Form 10-K
period 2006-12-31
HANSEN MEDICAL INC
filed 2007-03-28
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number: 001-33151
HANSEN MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1850535
(State of Incorporation)	(I.R.S. Employer Identification No.)

380 North Bernardo Avenue, Mountain View, CA 94043
(Address of Principal Executive Offices)

(650) 404-5800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common stock, $0.0001 par value per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The initial public offering of Hansen Medical, Inc.’s Common stock, par value of $0.0001 per share, commenced on November 16, 2006. There was no public market for the Company’s common stock prior to that date.

As of March 21, 2007, the registrant had outstanding 21,626,938 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be held May 24, 2007 (the “Proxy Statement”), are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

We have applied for trademark registration of, or claim trademark rights in, “Hansen Medical” “Sensei,” “Artisan,” “Intellisense,” “Elite,” “Hansen Artisan,” “Hansen Elite,” as well as the Hansen Medical “heart design” logo, whether standing alone or in connection with the words “Hansen Medical.” This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Item 1A “Risk Factors.” Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

We develop and manufacture a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our Senseitm Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of our Artisantm control catheter to a desired anatomical location in a way that is natural and inherently simple. We believe our Sensei system and its corresponding disposable Artisan control catheter will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system will benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes, permitting more complex procedures to be performed interventionally and by reducing treatment times. We expect to begin commercial shipments of our Sensei system and disposable Artisan control catheters in Europe and the United States in 2007, following required regulatory clearances. In Europe, we received regulatory clearance for the use of our Sensei system in September 2006. We are currently seeking approval of our Artisan control catheters in Europe. In the United States, we are currently seeking clearance from the U.S. Food and Drug Administration, or FDA, for the use of our Sensei system and Artisan control catheters to guide catheters for mapping the heart anatomy.

For the most part, catheters and catheter-based technologies have used blood vessels and other tubular anatomic structures as “highways” to constrain and guide their movement to specific parts of the body. However, with existing hand-held technologies, we believe physicians have limited ability to accurately control the working tips of these instruments, which may hinder the physician’s ability to perform complex procedures that require precise navigation and stability of catheters in tortuous vessels. These issues are magnified in larger open spaces such as the atria and ventricles of the heart where the navigation of the catheter is no longer aided by the vessel walls.

Our next-generation technology platform is designed to use robotics to enable physicians to instinctively navigate complicated anatomy and effectively control catheters and catheter-based technologies in unconstrained spaces such as the atria of the heart. The control console of our Sensei system directly translates the motions of the physician’s hands into corresponding motions of the catheters and catheter-based technologies inside the body. We believe that robotic control of these flexible instruments has the potential to revolutionize a broad range of interventional procedures in the same way that robotic control of surgical devices has revolutionized a growing number of surgical procedures over the past decade.

We believe our system and catheters will significantly improve the efficacy and ease of performing many catheter-based interventional procedures and will enable other procedures that are not currently performed with catheter-based technologies. Our initial focus is on electrophysiology, or EP, procedures for the treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. We also plan to expand the uses for our technology beyond EP procedures to additional interventional applications in cardiovascular, peripheral vascular and neurovascular diseases. We believe that any such expanded uses will require separate FDA clearances from what we are currently seeking and we cannot assure you we would be able to obtain these clearances.

Our robotic solution incorporates complex mechanical and electrical engineering, hardware, software, artificial intelligence and other technologies. We believe that we have skillfully integrated these technologies, thereby making our Sensei system easy and instinctive for physicians to use. As of December 31, 2006, we have performed 83 mapping and/or ablation procedures on human patients using our Sensei system. In addition, we have conducted hundreds of non-human experiments in which physicians have used our Sensei system and provided us with feedback on the instinctiveness and ease of use of the system. Based on our experience with existing catheter and catheter-based procedures, the procedures performed with our Sensei System and evaluations of physicians that have used the Sensei system, we believe that our Sensei system will offer significant benefits to physicians over current technologies. Our founders co-founded Intuitive Surgical, Inc., or Intuitive, a leading company in robotic surgery, and have considerable experience in developing and commercializing robotic solutions for treating disease.

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures. We believe our Sensei system will accomplish this objective by improving patient outcomes, reducing procedure times, reducing radiation exposure for doctors and reducing overall procedure costs and hospital expenditures. If we receive regulatory clearance, we plan to market our products through a direct sales force and key partner relationships. We believe that we will be able to increase the number of procedures performed with catheter-based approaches and enable more doctors to perform such procedures.

Background

Over the past thirty years, one of the most significant medical trends has been the development of less traumatic or minimally invasive methods of treating disease. These less traumatic methods have largely fallen into two groups:

•	Minimally invasive surgery, which reduces the size of incisions in body walls, generally results in fewer complications, shorter hospitalization and recovery times and substantially reduced pain and suffering. These procedures generally use rigid instruments.

•	Interventional procedures, which minimize trauma by using blood vessels and other tubular anatomic structures such as the nose, mouth, urethra, rectum and cervix as “highways” to guide flexible instruments such as catheters to the area of treatment.

Minimally invasive surgery reduces the trauma of open surgery, and interventional procedures cause even less trauma and can reach many areas of the body that robotic surgery cannot reach. Each year, catheter-based technologies are used for millions of interventional diagnostic and therapeutic medical procedures worldwide. However, manually-controlled hand-held catheter delivery devices, even in the hands of the most skilled specialists, have inherent instrument control limitations. In traditional interventional procedures, devices are manually manipulated by physicians, who twist and push the external ends of the instrument in an iterative process that attempts to thread the internal end of the instrument through tubular anatomic structures to a specific treatment site. Manual control of the working tip of the catheter becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site. These control problems are significant in constrained tubular spaces such as blood vessels and become even more difficult in unconstrained spaces such as the atria and ventricles of the heart. In addition, while sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed physicians to treat more complex conditions using flexible instruments, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. Each of these systems displays data differently, requiring physicians to continuously reorient themselves to the different formats and displays as they shift their focus from one data source to the next while at the same time manually controlling an inherently difficult to control catheter.

In recent years, another company has attempted to address these challenges with a remote guidance system that steers catheters using large magnets. However, we believe this magnetic system has a number of limitations, including overall cost of the equipment; the need to modify and magnetically shield procedure rooms at significant expense; the need to dedicate a room to the magnetic system; potential magnetic interference with other equipment and implanted devices; and the inability to apply variable force at the working tip of the catheter, narrowing the range of potential procedural applications for the system. In addition, the system lacks an open architecture for third-party catheters, necessitating the development, regulatory clearance and utilization of proprietary therapeutic catheters made by the system manufacturer or its business partners.

The Hansen Solution

We believe our Sensei system, combined with our disposable Artisan control catheters, overcomes the limitations of both hand-held catheters and magnetic navigation systems. We designed our Sensei system to have the following attributes:

•	Instinctive control. Our Sensei system utilizes computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters will be easier to use than manual catheter approaches and will therefore shorten and reduce the variability of procedure times, improve efficacy and enable new or additional procedures to be performed. In addition, we believe this instinctive control will enable physicians to be trained in the use of our Sensei system in a relatively short period of time and also increase the number of physicians who are capable of performing these catheter-based procedures.

•	Stability. We believe our Sensei system provides the accuracy and control required for treating a number of cardiac conditions in which the stable and repeated placement of a catheter against a specific location on the inner wall of a beating heart is necessary for an effective outcome.

•	Variable force at the catheter tip. To effectively perform a broad range of catheter-based procedures, physicians must have the ability to apply variable force at the working tip of the catheters and other catheter-based technologies. We designed our disposable Artisan control catheter products to provide variable support while maintaining the flexibility required to navigate the catheter. In addition, we have developed our IntellisenseTM force-sensing technology to measure and display the amount of force being applied at the catheter tip during the procedure.

•	Compatibility with third-party devices. Although we are seeking clearance for use of our Sensei system only with two specified mapping catheters, our Artisan control catheters incorporate a center lumen that is designed to be compatible with most currently approved third-party catheters without modification. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system. Unlike many of our competitors, our Artisan control catheters do not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer.

•	Portability. Our Sensei system primarily consists of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. In addition, the system includes a portable electronics rack. These modules can be wheeled between procedure rooms. Further, our Sensei system does not require a dedicated space or any special facility modification for its use and does not require magnetic shielding to prevent interference. As a result, we expect our Sensei system to be more convenient and significantly less expensive than a magnetic system.

We believe our robotic solution will offer substantial benefits to patients, physicians, hospitals and third-party payors. In particular, we believe that our Sensei system, combined with our Artisan control catheters, will:

•	Improve patient outcomes. We believe our Sensei system will improve procedure results by improving navigation of catheters and catheter-based technologies to specific sites within the blood vessels and other anatomic structures and by allowing more accurate and stable control during treatment. We believe that our Sensei system can increase the ease of performing procedures and thereby reduce procedure times and improve clinical outcomes.

•	Enable more catheter-based treatments for serious diseases and more complex existing procedures. Patients with atrial fibrillation are typically treated initially with drug therapy. Patients who fail drug therapy will occasionally also undergo catheter-based ablation treatments. However, we believe that due primarily to the difficulty in controlling the catheter, only approximately 23,000 of these procedures were performed in the United States in 2005. Because our Sensei system provides accurate manipulation and robotic control of the working tip of catheters and catheter-based technologies, we believe that it may be used off-label by physicians to interventionally treat atrial fibrillation as well as complex cases involving a variety of other cardiovascular diseases.

•	Enable additional physicians to perform complex cardiovascular procedures. Training required for physicians to carry out manual interventional cardiology procedures typically takes years, which we believe has resulted in a shortage of interventional physicians capable of performing more complex procedures. We believe our Sensei system will enable procedures that previously required the highest levels of training, manual dexterity and skill to be performed effectively by a broader range of interventional physicians. We believe that physicians can be trained to use our Sensei system in a relatively short period of time.

•	Enhance hospital efficiency. The duration of interventional EP procedures currently ranges from several minutes to many hours. EP interventional physicians often engage in repetitive, trial and error maneuvers because of the difficulty of manually controlling the working tip of disposable catheters. We believe that our Sensei system may significantly reduce both the navigation time and the time required to perform therapy at the target site for complex interventional procedures. In addition, we believe that greater standardization of procedure times and the portability of our Sensei system will enable more efficient scheduling of EP lab procedures.

•	Reduce x-ray radiation exposure. During catheter-based procedures, the physician who stands at the patient table to control the catheter is continuously exposed to the potentially harmful x-ray radiation. Shortening procedure times reduces this exposure. Our Sensei system can also improve safety by enabling physicians to conduct procedures remotely from an adjacent control room, limiting or eliminating physician and staff exposure to harmful radiation.

•	Improve physician ergonomics. A typical interventional cardiology procedure requires the physician to stand next to the patient table for several hours while continuously manipulating the external end of the catheter. In most cases, the physician will wear a heavy lead vest during the entire procedure to protect against exposure to the potentially harmful x-ray radiation. Our Sensei system allows the physician to perform the procedure in a seated position at a sufficient distance from the fluoroscopy field to reduce or eliminate the need for a heavy protective vest.

Our Products

The Sensei system

Our Sensei system is principally comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the EP lab and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module, to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our Artisan control catheter. Having navigated the catheter to the treatment site, the physician uses instinctive controls to accurately place the working tip of the control catheters where the desired treatment is to be performed.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our Artisan control catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

As part of optimizing the force used by physicians, we have developed proprietary Intellisense force-sensing technology to measure and display the amount of force being applied by a catheter throughout the procedure.

We expect that ongoing development efforts will enable our Sensei system to automatically carry out complex navigation sequences. Furthermore, we are developing our own location sensing technology, which we plan to incorporate into our Sensei system.

Our 510(k) premarket notification for our Sensei system is being reviewed by the FDA for use in mapping the heart anatomy. Based on the FDA’s September 2006 letter requesting additional information and our recent discussions with the FDA, we have added data from a 20 patient prospective observational study with a short-term follow period up in Europe to support our 510(k) submission for our Sensei system. We cannot assure you that the data from this study will support our 510(k) submission, that the FDA will not require us to gather significant additional clinical data to support 510(k) clearance or that the FDA will ever clear our Sensei system for mapping the heart anatomy.

Artisan control catheter

Our disposable Artisan control catheter and sheath assembly consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the Artisan control catheter. In this manner, the Artisan assembly is designed to accurately control the movement of an existing mapping catheter chosen by the physician. As a result, physicians are not limited to using particular proprietary catheters as is the case with the magnetic-based remote system. In addition, the center lumen of the Artisan control catheter allows physicians to adapt and expand the procedures they can perform as other manufacturers invent new therapeutic or diagnostic catheters. Each Artisan control catheter is designed to be used only once and then discarded.

Our disposable Artisan control catheter and sheath are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our system has a programmable chip that prevents use of our system with Artisan control catheters that have been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. Our 510(k) premarket notification for our disposable Artisan control catheter is being reviewed by the FDA as part of the Sensei system application. We are also currently seeking approval of our Artisan control catheters in Europe.

Elitetm transseptal system

Our Elite flexible transseptal system consists of a needle and dilator assembly that are designed to puncture and expand the atrial septum of the heart in order to allow access to the left heart chambers. This device is used when a physician wishes to accomplish a mapping or ablation procedure in the left atrium or ventricle. We received a 510(k) premarket clearance from the FDA for this kit in October 2006. The Elite system is cleared for use with any transseptal sheath. The initial indication for use for the Artisan catheter does not include specific use of the Elite transseptal system.

Clinical Focus

Electrophysiology

Electrophysiology is the study of electrical impulses through the heart. EP is focused primarily on diagnosing and treating arrhythmias, which are conditions in which electrical impulses within the heart vary from the normal rate or rhythm of a heartbeat. Such conditions may be associated with significant risks. Drug therapies have traditionally been used as initial treatments but they often fail to adequately control the arrhythmia and may have significant side effects. As a result, a significant unmet medical need for long-term solutions persists.

Severe heart rhythm disturbances were historically treated by highly invasive open chest heart surgery and are therefore typically only performed in conjunction with other procedures unrelated to the arrhythmia such as coronary artery bypass surgery or valve replacement. In such cases, the total procedure cost can range as high as $60,000. While generally very effective, these procedures are extremely traumatic for the patient, and usually require long hospital stays followed by a significant period of convalescence. Minimally invasive surgical procedures for the treatment of severe heart rhythm disturbances, including some which are robotically controlled, were devised to add visualization and instrument control using an endoscope in order to reduce the trauma for the patient. While these minimally invasive surgical techniques have been used for a number of anti-arrhythmic procedures, we believe the results have been mixed and the trauma to the patient and procedure cost remain high.

Interventional electrophysiology further advanced these surgical procedures in EP labs through visualization provided by real-time x-ray imaging, often enhanced by electro-anatomic mapping and intracardiac ultrasound. These advances enable physicians to insert and navigate catheters into the vasculature or open chambers of the heart to deliver diagnostic and therapeutic technologies.

In EP mapping and ablation procedures, physicians have traditionally used specialized hand-held catheters. These catheters are manually navigated using a system of mechanical control cables to first map the electrical signals within the patient’s heart and then to ablate the heart tissue to eliminate arrhythmias. Generally, ablation is accomplished by applying radio frequency energy or electrical energy, or freezing the diseased tissue giving rise to the arrhythmia, usually through a catheter which creates a small scar that is incapable of generating or conducting heart arrhythmias. EP procedures have proven highly effective at treating arrhythmias at sites accessible through the vasculature. According to Millennium Research Group, in 2005 there were more than 490,000 EP procedures for diagnosis and treatment of arrhythmia conducted annually in the United States and Europe.

Control of the hand-held devices used in these EP procedures requires significant skill, because navigation in the blood vessels and the chambers of the heart can be difficult. The path that the interventional device must follow to arrive at the treatment site can be complex and tortuous. Existing hand-held devices are limited in their ability to accurately navigate the tip of the mapping and ablation catheter to the treatment site on the heart wall, maintain adequate tissue contact within a beating heart to effect treatment and perform complex ablations within the left atrium of the heart. Physicians using manually-controlled, hand-held devices often utilize a range of different catheters and sheaths in an attempt to find the right device or devices for the procedure being performed. Our Sensei system has been designed to address the challenges associated with the use of current hand-held devices in performing many EP procedures.

We believe the instinctive robotic control of our Sensei system will provide greater accuracy, stability and control, will shorten and reduce the variability of procedure times and will improve the efficacy of EP procedures, including:

•	General mapping and ablation. A physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are mapped to identify the heart tissue generating the aberrant electrical signals. Mapping allows the physician to measure the timing and strength of the electrical activity. Following the mapping procedure, the physician may then use an ablation catheter to disable the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians generally choose an ablation catheter and perform both the mapping and ablation with the same catheter. According to Millennium Research Group, there are more than 250,000 mapping procedures and more than 160,000 ablation procedures performed each year in the United States.

•	Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to the Heart Rhythm Society, over 2.2 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, there were only 23,000 ablation treatments of atrial fibrillation performed in the United States in the last several years, according to Pacing and Clinical Electrophysiology . We believe that the number of atrial fibrillation procedures has the potential to grow rapidly if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is believed to be only approximately 50% to 75% and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature. In addition, these procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system:

		U.S.	Location and Success
Form of Arrhythmia	Definition	Prevalence/Incidence	Rate of Ablation Therapy

Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	2.2 million/160,000	In this arrhythmia, the ablation therapy is performed in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates vary from approximately 50% to 75%.
Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	unknown/200,000	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 90% of cases.
Atrioventricular Nodal Reentrant Tachycardia (AVNRT)	In AVNRT the abnormal signal begins in the atria and transfers to the atrioventricular node, or AV node. Instead of conducting down to the ventricle, the signal is returned to the atria.	570,000/89,000	In AVNRT, the ablation therapy is performed in the right atrium. Treatment success rate is approximately 95%.
Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 75%.

		U.S.	Location and Success
Form of Arrhythmia	Definition	Prevalence/Incidence	Rate of Ablation Therapy

Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the AV node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	up to 3% of the general population/ 200,000	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

Other potential applications in interventional cardiology

Patent Foramen Ovale.  A patent foramen ovale, or PFO, is an abnormal opening in the atrial septum which results in shunting of blood between the atrial chambers. PFOs are believed to be present in as many as 20% of the adult population and there is strong evidence that PFOs are responsible for the occurrence of a type of stroke, known as cryptogenic stroke, which occurs as a result of a blood clot in an otherwise healthy individual. Additionally, there is increasing evidence that the presence of a PFO is in some way related to the occurrence of migraine headache with aura in certain patients. Migraine headaches affect more than 28 million people in the United States alone, according to the Mayo Clinic.

Historically, closing PFOs has required open heart surgery, a traumatic procedure, requiring significant post-operative recovery. More recently, PFOs have been closed successfully with prosthetic patches that are delivered via catheter-based procedures. These procedures offer a minimally invasive approach, but require that the clinician leave a prosthesis inside the heart to cover and occlude the PFO defect. The presence of foreign material inside the heart can lead to significant complications including infection, thrombus formation leading to stroke, development of cardiac arrhythmias, and dislodgment or migration necessitating surgical removal of the device. In animal studies, we have used our Sensei system to create an inflammatory response with the tip of a transseptal needle threaded through the lumen of our catheter that resulted in secure closure of the PFO. In the future, we believe that our Sensei system, because of the increased control of the catheter tip, may give the clinician the ability to close a PFO without the use of patches or prosthetic material.

Left Atrial Appendage Occlusion.  One of the significant clinical risks associated with atrial rhythm abnormalities is the development of blood clots in the atrial chamber which can result in stroke. The anatomic portion of the left atrium, referred to as the left atrial appendage, or LAA, is particularly susceptible to clot formation. One approach to elimination of the risk of clot formation in the LAA is the use of catheter-based devices that block blood flow and pooling of blood in the LAA, and thereby reduce clotting risk in the atrium. These devices are believed to work well if they are properly positioned and oriented at the opening of the LAA, however, placement can be exceedingly challenging with conventional catheter techniques. We believe that our Sensei system may simplify the process of delivering these devices, enabling their widespread use.

Biventricular Lead Placement.  Pacemakers have been used in cardiology for many years to treat rhythm abnormalities and improve cardiac function. More recently, many physicians have concluded that pacing of both ventricles of the heart in synchrony is, in many patients, more effective than pacing one ventricular location. This technique requires that one of the pacing leads be positioned at an optimal location in the wall of the left ventricle. In order to deliver the left ventricular lead, cardiologists often use a catheter based approach that delivers the pacing lead by introducing a cannula or tube into the coronary sinus, a vein that runs along the outside of the heart. Navigating this coronary sinus vein requires significant catheter manipulation, and also requires stability of the catheter tip when the proper anatomic location is reached. We believe that our Sensei system may be able to simplify the placement of biventricular leads in their optimal location, particularly for physicians with limited experience with this technique.

Chronic Total Occlusion.  Chronic total occlusions, or CTOs, refer to lesions of the coronary vasculature system that completely block the lumen of a coronary artery, and prevent blood from passing by the lesion’s location. Cardiologists encounter CTO lesions in approximately 10% to 20% of their interventional cases for coronary disease. These occlusions create inadequate blood flow to the region of the heart that derives its blood from the occluded artery, and forces the affected region to survive based on collateral circulation from other vessels. Unlike partial occlusions, CTOs are difficult to pass a catheter or guide wire through because of the lack of any central lumen in the artery. As a result, conventional therapy of balloon dilation and stent placement is often impossible to perform, and the arterial lesion may be left untreated. Many specialized devices have been developed to try to cannulate through the center of a CTO lesion. However, procedures using these devices are often lengthy and are associated with significant complications and unsuccessful outcomes due to calcification of the lesion or inability to navigate the catheter tip through the center of the artery. We believe that our Sensei system, because of the ability to accurately control and stabilize the tip of the catheter as it is advanced, may be able to simplify the crossing of CTOs, significantly lowering procedure times and improving outcomes in these procedures.

Ventricular Injection Therapy.  Many chronic heart conditions lead to progressive deterioration in heart function, often resulting in a debilitating and eventually fatal disease referred to as congestive heart failure, or CHF. In CHF, the heart muscle becomes less efficient, the chambers of the heart begin to dilate and cardiac function tends to deteriorate. As the heart muscle becomes weaker, the heart has to work harder to pump an adequate amount of blood. The harder the heart works, the more damage is done to its structure and function. Clinicians treat CHF with a variety of drugs that decrease blood volume and increase contractility of the heart muscle. However, there is increasing investigation into techniques which attempt to repair the muscle cells that have been damaged through the direct injection of growth factors or healthy cells themselves into injured muscle. These techniques have shown some ability to replace damaged muscle but often demand the precise control of a needle injector inside the heart. We believe that our Sensei system may be able to provide a very efficient means for more easily performing ventricular injection at the specific locations where clinicians desire to deliver drugs and cell therapies.

Valve Repair.  Heart valve disease is a common disorder which affects millions of patients and is characterized by a progressive deterioration of one or more of the heart’s valvular mechanisms. Repair of heart valves has historically been accomplished by open heart surgery. Although often very successful in improving valve function, surgery of heart valves is associated with a risk of death and even if successful requires a long post-operative recovery. As a result, cardiologists tend to wait as long as possible before resorting to surgery in patients with deteriorating valve function. There is increasing interest in treating valve disease with less invasive means in order to enable treatment earlier in the disease and potentially slow or stop the progression of heart failure. In recent years, catheter-based procedures have been developed to repair valves in a surgical manner. We believe that as these procedures develop, physicians will require a new generation of catheters that can be used like surgical tools and which can be precisely controlled. As a result, we believe that we can lead the development of a new generation of procedures in cardiac valve intervention as an alternative to conventional cardiac surgery, potentially offering a safer and more cost-effective approach to the early treatment of heart valve disease.

Even if the FDA grants 510(k) clearance for the use of the Sensei system in mapping heart anatomy, we will not be able to label or promote the Sensei system or train physicians in its use for any of the above applications unless separate clearance or approval from the FDA is obtained.

Research and Development

As of December 31, 2006, our research and development team, excluding those who are now involved primarily in manufacturing, regulatory and quality, consisted of 44 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in four major areas:

•	continuing to enhance the capabilities of our existing Sensei system through ongoing product and software development;

•	developing new capabilities for our Sensei system;

•	designing new proprietary disposable interventional devices for use with our system; and

•	developing new applications for our technology and related additions to our Sensei system, new control catheters, or integration with other imaging or other modalities. Development of new applications may also require future clinical studies.

Our research and development team works independently and with other manufactures of EP lab equipment to integrate our open architecture platform with key imaging, location sensing and information systems in the EP labs. We have also collaborated with a number of highly regarded electrophysiologists and cardiologists in key clinical areas.

To date, we have conducted mapping and ablation procedures using our Sensei system on 83 human patients in Europe. Approximately 69% of these procedures involved a combination of mapping and ablation. During the initial 63 procedures, there were three events which were judged to be serious adverse events (under the FDA reporting guidelines), two of which were reported as being possibly related to the use of the Sensei system. During the recent 20 procedures, there were two serious adverse events, neither of which was deemed to be related to the use of the Sensei system. All of the patients recovered without any further consequence.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $16.6 million, $17.3 million and $5.2 million in 2006, 2005 and 2004, respectively, and have been $41.7 million for the period from inception to December 31, 2006.

Sales and Marketing

We will market our products in the European Union through a combination of a direct sales force and outside distributors. We have recently established a sales subsidiary in the UK and are in the process of establishing an additional sales subsidiary in Germany. We are hiring sales representatives to sell to and support customers in the UK, Germany, Austria and Benelux. We are negotiating distribution agreements for other EU countries.

We plan to market our products in the United States and sell through a direct sales force, supported by clinical account managers who will provide training, clinical support and other services to our customers. We have no experience as a company in the marketing, sale and distribution of our products. We plan to develop our own sales force, which can be expensive and time consuming and could delay the success of any product launch.

We believe our sales and marketing process will have two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

We expect that the customers we will target for initial sales will fall into three broad categories:

•	leading academic institutions with physician thought leaders who are interested in performing complex new procedures enabled by our system;

•	high-volume non-academic institutions interested in the benefits of our system; and

•	medium and low volume regional centers that are competing intensely for patients, attempting to minimize referrals of complex cases to other centers and focusing on gaining market share in their regional markets.

Following the initial sale of a system to a given hospital, we will endeavor to expand the number of physicians who use our Sensei system and work with the hospitals and their physicians to promote patient education about the benefits of procedures performed with our Sensei system. We believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from procedures performed with our Sensei system. We expect these efforts to increase demand for our disposable products among hospitals, physicians and referring physicians.

Sales of medical capital equipment generally follow a staged sales process that includes the following:

•	generating initial customer interest;

•	gaining commitment from the customer, which often involves a formal written proposal;

•	helping the customer secure formal budget approval for the system purchase;

•	receiving a formal purchase order from the customer after its approval process is complete and after sales terms have been agreed upon; and

•	installation of the system at the customer’s site and providing physician and staff training so it is used properly.

Our system utilizes proprietary control catheters, as well as software tailored to specific clinical applications. After a system is installed, we plan to provide ongoing support in order to increase customers’ familiarity with system features and benefits, and thereby increase usage. More frequent usage will result in increased consumption of our disposable Artisan control catheters. While a basic one-year warranty is expected to be included with each system, we believe that service contracts providing for enhanced levels of support and service beyond the basic warranty could become an important additional source of revenue.

We expect that our relationships with physician thought leaders in the field of electrophysiology will be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology. We will continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems.

Customer Service and Support

We plan to build an infrastructure for technical support activities, including a call center, field service engineers and service parts logistics and delivery. This infrastructure will provide a single point of contact for the customer and enable us to provide training and backup technical support to the customer. Our backup technical support will include a combination of online, telephone and onsite technical assistance services available 12 hours a day, seven days a week. The service and support infrastructure will be built in the United States and Europe. We plan to offer several different levels of support to our customers, including basic hardware and software maintenance, extended software maintenance and rapid response capability for both parts and service.

Manufacturing

To date, we have completed limited manufacturing of our Sensei systems and disposable catheter products to support clinical testing and validation of our systems. We have never manufactured our products in commercial quantity. We rely on third parties for the manufacture of certain components of our Sensei system, some of which are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the FDA clearance process and because of the custom nature of the parts we design. Any supply interruption for any of these components could limit our ability to manufacture our products, which could have a material adverse effect on our business.

We do not have experience in manufacturing, assembling or testing our products on a commercial scale. In order to produce our Sensei system and disposable Artisan control catheters in quantities sufficient to meet our anticipated market demand we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all.

Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, we and our contract manufacturers may have excess or inadequate inventory of materials and components.

The Sensei system

Our Sensei system incorporates a number of custom parts and components that we have designed and which are manufactured to our specifications by third parties. Our manufacturing strategy for our Sensei system is to assemble some critical subsystems in-house while outsourcing less critical subsystems, and to complete the final assembly and testing of those components in-house in order to control quality. Approximately 8,000 square feet of our current manufacturing facility is dedicated to systems assembly, testing and inspection.

Artisan control catheter and sheath assembly

Our Artisan control catheters consist almost entirely of custom parts which we have designed and are manufactured to our specifications. We assemble the Artisan control catheters in-house to control quality. We outsource the manufacture of other disposable products, including the transseptal puncture needle and sterile drapes used with our system in EP procedures. We also manufacture prototype disposables to facilitate future product development. We have approximately 5,000 square feet allocated to disposables manufacturing, assembly, testing and inspection in our current manufacturing facility.

Software

We develop the software components of our Sensei system, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation, or QSR. To date, the FDA has not inspected our manufacturing facility for regulatory compliance. Our existing facility passed a European regulatory agency audit in 2006 and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to achieve compliance with the FDA requirements or maintain ISO 13485 standards, we may be required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

Our manufacturing facility has recently been inspected and licensed by the California Department of Health Services, or CDHS, but remains subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS were to indicate that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

Force Dimension Development and Supply Agreement

On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension will manufacture and supply to us specially-configured motion controllers in accordance with a predefined pricing matrix, and will not collaborate with or license its technology to any other company in the field of steerable medical device systems, devices, and related procedures, with specific exception for specified robotically-oriented needle systems, and medical systems outside the human body, for a period of three years after the effective date of the agreement. We may terminate the agreement for any reason upon 30 days notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei system.

Reimbursement

Once we obtain FDA clearance or approval for our products and begin to market them, we anticipate that third-party payors will reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures that would use our products. We expect that healthcare facilities in the United States will bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under governmental programs and most private plans. The coding classification of physician services is established by the American Medical Association under the Current Procedural Terminology, or CPT, coding system. Currently there is a CPT code for mapping arrhythmias and a separate CPT code for combination mapping/ablation procedures. Accordingly, we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot be certain that coverage and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use the Sensei system.

We believe that physicians may elect to use products we sell for off-label indications, including, for example, for procedures to treat atrial fibrillation. Currently there are no products approved or cleared by the FDA for atrial fibrillation ablation procedures. We believe, however, that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. Accordingly, we believe that physicians and hospitals will be reimbursed for off-label use of our Sensei system. We cannot be certain, however, that third-party payors will continue to provide coverage or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require us to provide additional extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures.

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures targeted for use of our products. The reductions are to be transitioned over the next three years, beginning in fiscal year 2007. The Centers for Medicare and Medicaid Services, or CMS, responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. It is unclear whether the changes in the reimbursement codes will result in further reduction in payments for cardiac procedures that would use our products.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and Artisan catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2006, we had 11 issued U.S. patents and approximately 40 pending U.S. patent applications, one granted European patent and more than a dozen pending foreign applications. We also share the rights to approximately 200 issued U.S. patents, approximately 60 pending U.S. patent applications and approximately 90 pending or granted foreign applications under the cross license agreement with Intuitive. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design and robotic instrument control which we maintain as trade secrets or copyrighted software.

Successfully commercializing our Sensei system, and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. For example, we recently received a letter from a third party alleging that certain aspects of our Sensei system may infringe an issued U.S. patent for remote control catheterization. While we do not believe that the Sensei system infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States.

We have applied for trademark registration of, or claim trademark rights in, “Hansen Medical” “Sensei,” “Artisan,” “Intellisense,” “Elite,” “Hansen Artisan,” “Hansen Elite,” as well as the Hansen Medical “heart design” logo, whether standing alone or in connection with the words “Hansen Medical.”

Cross License Agreement with Intuitive Surgical

On September 1, 2005, we entered into a cross license agreement with Intuitive. Pursuant to this agreement, Intuitive granted us a co-exclusive, worldwide license in the field of intravascular approaches for the diagnosis and treatment of cardiovascular, neurovascular and peripheral vascular diseases. In return, we granted Intuitive a co-exclusive, worldwide license in the fields of endoscopic, laparoscopic, thoracoscopic or open diagnosis and/or surgical procedures, including endoluminal applications in gastrointestinal, respiratory, ear, nose and throat, urologic and gynecologic surgery. These licenses cover our and Intuitive’s patents and patent applications that were filed on or prior to the date of the agreement, as well as later filed divisionals, continuations and continuations in part with respect to the matters that were part of the original patents and patent applications as of the date of the agreement, but not any other later-filed patents and patent applications. In addition, these licenses cover all trade secrets and other know-how that we and Intuitive disclosed to each other prior to the date of the agreement. Each party retained full rights to practice its own technology for all purposes. As consideration for the licenses granted by Intuitive, we issued 125,000 shares of our Series B preferred stock to Intuitive (which converted into 125,000 shares of our common stock at the time of our initial public offering) and we will owe royalties to Intuitive on certain future product sales. We may also be required to pay Intuitive annual minimum royalties. We will not receive any royalties or other compensation from Intuitive under the agreement.

Each party has agreed not to engage in activities outside its licensed field that, to its knowledge, would infringe the other party’s licensed patents. Although we believe that there are opportunities for us to operate outside the licensed field of use without the use of the Intuitive patent portfolio, there can be no assurance that Intuitive will not assert that we are infringing on their patents outside the licensed field of use. Any disputes regarding a party’s potential infringement of the other party’s licensed patents that cannot be resolved through discussions between the parties will be settled by litigation. If such litigation results in a judgment of infringement that cannot be appealed and the infringing party fails to cease such infringement within a specified cure period, the non-infringing party will have the right to terminate the agreement. The parties have also agreed on a procedure under which either party may, but is not obligated to, ask an arbitration panel to make a binding determination as to whether or not a new product being developed by such party would, if commercialized outside such party’s licensed field, infringe any issued patents of the other party.

The agreement may be terminated by either party for bankruptcy of the other party. We also have the right to terminate the agreement at any time on or after March 1, 2018, and if we exercise this termination right, the licenses granted to us by Intuitive will terminate, but the licenses granted by us to Intuitive will survive. Neither party is permitted to terminate the agreement based on a breach by the other party, except in the event of the other party’s failure to cease infringing activity as described above or to remedy a significant payment default that has been established through a court judgment that cannot be appealed. If a party terminates the agreement for one of these types of breaches, the licenses granted by this party will terminate, but the licenses granted to this party will survive. In the absence of any early termination, the agreement will expire upon the expiration of the last to expire of the patents licensed under the agreement.

License Agreement with Mitsubishi Electric Research Laboratories

On March 7, 2003, we entered into a License Agreement with Mitsubishi Electric Research Laboratories, Inc., or MERL. Pursuant to this agreement, we obtained an exclusive, worldwide license to certain MERL patents and related know-how for use in the field of therapeutic or diagnostic vascular or endoluminal intervention involving robotics, automation or telemanipulation. In consideration for such license, we issued 9,375 shares of our common stock to MERL, and we will owe commercialization milestones as well as minimum royalties and royalties on certain future product sales, subject to an annual royalty cap. Under the agreement, we are obligated to use reasonable commercial efforts to commercialize royalty-bearing products. The agreement may be terminated by MERL in the event of an uncured material breach by us. In addition, we can terminate the agreement for any reason with advanced written notice to MERL.

Competition

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion.

We believe that the principal competitive factors in our market include:

•	safety, efficacy and high-quality performance of products;

•	integration with a three-dimensional visualization methodology;

•	ease of use and comfort for the physician;

•	cost of products and eligibility for coverage and reimbursement;

•	procedure times and improved clinical outcomes for patients;

•	effective sales, marketing and distribution;

•	brand awareness and strong acceptance by healthcare professionals and patients;

•	training, service and support and comprehensive education for patients and physicians; and

•	intellectual property leadership and superiority.

We consider our primary competition in electrophysiology, our first targeted market, to be in the following areas:

•	Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, approximately half respond to drug therapies and, as a result, are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. We are not currently aware of drug therapies under development that have the potential to improve the success rate of drug treatment for electrophysiological conditions such as atrial fibrillation. However, to the extent that more effective drug therapies are developed and approved for use in treating these conditions, we will face increased competition.

•	Existing manual catheter-based interventional techniques. The vast majority of interventional EP procedures performed today are performed with several types of hand-held catheters. These products evolve rapidly, and their manufacturers are constantly attempting to make them easier to use or more efficacious in performing procedures.

•	Minimally invasive surgical procedures. A number of manufacturers are attempting to market devices that access the heart through an endoscopic surgical technique called thoracoscopy to treat atrial fibrillation. While less invasive than open surgery, these still require a surgical incision and general anesthesia, and therefore are more traumatic to the patient than an interventional EP procedure.

•	Magnetic guidance systems for steering catheters. Stereotaxis, Inc. markets a system that has been on the market in the United States and in Europe since 2003 and that uses magnets to control the working tip of catheters and other control catheters during interventional EP and other procedures. Because the system was introduced prior to our Sensei system and has a significant installed base, we believe it currently leads the market for guidance systems for controlling the working tip of catheters and catheter-based technologies.

•	New approaches. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures. Some of these companies may attempt to use robotic techniques to compete directly with us. Many of these companies have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP lab.

For applications outside of EP, we expect to face similarly intense competition. The use of catheters and catheter-based technologies is common for a broad range of interventional procedures in cardiology and in other medical specialties. Other companies may market guidance systems for use outside of EP. In addition, we believe that Intuitive is developing a system to guide flexible medical devices in fields such as urology, gynecology, gastrointestinal disease, and other medical fields outside of cardiology. While they may not use our patents in EP and cardiology procedures, Intuitive may attempt to compete directly with us in EP and cardiology, the markets we plan to initially target. We also face competition from large medical device companies that have significantly greater financial and human resources for product development, sales and marketing, and patent litigation. Large medical device companies such as Johnson & Johnson, St. Jude Medical, Boston Scientific and others, as well as a variety of smaller innovative companies, are also expected to be targeting the EP, cardiology and endoluminal markets for guiding flexible medical devices.

Government Regulation

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize, among other things, the billing practices of healthcare providers and the marketing of healthcare products. The federal government also has increased funding in recent years to fight healthcare fraud, and various agencies, such as the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, or OIG, and state Medicaid fraud control units, are coordinating their enforcement efforts.

We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business and most frequently cited in enforcement actions.

U.S. Food and Drug Administration Regulation

The FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and the regulations promulgated under the FFDCA. The FFDCA and the implementing regulations govern, among other things, the following activities relating to our medical devices: preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, postmarket adverse event reporting, and advertising and promotion.

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA premarket clearance or require premarket clearance through a premarket notification, or 510(k), process. Class II devices may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Class III devices require FDA approval of a premarket application, or PMA, prior to commercial distribution. Devices may be placed in Class III if they are life-sustaining, life-supporting or implantable devices, or are new devices deemed not substantially equivalent to a previously 510(k)-cleared Class I or Class II device or to a preamendment Class III device (i.e., in commercial distribution before May 28, 1976) for which PMAs have not been called.

If U.S. clinical data is required to support one of our marketing applications, generally, an investigational device exemption, or IDE, will need to be assembled and submitted to the FDA. The FDA reviews and must approve an IDE before a study may begin in the United States. In addition, the study must be approved by an Institutional Review Board, or IRB, for each clinical site. When all approvals are obtained, the study may be initiated to evaluate the device. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA’s extensive requirements. During a study, we would be required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA.

In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the two devices are comparable in intended use and safety and effectiveness, the device may be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. In the PMA process, the FDA examines detailed data relating to the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, preclinical testing and clinical study data. Prior to approving the PMA, the FDA will conduct an inspection of the manufacturing facilities and the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR, which impose elaborate testing, control, documentation and other quality assurance procedures in the manufacturing process. An inspection of clinical sites evaluates compliance with the IDE requirements. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA. The panel’s recommendation is given great weight, but is not dispositive of the agency’s decision. If the FDA’s evaluation is favorable, the PMA is approved, and the device may be marketed in the United States. The FDA may approve the PMA with postapproval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

The FDA has not cleared or approved our system for any use. We are seeking 510(k) clearance of our Sensei system and Artisan control catheters for use in mapping the heart anatomy. Our first premarket notification was submitted in December 2003. The FDA rejected it in February 2005 on the grounds that our device was not substantially equivalent to the identified predicate devices. After further discussion with the FDA, in September 2005 we submitted a second 510(k) premarket notification, to which the FDA responded in November 2005 with a letter requesting additional information and setting forth questions that required responses in order to complete their review. In this letter, the FDA identified several deficiencies, including a lack of data addressing certain safety concerns regarding the use of our device with guidewires and its use with catheters different from those specified in our pending 510(k) premarket notification. In subsequent oral communications, the FDA indicated that significant clinical data would be required in order to clear our device for use with ablation catheters, but such clinical data would not be required if we chose to limit the indicated use for the device to use with two specific mapping catheters. In March 2006, we revised our proposed label to limit use with two specified mapping catheters. We also provided supplemental data and information to support our 510(k) premarket notification. In April 2006, the FDA issued a letter identifying deficiencies that must be resolved before the FDA could clear our 510(k) premarket notification. In June 2006, we submitted a response with additional data and information intended to address the remaining deficiencies. In September 2006, we received a letter from the FDA requesting additional information, to which we responded in February 2007. None of our submissions to date have provided the FDA with clinical data generated in the United States, although we have provided animal studies and some clinical data gathered outside the United States. Based on the FDA’s letter requesting additional information and our recent discussions with the FDA, we included in our response data from a 20 patient prospective observational study in Europe with a short-term follow up period.

The data the FDA requires may vary depending upon the intended use of a device. We cannot assure you that the FDA will not require additional clinical data to support 510(k) clearance for mapping heart anatomy or the FDA will clear our device for this indication. Under the FFDCA, moreover, if the FDA determines that a particular off-label use is likely to occur and that such use could cause harm, the FDA has the authority to require a statement in the labeling that provides appropriate information about the off-label use, including a contraindication or warning against use of the device for such purpose. For instance, the FDA could require as a condition of 510(k) clearance that our Sensei system labeling specifically contraindicate the device for use in cardiac ablation procedures. We cannot assure you that the FDA will grant 510(k) clearance to our Sensei system and disposable Artisan control catheters for mapping the heart anatomy on a timely basis, or that the FDA will not require us to submit additional clinical data as part of the 510(k) process, or even deny 510(k) clearance and require us to seek PMA approval.

Companies are prohibited from promoting FDA-approved or cleared products for off-label uses. Accordingly, we may not market or promote our Sensei system for any off-label use. For example, if we obtain 510(k) clearance for the use of our system in mapping heart anatomy with two specified mapping catheters, we will not be permitted to promote our system for use with any other mapping catheter or in any other procedure, including ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or PMA approval with significant clinical data. We anticipate that physicians will use our devices off-label for these indications within their practice of medicine. We expect to engage in medical education activities relating to the use of our Sensei system to guide catheters for cardiac ablation procedures that, if conducted in accordance with FDA guidelines and policies, we believe would not constitute off-label promotion. The guidelines and policies are subject to varying and evolving interpretations, however, and the FDA could disagree that our activities comply with applicable restrictions against off-label promotion.

After a device is placed on the market, regardless of the classification or premarket pathway, significant regulatory requirements apply. These include:

•	establishing registration and device listings with the FDA;

•	the QSR, which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of manufacturing;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses, and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health.

A Class III device may have significant additional obligations imposed in its conditions of approval.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Furthermore, later discovery of previously unknown problems with our Sensei system, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including withdrawal of the product from the market or voluntary or mandatory recalls. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters; fines and penalties; injunctions preventing us from manufacturing or selling our products; civil or criminal charges; delays in the clearance or approval of our products; recalls, detention or seizure of our products; or withdrawals or denials of approvals or clearances for our products. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

The primary regulatory environment in Europe is that of the European Union, which consists of 25 countries encompassing most of the major countries in Europe. The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products and commercially distribute those products throughout the European Union.

In September 2006, we received the CE mark for the sale of our Sensei system, and we are currently seeking approval of our Artisan control catheters which will allow us to market our system for ablation procedures in Europe. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Anti-Kickback Statutes and Federal False Claims Act

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the OIG to issue a series of regulations, known as the “safe harbors” which it did, beginning in July of 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. As part of our compliance program, we plan to review our sales contracts and marketing materials to assure compliance with the Anti-Kickback Statute and similar state laws, and will inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and assert otherwise.

Another trend affecting the healthcare industry is the increased use of the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the False Claims Act.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. We are unable to predict whether we could be subject to actions under the False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Our future activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products.

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Three standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we believe we are not a covered entity and therefore do not need to comply with these standards, we expect that our customers generally will be covered entities and may ask us to comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant costs for us. If we fail to comply with these standards, it is possible that we could be subject to criminal penalties.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Certificate of Need Laws

In approximately two-thirds of the states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or various types of advanced medical equipment, such as our system. At present, many of the states in which we expect to sell our system have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and we anticipate that some of our purchase orders may be conditioned upon our customer’s receipt of necessary certificate of need approval. Certificate of need laws were enacted to contain rising healthcare costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new equipment or offering new services. A further increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us. Moreover, some states may have additional requirements. For example, we understand that California’s certificate of need law also incorporates seismic safety requirements which must be met before a hospital can acquire our system.

Employees

As of December 31, 2006, we had 96 employees, 44 of whom were engaged directly in research and development, 19 in manufacturing and service, 17 in general administrative and accounting activities, 9 in regulatory, clinical affairs and quality activities and 7 in sales and marketing activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Additional Information

Hansen Medical, Inc. was incorporated in Delaware in 2002 under the name AutoCath, Inc. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (1) are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, (2) may be obtained by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027, (3) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (4) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website address is www.hansenmedical.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 380 North Bernardo Avenue, Mountain View, California 94043 and our telephone number is (650) 404-5800.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are a development stage company with a limited history of operations and no approved products, and we cannot assure you that we will ever have a commercialized product.

We are a development stage medical device company with a limited operating history, and we currently do not have any products cleared or approved for commercialization or any source of revenue. We have been engaged in research and product development since our inception in late 2002 and have invested all of our time and resources in developing our technology, which we intend to commercialize initially in the form of our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan Control Catheters, or Artisan control catheters. The future success of our business will depend on our ability to obtain regulatory clearance or approval to market our products, create product sales, successfully introduce new products, establish our sales force and distribution network, and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

If we fail to obtain or maintain necessary U.S. Food and Drug Administration clearances for our medical device products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance or approval to market a medical device is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. Although we have received a CE mark for the sale of our Sensei System in the European Union, we are currently seeking approval of our Artisan control catheters in Europe and we have not received regulatory clearance to commercialize our Sensei system and Artisan control catheters in the United States. If we are not successful in obtaining timely clearance or approval of our Sensei system from the U.S. Food and Drug Administration, or FDA, for at least one use, we may never be able to generate significant revenue and may be forced to cease operations.

We are currently seeking 510(k) clearance for our Sensei system solely for use with two specified mapping catheters to map the heart anatomy. We submitted our request for 510(k) clearance in December 2003, which the

FDA denied in February 2005. We subsequently submitted a revised request for 510(k) clearance in September 2005. In response to deficiencies identified by the FDA, we made two subsequent submissions in support of this request. The first submission in March 2006 was deemed inadequate. We made the second submission in June 2006. The FDA responded to this second submission and requested additional information in September 2006, to which we responded in February 2007. None of our 510(k) submissions to date have presented significant clinical data to the FDA. Based on the FDA’s recent letter requesting additional information and our recent discussions with the FDA, we submitted data from a 20 patient prospective observational study in Europe with a short-term follow up period to support our request for 510(k) clearance of our Sensei system. We cannot assure you that the data from our 20 patient study and our previously performed 63 procedures will support 510(k) clearance, that the FDA will not require us to gather significant additional clinical data to support 510(k) clearance or that the FDA will ever clear our Sensei system for mapping the heart anatomy. The FDA also could deny our 510(k) submission and require our Sensei system to undergo the more burdensome premarket approval, or PMA, process, which would require significant clinical trial data and generally takes from one to three years to complete. Even if our Sensei system is cleared for mapping procedures, we cannot assure you that FDA will not place restrictions on our cleared labeling, including contraindications or warnings against the use of our Sensei system in ablation procedures.

We will be required to seek a separate 510(k) clearance or PMA to market our Sensei system for uses other than mapping the heart anatomy. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures.

Furthermore, obtaining clearances or approvals from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain a 510(k) clearance or a PMA, the clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our Sensei system may not be approved for the indications that are necessary or desirable for successful commercialization or profitability.

Even if our products receive regulatory clearance for heart mapping, if physicians and hospitals are not convinced that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, we may not be commercially successful.

We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Although we are seeking 510(k) clearance to market our Sensei system and disposable Artisan control catheters for guiding catheters to map the heart anatomy, even with such clearance we will not be able to label or promote these products, or train physicians, for use guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. During the initial 63 mapping and ablation procedures conducted using our Sensei system on human patients, there were three events which were judged to be serious adverse events (under the FDA reporting guidelines), two of which were reported as being possibly related to the use of the Sensei system. During the subsequent 20 procedures, there were two serious adverse events, neither of which was deemed to be related to the use of the Sensei system. All of the patients recovered without any further consequence. However, if longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products for cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.

If our Sensei system and disposable Artisan control catheters receive regulatory clearances for commercialization, we expect to derive substantially all of our revenues from their sales. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.

We anticipate that our initial product offering will consist primarily of two components, our Sensei system and our corresponding disposable Artisan control catheters. Currently there is no market for our products and related technology. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan control catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive piece of capital equipment, representing a significant portion of an electrophysiology, or EP, laboratory’s annual budget. In addition, because it has not yet been commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products. We do not know if our Sensei system will be successful. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a seriously detrimental impact on our business, results of operations and financial condition.

We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced substantial net losses since our inception in late 2002. We had net losses of approximately $26.0 million, $21.4 million and $7.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and at December 31, 2006 we had a deficit accumulated during the development stage of $59.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. If we receive regulatory clearance from the FDA to market our products, we expect to incur substantial additional and increasing net losses for at least the next several years as we generally scale up our sales, marketing and manufacturing operations to commercialize our products and seek additional regulatory clearances. In any event, we expect our general and administrative expenses to increase as we add the necessary infrastructure to support operating as a public company. Because we may not be successful in completing the development or commercialization of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never earn revenue or achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We do not currently have sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.

We have no experience as a company in the marketing, sale and distribution of our products. If cleared by the FDA, we intend to market our products in the United States through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Developing a direct sales force is expensive and time consuming and could delay the success of any product launch. Additionally, any direct sales force that we develop will be competing against the experienced and well-funded sales organizations of our competitors. We may not be able to develop this capability on a timely basis or at all. If we are unable to establish and maintain a direct sales, marketing and distribution network, we may be unable to generate revenue and may not become profitable and our financial condition and results of operations will be harmed. We will face significant challenges and risks in establishing a direct sales force and marketing our products, including, among others:

•	our ability to recruit, train and retain adequate numbers of qualified sales and marketing personnel;

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our products or physicians to use our products;

•	costs associated with hiring, maintaining and expanding an independent sales and marketing organization; and

•	government scrutiny with respect to promotional activities in the healthcare industry.

Outside the United States, primarily in the European Union, we plan to use a combination of a direct sales force and distributors to market, sell and support our products. We are unable to predict the initial acceptance and timing of sales of our products in the EU. If we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, or if their sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.

We do not have experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan control catheters in quantities sufficient to meet our anticipated market demand we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. Even if our products receive regulatory clearance, we may be unable to meet the expected demand for our Sensei system or Artisan control catheters, maintain control over our expenses or otherwise adapt to anticipated growth. If we are unable to satisfy demand for our Sensei systems, our ability to generate revenue could be impaired, market acceptance of our products could be adversely affected and hospitals may instead purchase, or physicians may use, our competitors’ products.

In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our Mountain View facility is located in a center devoted generally to start-up and emerging companies, and our landlord may be unwilling to extend our lease on favorable terms or at all. Accordingly, we may be unable to, or may elect not to, renew our lease for our Mountain View facilities on or before its expiration in June 2008, in which case we will need to locate new facilities. If we need to find additional or alternative facilities, we cannot assure you that we will be able to find these facilities on favorable terms in a timely manner to meet our operational requirements. Searching for and moving to a new facility could disrupt our systems assembly or testing activities and divert the attention of our management and other key personnel from our business operations.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We are currently seeking clearance of our Sensei system and Artisan control catheters from the FDA solely for use in mapping heart anatomy using two specific mapping catheters. Our business and future growth, however, will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not have FDA clearance or approval. At present, we are seeking 510(k) clearance of our Sensei system and Artisan control catheters only for use in mapping the heart anatomy, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We believe that seeking 510(k) clearance for this limited indication is the least burdensome path to initial regulatory clearance. However, we may subsequently seek regulatory clearance for use of our Sensei system for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Unless and until we receive regulatory clearance or approval for use of our Sensei system in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system in cardiac ablation procedures and may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. However, although manufacturers are not permitted to promote for off-label uses, in their practice of medicine, physicians may lawfully choose to use medical devices for off-label uses. For example, we have received a separate 510(k) clearance for our Elite flexible transseptal system, which consists of a needle and dilator assembly. Even if we receive 510(k) clearance for our Sensei system for use in mapping, a physician could use our cleared needle and dilator in our Sensei system for a procedure not covered by our label. This would constitute an off-label use. We expect that hospitals and physicians will use our Sensei system for the treatment of a variety of conditions beyond mapping heart anatomy, including the ablation of cardiac tissue to treat atrial fibrillation and similar conditions.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Due to these legal constraints, our sales and marketing efforts will focus only on the general technical attributes and benefits of our Sensei system and the use of this device to guide catheters for heart mapping. At the same time, we will undertake some dissemination of information relating to the use of our Sensei system in the treatment of atrial fibrillation. For example, the FDA permits companies to respond in a non-promotional manner to unsolicited requests from doctors for off-label information. We expect to respond to such requests in accordance with the FDA’s policy by providing copies of and citations to peer-reviewed journal articles that may discuss off-label uses for our Sensei system. In addition, our medically trained clinical application specialists may attend interventional procedures where ablation procedures to treat atrial fibrillation are performed using our Sensei system off-label. Our specialists will be trained to limit their discussion to the general attributes of our system and its use in catheter navigation for mapping. Subject to the FDA’s guidelines, we also plan to provide financial support in the form of unrestricted research and educational grants to several leading institutions in the cardiac field, which they may use to conduct physician training programs, including programs relating to the use of our Sensei system for the ablation of cardiac tissue to treat atrial fibrillation. Although we believe that these communications and activities regarding our Sensei system will be in compliance with the relevant regulatory requirements, the application of these requirements can be varying and are evolving, creating a material risk that the FDA or another regulatory authority could disagree with our position. If regulatory authorities believe we are not in compliance with the requirements, we could be subject to significant liability for promoting our Sensei system for off-label uses, including civil and administrative remedies, injunction against sales for off-label uses, and criminal sanctions. Enforcement measures taken against us could harm our business or force us to cease operations.

We and our collaborators are also subject to the U.S. Federal False Claims Act and U.S. Federal Anti-Kickback law. We are developing a compliance program that will seek to establish internal controls to facilitate adherence to the rules and program requirements to which we will become subject. If, however, we are determined to have violated these and other laws, we could incur significant penalties and be subject to criminal prosecution. We could also be excluded from participation in government healthcare programs such as Medicare and Medicaid. In addition, management’s attention could be diverted and our reputation and our ability to enter into future collaborations could be damaged.

The training required for physicians to use our Sensei system could reduce the market acceptance of our system and reduce our revenue.

Physicians must be trained to use our Sensei system proficiently. It is critical to the success of our sales efforts to ensure that there are a sufficient number of physicians familiar with, trained on and proficient in the use of our Sensei system. Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our system is challenging, and we cannot assure you that we will be successful in these efforts.

In addition, we will only train physicians to insert, navigate and remove catheters using our Sensei system. The physicians must obtain training elsewhere to learn how to map or ablate cardiac tissue to treat atrial fibrillation. This training may be provided by hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you, however, that a sufficient number of physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train physicians to use our Sensei system for atrial fibrillation or other cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

Because our markets are highly competitive, customers may choose to purchase our competitors’ products, which would result in reduced revenue and harm our financial results.

Our Sensei system is a new technology and must compete with established manual interventional methods and methods of our competitors in automated technology, such as Stereotaxis, Inc. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market for approximately three years, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development and innovation is rapid and continuous. If new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, they could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

Most of our competitors enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	longer operating histories;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory clearance for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

In addition, as the markets for medical devices develop, additional competitors could enter the market. As a result, we cannot assure you that we will be able to compete successfully against existing or new competitors. Our revenues would be reduced or eliminated if our competitors develop and market products that are more effective and less expensive than our products.

We will likely experience extended and variable sales cycles, which could cause significant variability in our results of operations for any given quarter.

Our Sensei system will likely have a lengthy sales cycle because it involves a relatively expensive piece of capital equipment, the purchase of which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ EP laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We estimate that this sales cycle may take between 12 and 18 months. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, in connection with its review of our 510(k) notification, the FDA has expressed concerns regarding the safety of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation. We expect, however, that our Sensei system will be used off-label in cardiac ablation and similar high risk procedures involving very ill patients, which could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	withdrawal of clinical trial participants;

•	significant costs of related litigation;

•	substantial monetary awards to patients;

•	product recalls or market withdrawals;

•	loss of revenue; and

•	the inability to commercialize our products under development.

We may be unable to complete the development and commercialization of our existing products under development or other products without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development, including conducting clinical trials for our Sensei system. Even before we receive clearance to market our Sensei system, we expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity. In 2006, our net cash used in operating activities was $22.0 million. We expect that our cash used by operations will increase significantly in each of the next several years, and we may need additional funds to complete the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of regulatory clearance;

•	the revenue generated by sales of our future products;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If adequate funds are not available, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

Our reliance on third-party manufacturers and on suppliers, and in one case, a single-source supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on third-party manufacturers to produce most of the components of our systems and other products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for the motors and electronics we use in our Sensei systems and for our control catheters and sheaths. For example, we obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are also part of our Sensei system. In addition, our reliance on third parties involves a number of risks, including, among other things, the risk that:

•	suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipments of our products;

•	we may not be able to respond to unanticipated changes and increases in customer orders;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	we may experience delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

•	our suppliers may wish to discontinue supplying goods or services to us beyond the development phase for risk management reasons, such as intellectual property reasons or medical products liability reasons;

•	we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products.

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in support of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business.

Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas.

Our Sensei system is designed to have the potential for applications beyond electrophysiology, including in a variety of endoscopic procedures which require a control catheter to approach diseased tissue. We further believe that our Sensei system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA from the FDA for these applications of our Sensei system. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

If we fail to obtain or acquire imaging and visualization technology, or collaborate with a strategic partner to provide such technology on terms favorable to us, or at all, our Sensei system may not be able to gain market acceptance and our business may be harmed.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We believe that integrating our Sensei system with key imaging and visualization technologies using an open architecture approach is a key element in establishing our system as important for complex interventional procedures. Our Sensei system currently utilizes a variety of imaging means to visualize and assist in navigating our Artisan control catheters. These imaging systems include fluoroscopy, intravascular ultrasound and electro-anatomic mapping systems, as well as pre-operatively acquired three-dimensional computed tomography and magnetic resonance imaging. We believe that in the future, as imaging companies develop increasingly sophisticated three-dimensional imaging systems, we will need to integrate advanced imaging into our Sensei system in order to compete effectively. There can be no assurance that we can timely and effectively integrate these systems or components into our Sensei system in order to remain competitive. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures and that have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP laboratory. We may not be able to acquire or develop three-dimensional imaging and visualization technology for use with our Sensei system. In addition, developing or acquiring key imaging and visualization technologies could be expensive and time consuming and may not integrate well with our Sensei system. If we are unable to timely acquire, develop or integrate imaging and visualization technologies, or any other changing technologies, effectively, our revenue may decline and our business will suffer.

If we are not able to develop or acquire our own imaging and visualization technologies, we may need to collaborate or enter into partnerships with strategic partners to provide us with such technology. We cannot assure you that we would be able to enter into such collaborations or partnerships on terms that are favorable to us, or at all. If we are not able to enter into such collaborations or partnerships, we may not be able to effectively compete with new technologies and our business may be harmed.

Software defects may be discovered in our products.

Our Sensei system incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

•	loss of revenue;

•	delay in market acceptance of our products;

•	damage to our reputation;

•	additional regulatory filings;

•	product recalls;

•	increased service or warranty costs; and/or

•	product liability claims relating to the software defects.

Our costs could substantially increase if we receive a significant number of warranty claims.

We expect to warrant each of our products against defects in materials and workmanship for a period of approximately 12 months from the acceptance of our product by a customer. We have no history of commercial placements from which to judge our rate of warranty claims. If warranty claims are significant, we could incur additional expenditures for parts and service. In addition, our reputation and goodwill in the EP lab market could be damaged. While we plan to establish reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could negatively impact our business, financial condition and results of operations.

Hospitals or physicians may be unable to obtain coverage or reimbursement from third-party payors for procedures using our Sensei system, which could affect the adoption or use of our Sensei system and may cause our revenues to decline.

If we obtain FDA clearance or approval for our products and begin to market them, we anticipate that third-party payors will reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures involving our products. We expect that healthcare facilities in the United States will bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients.

There can be no assurance that coverage and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The reductions are to be transitioned over the next three years, beginning in fiscal year 2007. The Centers for Medicare and Medicaid Services, or CMS, responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. It is unclear whether the changes in the reimbursement codes will result in further reduction in payments for cardiac procedures that would use our products.

Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue. A failure to generate sufficient sales could have a material adverse impact on our financial condition and harm our business.

We may lose our key personnel or fail to attract and retain additional personnel.

We are highly dependent on the principal members of our management and scientific staff, in particular Frederic Moll, M.D., our Chief Executive Officer and one of our directors, Gary C. Restani, our President and Chief Operating Officer and one of our directors, Robert Younge, our Chief Technology Officer, and Sean Murphy, Ph.D., our Senior Vice President of Engineering. Dr. Moll has extensive experience in the medical device industry, and we believe his expertise in the robotic device field will enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

We expect to rapidly expand our operations and grow our research and development, sales and marketing and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in the scope of our operations and the number of our employees since our inception. This growth has place significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, we will need to continue to grow. However, continued growth presents numerous challenges, including:

•	implementing appropriate operational and financial systems and controls;

•	expanding manufacturing capacity and increasing production;

•	developing our sales and marketing infrastructure and capabilities;

•	identifying, attracting and retaining qualified personnel in our areas of activity; and

•	training, managing and supervising our personnel worldwide.

Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products and our business will be harmed.

We intend to sell our Sensei system internationally and are subject to various risks relating to such international activities which could adversely affect our international sales and operating performance.

We believe that a portion of our future revenue will come from international sales. To expand internationally, we will need to hire, train and retain qualified personnel. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	export or import restrictions and controls relating to technology;

•	pricing pressure;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	the effects of fluctuations in foreign currency exchange rates;

•	shipping delays;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

If one or more of these risks are realized, it could require us to dedicate significant resources to remedy the situation, and if we are unsuccessful at finding a solution, our revenue may decline.

Our business may be harmed by a natural disaster, terrorist attacks or other unanticipated problems.

Our manufacturing and office facilities are located in a single building in Mountain View, California. Despite precautions taken by us, a natural disaster such as fire or earthquake, a terrorist attack or other unanticipated problems at this building could interrupt our ability to manufacture our products or operate our business. These disasters or problems may also destroy our product inventories. While we carry insurance for certain natural disasters and business interruption, any prolonged or repeated disruption or inability to manufacture our products or operate our business could result in losses that exceed the amount of coverage provided by this insurance, and in such event could harm our business.

We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.

Our research and development, manufacturing and clinical processes involve the handling of potentially harmful biological materials as well as hazardous materials. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our financial condition. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 — revised 2004, or SFAS No. 123R, Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard for our financial statements was January 1, 2006. Adoption of this statement had a significant impact on our 2006 financial statements and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Our actual stock-based compensation expense in 2006 and in the future was and will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Risks Related to Our Intellectual Property

If we are unable to protect the intellectual property contained in our products from use by third parties, our ability to compete in the market will be harmed.

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products and procedures.

Our trade secrets, nondisclosure agreements and other contractual provisions to protect unpatented technology provide only limited and possibly inadequate protection of our rights. As a result, third parties may be able to use our unpatented technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products or in commercial relationships with us may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach.

Third parties may assert that we are infringing their intellectual property rights.

Successfully commercializing our Sensei system, and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. For example, we recently received a letter from a third party alleging that certain aspects of our Sensei system may infringe an issued U.S. patent for remote control catheterization. While we do not believe that the Sensei system infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States. As competition in our market grows, the possibility of a patent infringement claim against us increases.

There may be existing patents which may be broad enough to cover aspects of our future technology. In addition, because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. We do not know whether any of these patents, if challenged, would be upheld as valid, enforceable and infringed by our products or technology. From time to time, we receive, and likely will continue to receive, letters from third parties accusing us of infringing their patents or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these or other third parties. We cannot assure you that a court or administrative body would agree with any arguments or defenses we may present concerning the invalidity, unenforceability or noninfringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering products that are similar or identical to ours. We cannot assure you that any patents issuing from applications will not cover our products or will not have priority over our own products and patent applications.

We may not be able to maintain or obtain all the licenses from third parties necessary for the use of our Sensei system, which may cause our revenues to decline.

We rely on technology that we license from others, including technology that is integral to our Sensei system, such as patents that we have co-exclusively licensed from Intuitive Surgical, Inc., or Intuitive. We received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop robotic capability outside the field of use covered by our license with Intuitive, we would no longer have the patent protection and the freedom to operate which may be afforded by the license. Although we believe that there are opportunities for us to operate outside the licensed field of use without the use of the Intuitive patent portfolio, there can be no assurance that Intuitive will not assert that we are infringing on their patents outside the licensed field of use. If Intuitive asserts that we are infringing their patent rights, we may incur significant costs defending against such claims or seeking an additional license from Intuitive, or be required to limit use of our Sensei system or future products and technologies within our licensed field, any of which could harm our business. Moreover, if Intuitive asserts that we have breached the terms of our license and successfully terminates our license, and if we are unable to obtain another license from Intuitive, we may be required to abandon use of our Sensei system completely.

In addition, as we develop additional features for, and disposable interventional devices for use with, our Sensei system, we may find it advisable or necessary to seek additional licenses from third parties who hold patents covering technology used in specific interventional procedures. If we cannot obtain those licenses or if we fail to maintain our current licenses, we could be forced to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenues, results of operations and cash flow. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of catheter-based procedures in the medical technology field.

If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our system unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our Sensei system to avoid infringement. A license may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer. In addition, our patents may be subject to various invalidity attacks, such as those based upon earlier filed patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

Infringement actions, validity challenges and other intellectual property claims and proceedings, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. We have incurred, and expect to continue to incur, substantial costs in obtaining patents and expect to incur substantial costs defending our proprietary rights. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

We cannot be certain that we will successfully defend our patents from infringement or claims of invalidity or unenforceability, or that we will successfully defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened by us, or initiated or threatened against us, could cause our stock price to decline.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

Additional Risks Related to Regulatory Matters

If we fail to comply with the extensive government regulations relating to our business, we may be subject to fines, injunctions and other penalties that could harm our business.

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing, labeling and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	premarket clearance or approval;

•	record keeping procedures;

•	advertising and promotions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and

•	product export.

The FDA, state, foreign and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in governmental agencies or a court taking action, including any of the following:

•	issuing public warning letters to us;

•	imposing fines and penalties on us;

•	issuing an injunction preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our products into the market;

•	delaying pending requests for clearance or approval of new uses or modifications to existing products;

•	recalling, detaining or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

If we fail to obtain regulatory clearances in other countries for products under development, we will not be able to commercialize these products in those countries.

In order to market our products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. Although we did receive the CE mark for sale of our Sensei system in the European Union, we do not yet have such approval for our Artisan control catheters. If we do not receive the right to affix the CE mark, we will be prohibited from selling certain of our products in member countries of the European Union. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.

We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.

Even after product clearance or approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device or withdraw it permanently from the market. In connection with FDA’s review of our 510(k) premarket notification for our Sensei System, the FDA has expressed concerns regarding the safety of the device when used with catheters and in procedures not specified in the indication we are seeking, such as ablation catheters and ablation procedures. We anticipate that, once cleared by the FDA, physicians will use our device off-label with ablation catheters in ablation procedures, as well as in other EP procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.

Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory clearances or approvals, recalling products, ceasing product marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for coverage and reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory clearances, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our suppliers or we may fail to comply with the QSR and California Department of Health Services requirements, which could hurt our ability to commercially distribute and sell our products and may subject us to fines, injunctions, and penalties.

If we receive clearance or approval to market our device, our manufacturing processes must comply with the QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we would pass such an inspection. Failure to pass such an inspection could force a shut down of our manufacturing operations, a recall of our products or the imposition of other sanctions, which would significantly harm our revenues and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and will not encounter any manufacturing difficulties. Any failure to comply with the QSR by us or our suppliers could significantly harm our available inventory and product sales and may subject us to fines, injunctions, and penalties.

Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services, or CDHS. Our facility has been inspected and licensed by the CDHS and remains subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

While we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many healthcare laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to healthcare fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibits submission of a claim for reimbursement pursuant to a prohibited referral; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance with federal and state licensing requirements could substantially limit our ability to sell our products and grow our business.

Some states require healthcare providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Sensei system. In many cases, a limited number of these certificates are available and, as a result, hospitals and other healthcare providers may be unable to obtain a certificate of need for the purchase of our Sensei system. Further, our sales cycle for our system is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive reimbursement from government-sponsored healthcare programs such as Medicare and Medicaid and other third-party payors. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored healthcare programs, could cause our sales to decline.

Risks Related to Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially, possibly resulting in class action securities litigation.

Prior to our initial public offering in November 2006, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

•	the receipt, denial or timing of regulatory clearances or approvals of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products, if they receive regulatory clearance, to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacturer our products to commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

Securities analysts may not initiate or continue coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 55.0% of the outstanding shares of our common stock Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose;

•	provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•	provide that stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least 66 2/3% of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of our outstanding voting stock for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales may be made, could cause the market price of our common stock to decline. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers, directors and substantially all of our stockholders and option holders in connection with our initial public offering provide that Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., on behalf of the underwriters, in their sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock on or before May 15, 2007. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. do not have any pre-established conditions to waiving the terms of the lock-up agreements, and any decision by them to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.

Up to 13,876,880 shares held by existing holders prior to our November 2006 initial public offering will generally become available for sale in the public market following expiration or termination of the lock-up and upon expiration of applicable one-year holding periods, subject to earlier sale if the holders exercise any available registration rights. As restrictions on resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

We completed our initial public offering in November 2006. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result of our compliance with Section 404, we will incur substantial accounting expense and expend significant management efforts and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure such compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease approximately 28,069 square feet of manufacturing and office space in Mountain View, California. The Mountain View facility is subleased from PalmOne, Inc. and our lease expires in June 2008. We are considering extending our current lease or moving our Mountain View operations to new facilities in the San Francisco Bay Area in 2007 or 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2006, we submitted certain matters to our stockholders for their approval by written consent in connection with our initial public offering. On October 30, 2006, our stockholders approved each of these matters, as set forth below. We did not receive written consents from every stockholder. On October 30, 2006, there were 57,107,446 shares of common stock outstanding (on an as-if converted basis and without giving effect to the one-for-four reverse split of our common stock and preferred stock effected on November 8, 2006). The results of the voting (on an as-if-converted basis and without giving effect to the one-for-four reverse stock split of our common stock and preferred stock effected on November 8, 2006) from the stockholders that returned written consents to us is as follows:

1. The amendment and restatement of our Amended and Restated Certificate of Incorporation to effect a one-for-four reverse stock split of our common stock and preferred stock, and in connection therewith, to reduce the number of outstanding shares of our capital stock;

For: 41,860,566

Against: 0

2. The amendment and restatement of our Amended and Restated Certificate of Incorporation following our initial public offering;

For: 41,860,566

Against: 0

3. The amendment and restatement of our Bylaws following our initial public offering;

For: 41,860,566

Against: 0

4. The adoption of the 2006 Equity Incentive Plan;

For: 41,860,566

Against: 0

5. The adoption of the 2006 Employee Stock Purchase Plan; and

For: 41,860,566

Against: 0

6. The approval of our form of Indemnity Agreement.

For: 41,860,566

Against: 0

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The NASDAQ Global Market under the symbol “HNSN.”

As of December 31, 2006, there were approximately 117 holders of record of our common stock and 21,505,563 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the period since our initial public offering on November 16, 2006 through December 31, 2006. Prior to that date, there was no identifiable public market for our common stock.

	Price Range
	High	Low

Fiscal 2006
Fourth Quarter (from November 16, 2006)	$14.40	$10.02

The closing price for our common stock as reported by the NASDAQ Global market on February 28, 2006 was $16.72 per share.

Unregistered Sales of Equity Securities

From January 1, 2006 through December 31, 2006, we sold and issued the following unregistered securities:

•	We granted options to purchase an aggregate of 1,730,000 shares of our common stock, at a weighted-average exercise price of $4.61 per share, to our employees pursuant to our 2002 Stock Plan and our 2006 Equity Incentive Plan. During this period, options to purchase an aggregate of 475,000 shares of our common stock related to our 2002 Stock Plan were cancelled without being exercised. Also during this period, 405,000 options were exercised under our 2002 Stock Plan.

The sales and issuances of securities described in the paragraph above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of either (2) Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701 or (2) Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Uses of Proceeds from Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-136685), that was declared effective by the Securities and Exchange Commission on November 15, 2006. We registered 7,187,500 shares of our common stock with a proposed maximum aggregate offering price of $86.3 million, all of which we sold. The offering was completed after the sale of all 7,187,500 shares. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. were the joint book-running managing underwriters of our initial public offering and Thomas Weisel Partners LLC and Leerink Swann & Co., Inc. acted as co-managers. Of this amount, $6.1 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, all of which was incurred during the fiscal year ended December 31, 2006. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates.

We currently intend to use the aggregate net proceeds of $78.3 million from our initial public offering as follows:

•	Approximately $18.0 million for sales, marketing and general administrative activities;

•	Approximately $10.0 million for research and product development activities;

•	Approximately $8.0 million for capital equipment and tenant improvements; and

•	The remainder to fund working capital and other general corporate purposes.

Management has broad discretion over the uses of the proceeds of the initial public offering. As of December 31, 2006, no significant amount of the proceeds had been used. Pending these uses, we intend to invest the net proceeds in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government.

No payments were made to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases of Equity Securities

None.

Performance Graph(1)

The following graph shows a comparison of cumulative total return for the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in the Company’s common stock and in each of the indexes on November 16, 2006 (the date the Company’s common stock commenced trading on The NASDAQ Global Market).

Data for the NASDAQ Composite Index and the NASDAQ Medical Equipment Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Hansen Medical, Inc, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

	November 16,	November 30,	December 31,
	2006	2006	2006
Hansen Medical, Inc	$100.00	$104.26	$94.59
NASDAQ Composite	100.00	102.74	102.53
NASDAQ Medical Equipment	100.00	100.97	102.77

*	$100 invested on 11/16/06 in stock or on 10/31/06 in index-including reinvestment of dividends.

Fiscal year ending December 31.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8.

	Fiscal Years
	2006(1)	2005	2004	2003	2002
	(In thousands, except per share data)

Operations:
Loss from operations	$(26,683)	$(21,664)	$(7,294)	$(3,984)	$(566)
Net loss	(26,004)	(21,403)	(7,089)	(3,952)	(566)
Basic and diluted net loss per share	(7.09)	(19.14)	(9.15)	(8.13)	(1.73)
Shares used to compute basic and diluted net loss per share	3,670	1,118	775	486	327
Financial Position:
Cash, cash equivalents and short-term investments	89,900	35,902	15,440	4,852	2,987
Working capital	86,393	33,175	15,364	4,678	2,719
Total assets	92,790	37,641	16,863	5,261	3,125
Long-term debt	3,309	4,917	—	—	—
Redeemable convertible preferred stock	—	61,316	27,700	9,410	3,386
Deficit accumulated during development stage	(59,014)	(33,010)	(11,607)	(4,518)	(566)
Stockholders’ equity (deficit)	84,772	(32,343)	(11,568)	(4,496)	(558)

(1)	In 2006, loss from operations, net loss and basic and diluted net loss per share include the impact of SFAS 123R stock-based compensation charges, which were not present in prior years. Refer to Notes 2 and 9 of our Notes to the Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

We develop and manufacture a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Sensei Robotic Catheter System, or Sensei system. We are a development stage company with a limited operating history and we currently have no products approved for sale. To date, we have generated no revenue, and we have incurred net losses in each year since our inception. As of December 31, 2006, we had a deficit accumulated during the development stage of $59.0 million. We expect our losses to continue and to increase as we continue our development activities and initiate our commercialization activities. We have financed our operations primarily through public and private equity securities and issuance of debt.

Our Sensei system is designed to allow physicians to instinctively navigate catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan Control Catheter, or Artisan control catheter, will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system will benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes, permitting more complex procedures to be performed interventionally and by reducing treatment times. We expect to begin commercial shipments of our Sensei system and disposable Artisan control catheters in Europe and in the United States in 2007, subject to receiving required regulatory clearances. In the United States, we are currently seeking clearance from the U.S. Food and Drug Administration, or FDA, for the use of our Sensei system and Artisan control catheters for mapping the heart anatomy.

If and when we obtain FDA clearance of our Sensei system, we intend to market our products in the United States through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we plan to use a combination of a direct sales force and distributors to market, sell and support our products. We also plan to increase our manufacturing capacity to enable production of commercial quantities of our Sensei system.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Stock-Based Compensation

Through December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations, including the Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. For periods prior to December 31, 2005, we have complied with the disclosure-only provisions required by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123.

Under APB No. 25, we recognized stock-based compensation expense, which is a non-cash charge, for employee stock options granted in 2005 at exercise prices that, for financial reporting purposes, were determined to be below the deemed fair value of the underlying common stock on the date of grant. Through December 31, 2005 employee stock-based compensation expense equals the difference between the reassessed fair value per share of our common stock on the date of grant and the exercise price per share and is amortized over the vesting period of the underlying option, generally four years.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We adopted SFAS No. 123R using the prospective transition method. Under this method, compensation cost is recognized for all share-based payments granted or modified subsequent to December 31, 2005.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes pricing model and will never result in the payment of cash by us.

The guidance in SFAS No. 123R and Staff Accounting Bulletin No. 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123R may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

Net Operating Loss Carryforwards

At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $47.5 million and $46.2 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2013 through 2026 if not utilized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited.

endoVia Acquisition Accounting

In March 2005, we acquired the assets of endoVia Medical, Inc., or endoVia. The assets purchased were principally intellectual property, including a portfolio of more than 30 issued and pending patents and patent applications. Under the terms of the purchase agreement, shareholders of endoVia received a cash payment of $1.6 million and 567,246 shares of our Series B preferred stock which subsequently converted upon our initial public offering into 567,246 shares of our common stock. This transaction resulted in a $4.6 million charge for the intellectual property acquired to research and development in the quarter ended March 31, 2005. Since there was no market for our equity at the time of the transaction, management had to make significant assumptions and judgments in determining the valuation of the Series B preferred stock.

Intuitive Cross License Agreement Accounting

In September 2005, we entered into a cross license agreement with Intuitive Surgical, Inc., or Intuitive. As part of the cross license, we received the right to use Intuitive’s then-existing patents and related patent applications in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. Each party retained full rights to practice its own technology for all purposes.

Under the terms of the agreement, Intuitive received 125,000 shares of our Series B preferred stock, which subsequently converted upon our initial public offering into 125,000 shares of our common stock. We took a charge of $730,000 to research and development in the quarter ended September 30, 2005 to record this license agreement. Since there was no market for our equity at the time, management had to make significant assumptions and judgments in determining the valuation of the Series B preferred stock.

Inventories, Net

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. These reserves are based on our best estimates after considering projected future demand. Prior to December 31, 2006, we recorded reserves to cover our entire inventory balance, as we had no market for our products. At December 31, 2006, our reserves cover all inventory except for expected 2007 demand in light of actual and anticipated regulatory approvals. In the event that actual demand for our inventory differs from our best estimates or we fail to receive the necessary regulatory approvals, increases to inventory reserves might become necessary.

Financial Overview

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at the earliest the first quarter of 2007 and then only if we receive a CE mark for European clearance of our Artisan control catheters. Any revenue from initial sales of a new product is difficult to predict and in any event will only modestly reduce our continued and increasing losses resulting from our research and development and other activities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan control catheters, and the costs to manufacture development units. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. In 2007 and going forward, selling, general and administrative expenses will also include administrative expenses associated with being a public company.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Research and development expenses for the year ended December 31, 2006 were $16.6 million, a decrease of $0.7 million, or 4%, compared to $17.3 million for the year ended December 31, 2005. Research and development expenses for fiscal 2005 included a one-time charge of $4.7 million for acquired intellectual property related to the endoVia acquisition and a one-time charge of $0.7 million for our cross license agreement with Intuitive. Excluding these charges, research and development expenses increased in 2006 compared to 2005 by $4.7 million or 32%. The increase is primarily due to increased compensation expenses of $2.4 million related to an increase of 15 in headcount, an increase in stock-based compensation of $0.7 million due to the granting of employee stock options below fair value, the adoption of SFAS 123R and non-employee stock compensation, and an increase of $0.7 million in materials, supplies and clinical testing expenses as we continue to increase development activities. Included in research and development expenses during 2006 was $872,000 of non-cash stock-based compensation compared to $216,000 in 2005. We expect our research and development expenses to increase as we continue development of our Sensei system and the disposable Artisan control catheters for the electrophysiology, or EP, market and other future applications.

Selling, general and administrative expenses for the year ended December 31, 2006 were $10.1 million, an increase of $5.7 million, or 131%, compared to $4.4 million for the year ended December 31, 2005. The increase was primarily due to an increase of $1.5 million in compensation expenses associated with an increase of 10 in headcount; an increase in stock-based compensation of $1.5 million due to the granting of employee stock options below fair value, the adoption of SFAS 123R and non-employee stock compensation; $1.7 million in professional services, which include non-capitalizable costs related to our initial public offering in November 2006, other legal fees, IT consulting and other consulting fees; and an increase of $0.6 million in marketing expenses. Included in selling, general and administrative expenses during 2006 was $1,787,000 of non-cash stock-based compensation compared to $300,000 in 2005. We expect our selling, general and administrative expenses to increase substantially due to increased headcount necessary to support our continued growth in operations, the costs associated with operating as a publicly-traded company, the costs associated with the expected commercial launch of our Sensei system and the disposable Artisan control catheter products, and increased non-cash stock-based compensation expenses.

Interest income for the year ended December 31, 2006 was $1.6 million, an increase of $1.2 million, or 282%, as compared to $0.4 million for the year ended December 31, 2005. The increase is primarily due to increased cash, cash equivalents and short-term investments balances in 2006 as compared to 2005, due primarily to the $30.1 million Series C preferred stock financing which closed in the fourth quarter of 2005 and, to a lesser extent, the proceeds from our initial public offering. We expect our interest income to continue to increase as a result of the investment of the proceeds of our initial public offering.

Other expense for the year ended December 31, 2006 was $305,000, an increase of $269,000, or 747% compared to $36,000 for the year ended December 31, 2005. Other expense consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock. The increase was due to the increase in the value of the underlying redeemable convertible preferred stock leading up to the initial public offering. We expect no other expense from the change in carrying value of preferred warrants in 2007 as the warrants to purchase preferred stock converted into warrants to purchase common stock at the time of our initial public offering, with the carrying value included in equity.

Interest expense for the year ended December 31, 2006 was $0.6 million, an increase of $0.5 million, or 398%, as compared to $0.1 million for the year ended December 31, 2005. The increase was due to the full year impact of the interest on the outstanding debt related to a loan agreement entered into in August 2005. We expect our interest expense to decrease as we continue to pay down our long-term debt.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Research and Development Expenses were $17.3 million for the year ended December 31, 2005, compared to $5.2 million for the year ended December 31, 2004. The increase of $12.1 million, or 232%, was primarily due to a $4.6 million charge for acquired intellectual property related to the endoVia acquisition, a $3.8 million increase in compensation expenses associated with increased headcount, a $1.5 million increase in material and supplies, a $708,000 increase in outside services and a $730,000 charge for the value assigned to the Intuitive cross license agreement. The increase in compensation expenses, material and supplies and outside services were related to the development efforts for our Sensei system and the disposable Artisan control catheter. Included in research and development expenses during 2005 is $216,000 of stock-based compensation due to the grant of employee stock options below fair value and non-employee stock compensation charges compared to $13,000 in 2004.

Selling, General and Administrative Expenses were $4.4 million for the year ended December 31, 2005, compared to $2.1 million for the year ended December 31, 2004. The increase of $2.3 million, or 109%, was primarily due to a $1.6 million increase in compensation expense associated with a 133% increase in headcount, a $433,000 increase in legal expenses related to patent filings and general corporate matters, a $69,000 increase in general overhead costs due to higher facility expenses, depreciation and IT support and $234,000 increase in marketing related travel and support costs. Included in selling, general and administrative expenses during 2005 was $300,000 of stock-based compensation due to the grant of employee stock options below fair value and non-employee stock compensation charges compared to $0 in 2004.

Interest Income was $427,000 for the year ended December 31, 2005, compared to $205,000 for the year ended December 31, 2004. The increase of $222,000, or 108%, was primarily due to higher cash, cash equivalents and investment balances during 2005, primarily relating to the closing of our $30.1 million Series C preferred stock financing and higher interest rates.

Interest expense was $130,000 for the year ended December 31, 2005, compared to $0 for the year ended December 31, 2004. The increase was due to the outstanding debt related to a loan agreement entered into in August 2005.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of December 31, 2006 we had a deficit accumulated during the development stage of $59.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering we received net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of December 31, 2006, we had $89.9 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.0 million, $15.7 million and $6.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash used in operating activities primarily reflects the net loss for those periods as we continue as a development stage company. Net loss in 2005 included a charge of $4.6 million for acquired intellectual property related to the endoVia acquisition. The net loss in each period was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $17.8 million for the year ended December 31, 2006 and was primarily related to the proceeds from the sale of short-term investments, offset somewhat by the purchase of investments and property and equipment. Net cash used in investing activities was $7.0 million and $11.1 million for the years ended December 31, 2005 and 2004, respectively and was primarily related to the purchase of investments and, to a lesser extent, the purchase of property and equipment offset somewhat by the proceeds from the sale of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $77.5 million, $36.7 million and $18.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by financing activities was primarily attributable to the issuance of common shares in our initial public offering in the year ended December 31, 2006, the issuance of Series C preferred stock and proceeds from debt financing in the year ended December 31, 2005, and the issuance of Series B preferred stock in the year ended December 31, 2004.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, prepare for the potential commercial launch of our Sensei system and disposable Artisan control catheters, develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly traded company as well as pursue additional applications for our technology platform.

We do not expect to generate significant product revenue until 2008. We believe the net proceeds from our initial public offering, together with our pre-existing cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next year. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Sensei system and disposable Artisan control catheter, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including but not limited to the following:

•	The success of our research and development efforts;

•	The expenses we incur in selling and marketing our products;

•	The costs and timing of regulatory clearance;

•	The revenue generated by sales of our future products;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease — real estate	$500	$330	$170	$—	$—
Long-term debt	5,913	2,332	3,581	—	—

Total	$6,413	$2,662	$3,751	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our corporate headquarters in Mountain View, California. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. There also may be minimum royalty obligations under the terms of our cross license agreement with Intuitive.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In September 2006, the United Stated Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. SAB 108 was effective for 2006 and had no material impact on our financial statements.

Off-balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities as defined by rules recently enacted by the Securities and Exchange Commission and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2006, the fair value of our cash, cash equivalents and short-term investments was approximately $89.9 million, all of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hansen Medical, Inc.
(A development stage enterprise)

In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. (a development stage enterprise) at December 31, 2006 and 2005 and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2006 and, cumulatively for the period from September 23, 2002 (Date of Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 28, 2007

HANSEN MEDICAL, INC.
(A development stage company)

Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$88,911	$15,561
Short-term investments	989	20,341
Inventories, net	290	—
Prepaids and other current assets	754	600

Total current assets	90,944	36,502
Property and equipment, net	1,706	976
Restricted cash	90	80
Long-term deposits	50	83

Total assets	$92,790	$37,641

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,163	$789
Accrued liabilities	1,474	914
Current portion of long-term debt	1,914	1,624

Total current liabilities	4,551	3,327
Deferred rent, net of current portion	58	145
Long-term debt, net of current portion	3,309	4,917
Redeemable convertible preferred stock warrant liability	—	244
Other long-term liabilities	100	35

Total liabilities	8,018	8,668

Commitments and contingencies (See Note 5)
Redeemable convertible preferred stock: $0.0001 par value; 10,000,000 and 50,040,887 shares authorized at December 31, 2006 and 2005, respectively; no shares and 12,354,742 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	61,316

Stockholders’ equity (deficit)
Common stock: $0.0001 par value; 100,000,000 and 80,000,000 shares authorized at December 31, 2006 and 2005, respectively; 21,505,563 and 1,595,388 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	—
Additional paid-in capital	144,130	2,852
Deferred stock-based compensation	(346)	(2,170)
Accumulated other comprehensive loss	—	(15)
Deficit accumulated during development stage	(59,014)	(33,010)

Total stockholders’ equity (deficit)	84,772	(32,343)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$92,790	$37,641

See accompanying notes.

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Operations

				Period from
				September 23, 2002
				(Date of Inception)
	Years Ended December 31,			through December 31,
	2006	2005	2004	2006
	(In thousands, except per share data)

Operating expenses
Research and development	$16,561	$17,282	$5,199	$41,746
Selling, general and administrative	10,122	4,382	2,095	18,446

Total operating expenses	26,683	21,664	7,294	60,192

Loss from operations	(26,683)	(21,664)	(7,294)	(60,192)
Interest income	1,631	427	205	2,296
Other expense	(305)	(36)	—	(341)
Interest expense	(647)	(130)	—	(777)

Net loss	$(26,004)	$(21,403)	$(7,089)	$(59,014)

Basic and diluted net loss per share	$(7.09)	$(19.14)	$(9.15)

Shares used to compute basic and diluted net loss per share	3,670	1,118	775

See accompanying notes.

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable						Accumulated	Accumulated
	Convertible				Additional	Deferred Stock-	Other	During the	Total
	Preferred Stock		Common Stock		Paid-In	Based Employee	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except share and per share data)
Issuance of restricted common stock in October 2002 to founders at $0.0004 per share in exchange for intellectual property	—	$—	1,161,500	$—	$1	$—	$—	$—	$1
Issuance of restricted common stock in November 2002 at $0.04 per share in exchange for intellectual property	—	—	71,250	—	3	—	—	—	3
Issuance of restricted common stock in November 2002 for cash at $0.04 per share	—	—	85,000	—	4	—	—	—	4
Issuance of Series A redeemable convertible preferred stock in November 2002 for cash at $4.00 per share, net of issuance costs of $44	857,497	3,386	—	—	—	—	—	—	—
Issuance of restricted common stock in December 2002 at $0.04 per share in exchange for intellectual property	—	—	10,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(566)	(566)

Balances, December 31, 2002	857,497	3,386	1,327,750	—	8	—	—	(566)	(558)
Issuance of common stock in March 2003 at $0.40 per share for license agreement	—	—	9,375	—	4	—	—	—	4
Issuance of restricted common stock in August 2003 at $0.40 per share in exchange for intellectual property	—	—	6,250	—	2	—	—	—	2
Issuance of Series A redeemable convertible preferred stock in May, September and December 2003 for cash at $4.00 per share, net of issuance costs of $6	1,507,497	6,024	—	—	—	—	—	—	—
Exercise of stock options in May and December 2003 for cash at $0.40 per share	—	—	10,440	—	4	—	—	—	4
Repurchase of unvested shares in April and December 2003 for cash at $0.04 per share	—	—	(46,876)	—	(2)	—	—	—	(2)
Non-employee stock-based compensation	—	—	—	—	8	—	—	—	8
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,952)	(3,952)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(2)	(2)

Total comprehensive loss									(3,954)

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) — (Continued)

	Redeemable						Accumulated	Accumulated
	Convertible				Additional	Deferred Stock-	Other	During the	Total
	Preferred Stock		Common Stock		Paid-In	Based Employee	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except share and per share data)
Balances, December 31, 2003	2,364,994	9,410	1,306,939	—	24	—	(2)	(4,518)	(4,496)
Repurchase of unvested shares in January 2004 for cash at $0.04 per share	—	—	(70,834)	—	(3)	—	—	—	(3)
Issuance of restricted common stock in February 2004 at $0.40 per share in exchange for intellectual property	—	—	87,500	—	10	—	—	—	10
Issuance of Series B redeemable convertible preferred stock in May 2004 for cash at $4.20 per share, net of issuance costs of $136	4,386,900	18,290	—	—	—	—	—	—	—
Vesting of restricted common stock in August 2004 at $0.40 per share related to a license agreement	—	—	—	—	5	—	—	—	5
Exercise of stock options in April through July, October and December 2004 for cash at $0.40 per share	—	—	94,644	—	13	—	—	—	13
Non-employee stock-based compensation	—	—	—	—	13	—	—	—	13
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,089)	(7,089)
Change in unrealized loss on investments	—	—	—	—	—	—	(21)	—	(21)

Total comprehensive loss									(7,110)

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) — (Continued)

	Redeemable						Accumulated	Accumulated
	Convertible				Additional	Deferred Stock-	Other	During the	Total
	Preferred Stock		Common Stock		Paid-In	Based Employee	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except share and per share data)
Balances, December 31, 2004	6,751,894	27,700	1,418,249	—	62	—	(23)	(11,607)	(11,568)
Repurchase of unvested shares in February 2005 for cash at $0.0004 per share	—	—	(8,438)	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in March 2005 at $5.28 per share related to an asset purchase, net of issuance costs of $115	567,240	2,880	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in April 2005 for cash at $4.20 per share	7,142	29	—	—	—	—	—	—	—
Repurchase of unvested shares in May and June 2005 for cash at $0.40 per share	—	—	(25,001)	—	(10)	—	—	—	(10)
Vesting of restricted common stock in February and August 2005 at $0.88 and $3.68 per share related to a license agreement	—	—	—	—	57	—	—	—	57
Issuance of Series B redeemable convertible preferred stock in September 2005 at $5.84 per share related to a license agreement,	125,000	730	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock in November 2005 for cash at $6.16 per share, net of issuance costs of $148	4,903,466	29,977	—	—	—	—	—	—	—
Exercise of stock options in February through December 2005 for cash at $0.40 and $0.56 per share	—	—	210,578	—	57	—	—	—	57
Deferred compensation related to employee stock options	—	—	—	—	2,389	(2,389)	—	—	—
Amortization of deferred stock-based employee compensation	—	—	—	—	—	219	—	—	219
Stock-based compensation related to option modifications	—	—	—	—	99	—	—	—	99
Nonemployee stock-based compensation	—	—	—	—	198	—	—	—	198
Comprehensive loss:									—
Net loss	—	—	—	—	—	—	—	(21,403)	(21,403)
Change in unrealized loss on investments	—	—	—	—	—	—	8	—	8

Total comprehensive loss									(21,395)

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) — (Continued)

	Redeemable						Accumulated	Accumulated
	Convertible				Additional	Deferred Stock-	Other	During the	Total
	Preferred Stock		Common Stock		Paid-In	Based Employee	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except share and per share data)
Balances, December 31, 2005	12,354,742	61,316	1,595,388	—	2,852	(2,170)	(15)	(33,010)	(32,343)
Vesting of restricted common stock in February 2006 at $7.00 per share related to license agreement	—	—	—	—	175	—	—	—	175
Reclassification of amounts due to shareholders for fractional shares upon reverse stock split	—	—	—	—	(1)	—	—	—	(1)
Exercise of stock options in February through November for cash at $0.40, $0.56, $1.40, $2.40 and $7.76 per share	—	—	367,933	—	153	—	—	—	153
Issuance of common stock in initial public offering (“IPO”) in November 2006 for cash at $12.00 per share, net of discounts, commissions and issuance costs of $7,210	—	—	6,250,000	1	67,789	—	—	—	67,790
Conversion of preferred stock to common stock in November 2006 in connection with the IPO	(12,354,742)	(61,316)	12,354,742	1	61,315	—	—	—	61,316
Reclassification of liability for Series B preferred stock warrants upon IPO	—	—	—	—	549	—	—	—	549
Exercise of over-allotment option by underwriters in December 2006 in connection with the IPO for cash at $12.00 per share, net of discounts, commissions and issuance costs of $787			937,500	—	10,463	—	—	—	10,463
Amortization of deferred stock-based employee compensation	—	—	—	—	—	600	—	—	600
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(1,224)	1,224	—	—	—
Nonemployee stock-based compensation	—	—	—	—	414	—	—	—	414
Employee share-based compensation expense recognized under SFAS No. 123R, net of cancellations	—	—	—	—	1,645	—	—	—	1,645
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,004)	(26,004)
Change in unrealized loss on investments	—	—	—	—	—	—	15	—	15

Total comprehensive loss									(25,989)

Balances, December 31, 2006	—	$—	21,505,563	$2	$144,130	$(346)	$—	$(59,014)	$84,772

See accompanying notes.

HANSEN MEDICAL, INC.
(A development stage company)

Statements of Cash Flows

				Period from
				September 23, 2002
				(Date of Inception)
				through
	Years Ended December 31,			December 31,
	2006	2005	2004	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(26,004)	$(21,403)	$(7,089)	$(59,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	331	140	1,375
Stock-based compensation	2,659	516	13	3,196
Amortization of preferred stock warrants	62	13	—	75
Change in carrying value of warrant liability	305	36	—	341
Common stock issued and vested for intellectual property and license agreement	175	57	15	257
Preferred stock issued and expensed for asset purchase and license agreement	—	3,610	—	3,610
Changes in operating assets and liabilities:
Inventories	(290)	—	—	(290)
Prepaids and other current assets	(154)	(31)	(365)	(722)
Other long-term assets	—	10	—	—
Accounts payable	118	473	98	906
Accrued liabilities	334	527	161	1,152
Deferred rent	(71)	115	101	145
Other long-term liabilities	45	8	—	53

Net cash used in operating activities	(21,970)	(15,738)	(6,926)	(48,916)

Cash flows from investing activities
Purchase of property and equipment	(1,581)	(485)	(735)	(3,080)
Proceeds from sales and maturities of short-term investments	21,856	17,199	12,332	51,387
Purchase of short-term investments	(2,489)	(23,695)	(22,662)	(52,375)
Restricted cash	(10)	(25)	(55)	(90)

Net cash provided by (used in) investing activities	17,776	(7,006)	(11,120)	(4,158)

Cash flows from financing activities
Proceeds from loans payable	380	6,620	—	7,000
Repayments of loans payable	(1,727)	—	—	(1,727)
Proceeds from issuance of common stock, net of issuance costs	78,695	—	—	78,698
Proceeds from issuance of redeemable convertible preferred stock, net	—	30,006	18,290	57,706
Proceeds from exercise of common stock options	211	85	38	338
Repurchase of unvested shares	(15)	(10)	(3)	(30)

Net cash provided by financing activities	77,544	36,701	18,325	141,985

Net increase in cash and cash equivalents	73,350	13,957	279	88,911
Cash and cash equivalents at beginning of period	15,561	1,604	1,325	—

Cash and cash equivalents at end of period	$88,911	$15,561	$1,604	$88,911

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$540	$69	$—	$609
Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	61,316	—	—	61,316
Reclassification of preferred warrants to common warrants	549	—	—	549
Issuance of redeemable convertible preferred stock warrants	—	208	—	208
Deferred stock-based compensation, net of cancellations	(1,224)	2,389	—	1,165

See accompanying notes.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements

1.	Formation and Business of the Company

Hansen Medical, Inc. (formerly Autocath, Inc.) (the “Company”) develops and manufactures a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company is headquartered in Mountain View, California.

In November 2006, the Company effected a one-for-four reverse split of its common stock and preferred stock which has been retroactively applied to these financial statements. Also in November 2006, the Company completed its initial public offering of common stock (“IPO”), issuing a total of 7.2 million shares for net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions, and including the exercise of the underwriters’ over-allotment option.

Since inception, the Company has incurred losses totaling approximately $59.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents are deposited in demand and money market accounts at two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Most of the products developed by the Company will require clearance from the U.S. Food and Drug Administration (“FDA”) or corresponding foreign regulatory agencies prior to commercial sales. There can be no assurance the Company’s products will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert, and have asserted in the past, that its products or the use of the Company’s products are covered by United States or

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of catheter-based procedures in the medical technology field.

Redeemable Convertible Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Under SFAS 150, the freestanding warrants related to the Company’s redeemable convertible preferred stock were classified as liabilities on the balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other expense prior to reclassification to equity. Upon completion of the Company’s IPO, all outstanding preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to equity.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying value of the Company’s long-term debt approximates fair value based on current borrowing rates available to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents, include money market funds and various deposit accounts, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

The Company considers all investments with maturities greater than three months and less than one year at the time of purchase as short-term investments and classifies them as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity (deficit) on the balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income. Interest and dividends on securities classified as available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method.

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Loss	Fair Value

As of December 31, 2006
Corporate securities	$989	$—	$—	$989

As of December 31, 2005
Corporate securities	$20,356	$1	$(16)	$20,341

At December 31, 2005 and 2006, the Company had no securities with maturities greater than one year at the time of purchase. Realized gains and losses to date have not been material.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

Inventories, Net

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of eighteen months to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference from reported net loss related entirely to net unrealized losses on short-term investments for all periods presented.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, payroll and other personnel expenses, prototype materials, laboratory supplies, and consulting costs.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period.

In accordance with the provisions of the minimum value method prescribed by SFAS 123, the weighted average per share fair value of options granted to employees was $2.70 and $0.05 for the years ended December 31, 2005 and 2004, respectively.

Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes its previous accounting under APB 25. SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS 123R shall be applied to option grants or modifications to existing options after the required effective date. For options granted prior to the SFAS 123R effective date and for which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB 25. All option grants valued after January 1, 2006 will be expensed on a straight-line basis over the vesting period.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instrument is charged to earnings over the term of the service agreement.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net lost per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, unvested restricted stock, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net loss	$(26,004)	$(21,403)	$(7,089)

Weighted-average common shares outstanding	3,921	1,541	1,343
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(251)	(423)	(568)

Shares used to calculated basic and diluted net loss per share	3,670	1,118	775

Basic and diluted net loss per share	$(7.09)	$(19.14)	$(9.15)

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Years Ended December 31,
	2006	2005	2004

Redeemable convertible preferred stock	—	12,355	6,752
Stock options outstanding	1,922	1,072	460
Warrants to purchase redeemable convertible preferred stock	—	59	—
Warrants to purchase common stock	59	—	—
Unvested common shares subject to repurchase	180	131	64
Unvested restricted common stock	—	196	444

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the United Stated Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. SAB 108 was effective for 2006 and had no material impact on the Company’s financial statements.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

3.	Balance Sheet Components

Property and equipment, net

	December 31,
	2006	2005
	(In thousands)

Laboratory equipment	$1,929	$634
Computer equipment and software	754	502
Furniture and fixtures	24	17
Leasehold improvements	374	347

	3,081	1,500
Less: Accumulated depreciation and amortization	(1,375)	(524)

Net property and equipment	$1,706	$976

Depreciation and amortization expense was $851,000, $331,000 and $140,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and was $1,375,000 for the period from September 23, 2002 (“inception”) to December 31, 2006.

Accrued liabilities

	December 31,
	2006	2005
	(In thousands)

Accrued expenses	$529	$143
Accrued compensation	145	253
Accrued vacation	451	250
Accrued interest	40	41
Accrued professional fees	222	155
Current portion of deferred rent	87	72

Total	$1,474	$914

4.	Asset Purchase

In March 2005, the Company purchased the assets of endoVia Medical, Inc. under the terms of an asset purchase agreement. The assets purchased were principally intellectual property, including issued and pending patents and patent applications. Under the terms of the purchase agreement, shareholders of endoVia Medical received a cash payment of $1.6 million and 567,000 shares of Series B redeemable convertible preferred stock valued at $3.0 million based on the fair value of the stock as determined by the Company’s Board of Directors at the time of issuance. The total purchase price was recognized as research and development expense as the technology feasibility had not been established and the technology had no alternative future use.

5.	Commitments and Contingencies

Operating Lease

The Company rents its office and laboratory facilities under an operating lease, which expires in June 2008. Rent expense on a straight-line basis was $200,000, $254,000 and $231,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and was $799,000 for the period from inception to December 31, 2006.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

At December 31, 2006, future minimum payments under the lease are as follows (in thousands):

Future Minimum
Years Ending December 31,	Lease Payments

2007	$330
2008	170

Total	$500

License and Royalty Payments

In March 2003, the Company entered into a license agreement with Mitsubishi Electric Research Laboratories, Inc. (“Mitsubishi”) for the use of certain technology. Under the agreement, the Company is obligated to make royalty payments of $100,000 on the effective date of the agreement and on each anniversary thereafter while the license remains exclusive. If the license becomes nonexclusive, the royalty payment will be reduced to $55,000 per year. The license payments terminate upon the expiration of the technology patent in 2018. The Company also issued 9,375 shares of common stock to Mitsubishi in connection with this license agreement.

All amounts paid to date and the value of the common stock issued have been expensed to research and development expense as technology feasibility had not been established and the technology had no alternative future use.

In September 2005, the Company entered into a cross license agreement with Intuitive Surgical, Inc. (“Intuitive”). The agreement granted both the Company and Intuitive the right to use each other’s then-existing patents and related patent applications in certain fields of use. Under the terms of the agreement, Intuitive received 125,000 shares of Series B redeemable convertible preferred stock valued at $730,000. The Company will also owe royalties to Intuitive on certain future product sales and may also be required to pay Intuitive annual minimum royalties.

The value of the Series B redeemable convertible preferred stock was expensed to research and development expense as technology feasibility had not been established for the Company’s underlying product that would potentially utilize the license and the there is no alternative future use.

Indemnification

The Company has agreements with each member of its board of directors, its Chief Executive Officer, its President and Chief Operating Officer and its Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

6.	Long-term Debt

In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provides up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The agreement allowed for interest-only payments until the termination of the financing commitment (December 2005 with respect to working capital and March 2006 with respect to equipment purchases). Upon termination of the financing commitment, each advance is repayable based on a 42-month repayment schedule bearing interest at an annual interest rate of 2% above the Prime Rate as of the funding of each advance with an additional final payment of 1.5% and 2.5% of the drawdown amounts for the equipment loan and the working capital loan, respectively. The interest rates on the debt as of December 31, 2006 ranged from 8.50% to 9.75%. The loan amounts are collateralized

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

by a security interest in all of the Company’s assets, excluding intellectual property. The Company drew down $6,620,000 under the agreement in 2005 and an additional $380,000 in March 2006.

In connection with the execution of the agreement, the Company issued warrants to purchase 37,499 shares of Series B redeemable convertible preferred stock. The warrants have an exercise price of $5.60 per share and expire in August 2010. The fair value of the warrants was estimated at an aggregate of $128,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 64.0%, risk free interest rate of 4.12%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as a liability and debt issuance costs and is being amortized to interest expense using the straight-line method over the loan term. A total of $33,000 and $11,000 was amortized to interest expense during the years ended December 31, 2006 and 2005, respectively. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

In connection with the drawdowns under the agreement in September and December 2005, the Company issued warrants to purchase 21,426 shares of Series B redeemable convertible preferred stock. The warrants have an exercise price of $5.60 per share and expire on dates ranging from September 2010 to December 2010. The relative fair value of the warrants was estimated at an aggregate of $81,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 64.0%, risk free interest rates ranging from 4.01% to 4.39%, expected life of five years and no dividends. The relative fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the loan term. A total of $29,000 and $2,000 was amortized to interest expense during the year ended December 31, 2006 and 2005, respectively. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

The fair value of the warrants to purchase preferred stock was recorded as a liability on the balance sheet and was revalued each reporting period under SFAS No. 150, with the resulting gains and losses recorded in other expense. The change in carrying value of the warrants resulted in charges of $305,000 and $36,000 for the years ended December 31, 2006 and 2005, respectively. Upon conversion of the warrants into warrants to purchase common stock, the carrying value was reclassified to stockholders’ equity.

As of December 31, 2006, future annual payments due on the loans are as follows (in thousands):

2007	$2,332
2008	2,332
2009	1,249

5,913
Less: Amount representing interest	(640)

5,273
Less: Unamortized discount	(50)

5,223
Less: Current portion	(1,914)

Long Term Portion	$3,309

7.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2006, 2005 and 2004.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

8.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently, authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2006, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

As of December 31, 2005, preferred stock consists of the following:

		Number of Shares		Liquidation
	Number of Shares	Issued and		Preference
	Authorized	Outstanding	Carrying Value	per Share
			(In thousands)

Series A	9,460,000	2,364,994	$9,410	$4.00
Series B	20,580,887	5,086,282	21,929	$4.20
Series C	20,000,000	4,903,466	29,977	$6.16

	50,040,887	12,354,742	$61,316

9.	Stockholders’ Deficit

Common Stock

The Company’s Restated Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company has issued shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2006, 180,000 shares of common stock were subject to repurchase.

Stock Option and Equity Incentive Plans

2002 Stock Option Plan

The Company reserved a total of 4,579,009 shares of its common stock under its 2002 Stock Option Plan (the “2002 Plan”) for issuance of stock options to employees, directors and consultants of the Company. Options granted under the 2002 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees (including officers and directors). NSOs may be granted to Company employees and consultants. Options expire as determined by the board of directors but not more than ten years after the date of grant. Upon effectiveness of the Company’s IPO, all shares remaining available for grant under the 2002 Plan became available for grant instead under the 2006 Equity Incentive Plan. All outstanding options granted under the 2002 Plan will continue to be administered under the 2002 Plan.

2006 Equity Incentive Plan

In August 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) to be effective on the date of the Company’s IPO. Upon the effectiveness of the IPO, the Company ceased issuing options under the 2002 Plan. All subsequent options will be issued under the 2006 Plan.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

The 2006 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, and performance-based cash awards, all of which may be granted to employees, including officers, non-employee directors and consultants. Options expire as determined by the board of directors but not more than ten years after the date of grant. The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan. At the effective date of the IPO, all shares issuable under the 2002 Plan which expire or become unexercisable for any reason become available for issuance instead under the 2006 Plan.

In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan will automatically increase on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b).

Option activity under both the 2002 Plan and the 2006 Plan is as follows (in thousands, except per share data):

		Outstanding Options
	Shares		Weighted	Weighted Average	Aggregate
	Available	Number	Average	Contractual Term	Intrinsic
	for Grant	of Shares	Exercise Price	(Years)	Value
					(In thousands)

Shares reserved at Plan inception	532	—
Options granted	(231)	231	$0.40
Options exercised	—	(10)	$0.40
Options cancelled	31	(31)	$0.40

Balances, December 31, 2003	332	190	$0.40
Shares reserved	547	—
Options granted	(400)	400	$0.40
Options exercised	—	(95)	$0.40
Options cancelled	35	(35)	$0.40

Balances, December 31, 2004	514	460	$0.40
Shares reserved	1,500	—
Options granted	(1,079)	1,079	$0.54
Options exercised	—	(211)	$0.41
Options cancelled	256	(256)	$0.48
Unvested shares repurchased	25	—	$0.40

Balances, December 31, 2005	1,216	1,072	$0.52
Shares reserved	2,000	—
Options granted	(1,730)	1,730	$4.61
Options exercised	—	(405)	$0.52
Options cancelled	475	(475)	$0.84
Unvested shares repurchased	37	—	$0.40

Balances, December 31, 2006	1,998	1,922	$4.12	8.88	$14,317

Options vested and expected to vest at December 31, 2006		1,683	$3.98	8.78	$12,758
Options vested at December 31, 2006		356	$1.52	8.41	$3,569

The total fair value of options granted to employees that vested during the year ended December 31, 2006 was $2,189,000. The total intrinsic value of options exercised during the year ended December 31, 2006 was $3,916,000.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2006, are as follows:

Options Outstanding and Exercisable			Options Exercisable and Vested
		Weighted Average			Weighted Average
		Remaining			Remaining
	Number	Contractual Life	Number		Contractual Life
Exercise Price	of Options	(Years)	of Options	Exercise Price	(Years)

$0.40	42,211	7.42	25,050	$0.40	7.29
$0.56	245,538	8.53	166,259	$0.56	8.59
$1.40	441,700	9.32	72,963	$1.40	9.32
$2.40	261,735	9.47	37,818	$2.40	9.47
$2.64	175,000	4.47	34,027	$2.64	4.47
$7.76	720,063	9.76	20,149	$7.76	9.67
$12.69	36,250	6.91	—	$12.69	—

	1,922,497	8.88	356,266	$1.52	8.41

Early Exercise of Employee Options

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 180,000 and 131,000 at December 31, 2006 and 2005, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44, the cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2006 and 2005, cash received for early exercise of options totaled $184,000 and $80,000, respectively.

2006 Employee Stock Purchase Plan

In August 2006, the Company’s board of directors approved the 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to be effective on the date of the Company’s IPO. Commencing on January 1, 2007 the Stock Purchase Plan allows participating employees to contribute up to 15% of their earnings, up to a maximum of $25,000, to purchase shares of the Company’s stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase. The Company’s board of directors may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering.

The Company initially reserved a total of 625,000 shares of common stock for issuance under the Stock Purchase Plan. In addition, the plan provides for automatic increases on January 1st, from January 1, 2007 through January 1, 2016, by the lesser of (a) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a number determined by the board of directors that is less than (a). As of December 31, 2006 no shares of the Company’s common stock have been purchased under the Stock Purchase Plan.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS 123.

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2006, 2005 and 2004 was $414,000, $198,000 and $13,000, respectively, and $633,000 for the period from inception to December 31, 2006. The fair value for the years ended December 31, 2006, 2005 and 2004 was calculated using the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.53%-5.11%	4.11%-4.47%	4.39%-5.15%
Expected life (in years)	6.25-10	7-10	8-10
Expected dividends	0%	0%	0%
Expected volatility	68%-71%	71%	78%

Stock-based Compensation Associated with Awards to Employees

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB 25, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board determined these fair market values in good faith based on the best information available to the Board and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management has retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense for all grants after December 31, 2004. Accordingly, in the period ending December 31, 2005 for such options issued to employees, the Company recorded deferred stock-based compensation of approximately $2.4 million, net of cancellations, of which the Company amortized $600,000 and $219,000 of stock-based compensation in the years ended December 31, 2006 and 2005, respectively.

In September and December 2005, related to the termination of three employees, the Company entered into termination agreements with these employees that provided for accelerated vesting of certain unvested options at the date of termination. As a result of these modifications, in the year ended December 31, 2005, the Company recorded a charge of $63,500 and $36,150 to general and administrative expense and research and development expense, respectively, related to the intrinsic value of the 20,000 affected options held by the former employees.

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method in accordance with the provisions of APB 25, and

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

(b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $333,000 higher than if it had continued to account for employee stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 are $0.09 higher than if the Company had continued to account for employee stock-based compensation under APB 25.

Under SFAS 123R, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. In 2006, the Company issued employee stock-based awards in the form of stock options. The weighted average estimated fair value of the employee stock options granted in 2006 was $8.48 per share.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions:

Year Ended
December 31,
2006

Weighted-average expected term	5.0-5.75 years
Expected volatility	56%-69%
Risk-free interest rate	4.51%-5.14%
Dividend yield	0%

Weighted-Average Expected Term.  Under the Company’s Plans, the expected term of options granted is determined using the average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical exercise and vesting information used to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Volatility.  Since the Company was a private entity for most of 2006 with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.  SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

As of December 31, 2006, there was $10,891,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.28 years.

Total Stock-based Compensation

Total stock-based compensation expense recorded under APB 25, SFAS 123R and EITF 96-18 related to options granted to employees and non-employees was allocated to research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Research and development	$872	$216	$13
Selling, general and administrative	1,787	300	—

Total	$2,659	$516	$13

10.	Income Taxes

At December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $47,501,000 and $46,168,000 respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2013 through 2026.

The Company also has federal and state tax credit carryforwards of $1,484,000 and $1,689,000, respectively, available to offset future taxes payable. The federal credits expire beginning in 2022, while the state credits have no expiration.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carryforwards following an ownership change of the Company. Should the Company undergo such an ownership change, utilization of its carryforwards may be limited.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

Net operating loss carryforwards	$18,844	$10,124
Research and development credits	2,599	1,298
Fixed assets	149	22
Stock-based compensation	96	79
Accruals and reserves	893	188
Intangibles	2,370	2,571

	24,951	14,282
Less: Valuation allowance	(24,951)	(14,282)

Net deferred tax asset	$—	$—

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased $10,669,000, $9,122,000 and $3,135,000 during the years ended December 31, 2006, 2005 and 2004, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

HANSEN MEDICAL, INC.
(A development stage company)

Notes to Financial Statements — (Continued)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2006	2005	2004

Federal tax provision (benefit) at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	4%	1%	1%
State tax provision (benefit), net of federal impact	(6)%	(6)%	(6)%
Change in deferred tax asset valuation allowance	41%	43%	44%
General business credits	(5)%	(4)%	(5)%

Effective tax rate	—%	—%	—%

11.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2006. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations (in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Net loss	$(5,089)	$(6,299)	$(6,908)	$(7,708)
Basic and diluted net loss per share	$(3.70)	$(4.24)	$(4.24)	$(0.76)
2005:
Net loss	$(7,726)	$(3,620)	$(5,680)	$(4,377)
Basic and diluted net loss per share	$(7.96)	$(3.36)	$(4.87)	$(3.51)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Exemption from Management’s Report on Internal Control Over Financial Reporting for 2006

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is hereby incorporated by reference to the sections of our Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 Annual Meeting of Stockholders under the headings “Nominees,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of business conduct and ethics, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.hansenmedical.com (under “Corporate Governance”) and we intent to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any waivers from or amendments to any provision of the code of business conduct and ethics by disclosing such information on the same website.

In addition, we intend to promptly disclose (1) the nature of any amendment to our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Certain Relationships, Related Party Transactions and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:  Financial Statements for the three years ended December 31, 2006 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:  The list of exhibits on the Exhibit Index on page 82 of this report is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 28, 2007

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary C. Restani and Steven M. Van Dick, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic H. Moll, M.D. Frederic H. Moll, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ Steven M. Van Dick Steven M. Van Dick	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2007

/s/ Gary C. Restani Gary C. Restani	President, Chief Operating Officer and Director	March 28, 2007

/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	March 28, 2007

/s/ Russell C. Hirsch, M.D., Ph.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 28, 2007

/s/ Christopher P. Lowe Christopher P. Lowe	Director	March 28, 2007

/s/ Joseph M. Mandato Joseph M. Mandato	Director	March 28, 2007

/s/ Thomas C. McConnell Thomas C. McConnell	Director	March 28, 2007

/s/ James M. Shapiro James M. Shapiro	Director	March 28, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(1)	Amended and Restated Bylaws of the Registrant.
4	.1(2)	Specimen Common Stock Certificate.
4	.2(2)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.
10	.1(2)+	Form of Indemnification Agreement for Directors and Executive Officers.
10	.2(2)+	2002 Stock Plan.
10	.3(2)+	2006 Equity Incentive Plan.
10	.4.1(2)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10	.4.2(2)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.
10	.5(2)+	2006 Employee Stock Purchase Plan.
10	.6(2)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7(2)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated as of October 21, 2002.
10	.8(2)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated as of November 22, 2005.
10	.9(2)+	Offer Letter, by and between the Registrant and Robert G. Younge, dated as of October 21, 2002.
10	.10(2)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and Robert G. Younge, dated as of October 11, 2005.
10	.11(2)+	Form of Vesting Acceleration and Severance Agreement.
10	.12(2)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.
10	.13(2)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.
10	.14(2)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated as of March 7, 2003.
10	.15(2)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.
10	.16(2)+	Non-Employee Director Compensation Arrangements.
10	.17(2)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated as of November 10, 2004.
10	.18(2)+	Offer Letter, by and between the Registrant and Gary C. Restani, effective October 28, 2006.
10	.19(2)+	Separation Agreement, by and between the Registrant and James R. Feenstra, dated November 1, 2006.
10	.20(1)	Executive Officer Summary Compensation Table.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Public Registered Accounting Firm.
24.1		Powers of Attorney. Reference is made to the signature page to this report.
31.1		Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.2		Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).
32	.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
32	.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as a exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit.

**	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.