Form 10-Q
period 2007-03-31
HANSEN MEDICAL INC
filed 2007-05-14
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
Commission File Number: 001-33151
HANSEN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1850535
(State of Incorporation)	(I.R.S. Employer Identification No.)
380 North Bernardo Avenue, Mountain View, CA 94043
(Address of Principal Executive Offices)
(650) 404-5800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 21,661,215.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
(A development stage company)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$72,646	$88,911
Short-term investments	9,800	989
Accounts receivable	1,294	—
Inventories	916	290
Prepaids and other current assets	976	754

Total current assets	85,632	90,944
Property and equipment, net	1,786	1,706
Restricted cash	90	90
Long-term deposits	45	50

Total assets	$87,553	$92,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$859	$1,163
Accrued liabilities	2,043	1,474
Deferred revenues	1,294	—
Current portion of long-term debt	1,958	1,914

Total current liabilities	6,154	4,551
Long-term debt, net of current portion	2,802	3,309
Other long-term liabilities	137	158

Total liabilities	9,093	8,018

Commitments (Note 3)

Stockholders’ equity
Preferred stock, par value $0.0001:
Authorized: 10,000,000
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000
Issued and outstanding: 21,666,840 at March 31, 2007 and 21,505,563 at December 31, 2006	2	2
Additional paid-in capital	146,334	144,130
Deferred stock-based compensation	(262)	(346)
Accumulated other comprehensive income	16	—
Deficit accumulated during development stage	(67,630)	(59,014)

Total stockholders’ equity	78,460	84,772

Total liabilities and stockholders’ equity	$87,553	$92,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
(A development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

			Period from
			September 23,
			2002 (Date of
			Inception)
	Three months ended		through
	March 31,		March 31,
	2007	2006	2007
Operating expenses:
Research and development	$5,072	$3,763	$46,818
General and administrative	4,526	1,434	22,972

Total operating expenses	9,598	5,197	69,790

Loss from operations	(9,598)	(5,197)	(69,790)
Interest income	1,118	373	3,414
Interest and other expense	(136)	(265)	(1,254)

Net loss	$(8,616)	$(5,089)	$(67,630)

Basic and diluted net loss per share	$(0.40)	$(3.70)

Shares used to compute basic and diluted net loss per share	21,443	1,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
(A development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period From
			September 23, 2002
	Three months ended		(Date of Inception)
	March 31,		Through
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss	$(8,616)	$(5,089)	$(67,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	95	1,667
Stock-based compensation	1,773	192	4,969
Amortization of preferred stock warrants	15	15	90
Change in carrying value of warrant liability	—	96	341
Common stock issued and vested for intellectual property and license agreement	—	175	257
Preferred stock issued and expensed for asset purchase and license agreement	—	—	3,610
Changes in operating assets and liabilities:
Accounts receivable	(1,294)	—	(1,294)
Inventories	(626)	—	(916)
Prepaids and other current assets	(222)	(136)	(944)
Other long-term assets	(3)	—	(3)
Accounts payable	(48)	(20)	858
Accrued liabilities	633	156	1,785
Deferred revenue	1,294	—	1,294
Deferred rent	(20)	(16)	125
Other long-term liabilities	12	11	65

Net cash used in operating activities	(6,810)	(4,521)	(55,726)

Cash flows from investing activities
Purchase of property and equipment	(372)	(655)	(3,452)
Proceeds from sales and maturities of short-term investments	—	3,761	51,387
Purchase of short-term investments	(8,795)	(1,507)	(61,170)
Restricted cash	—	(2)	(90)

Net cash provided by (used in) investing activities	(9,167)	1,597	(13,325)

Cash flows from financing activities
Proceeds from loans payable	—	380	7,000
Repayments of loans payable	(470)	(380)	(2,197)
Proceeds from issuance of common stock, net of issuance costs	(317)	—	78,381
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	57,706
Proceeds from exercise of common stock options	68	48	406
Proceeds from employee stock purchase plan	432	—	432
Repurchase of unvested shares	(1)	—	(31)

Net cash provided by (used in) financing activities	(288)	48	141,697

Net increase (decrease) in cash and cash equivalents	(16,265)	(2,876)	72,646
Cash and cash equivalents at beginning of period	88,911	15,561	—

Cash and cash equivalents at end of period	$72,646	$12,685	$72,646

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	—	—	61,316
Reclassification of preferred warrants to common warrants	—	—	549
Issuance of redeemable convertible preferred stock warrants	—	—	208
Deferred stock-based compensation, net of cancellations	—	(51)	1,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
(A development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
     Description of Business
     Hansen Medical, Inc. (formerly Autocath, Inc.) (the “Company”) develops and manufactures a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. The Company is in the development stage and since inception has devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom.
     Since inception, the Company has incurred losses totaling approximately $67.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.
     Basis of Presentation
     The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31.
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Comprehensive Loss
     Total comprehensive loss for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Net loss	$(8,616)	$(5,089)
Change in unrealized gain/loss on investments	16	(11)

Comprehensive loss	$(8,600)	$(5,100)

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
     The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended
	March 31,
	2007	2006
Net loss	$(8,616)	$(5,089)

Weighted-average common shares outstanding	21,603	1,657
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(160)	(283)

Shares used to calculated basic and diluted net loss per share	21,443	1,374

Basic and diluted net loss per share	$(0.40)	$(3.70)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Three months ended
	March 31,
	2007	2006
Redeemable convertible preferred stock	—	12,355
Stock options outstanding	2,293	1,072
Warrants to purchase redeemable convertible preferred stock	—	59
Warrants to purchase common stock	59	—
Unvested common shares subject to repurchase	151	155
Unvested restricted common stock	—	117

     Recent Accounting Pronouncements
     With the exception of the Financial Accounting Standards Board (the “FASB”) statement defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
2. Balance Sheet Components
     Inventories (in thousands)

	March 31,	December 31,
	2007	2006
Raw materials	$467	$225
Work in process	92	65
Finished goods	357	—

Total	$916	$290

3. Commitments
     Operating Lease
     The Company rents its office and laboratory facilities under an operating lease, which expires in June 2008. At March 31, 2007, future minimum payments under the lease are as follows (in thousands):

Future
Minimum
Lease
Years ended December 31,	Payments
Remaining nine months in 2007	$277
2008	188

Total	$465

4. Long-term Debt
     In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provides up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The Company drew down $6,620,000 under the agreement in 2005 and an additional $380,000 in March 2006. As of March 31, 2007, future annual payments due on the loans are as follows (in thousands):

Remaining nine months in 2007	$1,749
2008	2,332
2009	1,249

5,330
Less: Amount representing interest	(527)

4,803
Less: Unamortized discount	(43)

4,760
Less: Current portion	(1,958)

Long-term portion	$2,802

5. Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three months ended March 31, 2007 and 2006 was allocated to operating expenses as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Research and development	$720	$69
Selling, general and administrative	1,053	123

Total	$1,773	$192

     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan for the three months ended March 31, 2007 was as follows (in thousands, except per share data):

		Outstanding Options
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Price
Balances, December 31, 2006	1,998	1,922	$4.12
Shares reserved	860	—	—
Options granted	(530)	530	$18.16
Options exercised	—	(121)	$0.56
Options cancelled	38	(38)	$1.14
Unvested shares repurchased	3	—	$0.56

Balances, March 31, 2007	2,369	2,293	$7.60

     As of March 31, 2007, there was $14,842,000 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.30 years.
6. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements only if that position will more likely than not be sustained by the appropriate taxing authority. In accordance with the adoption of FIN 48, the Company has unrecognized tax benefits of $401,000 as of January 1, 2007. All adjustments required upon adoption of FIN 48 were to the deferred tax accounts with an offsetting adjustment to the valuation allowance.
     If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Unrecognized tax benefits are expected to increase during 2007 due to research and development tax credits. While the increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 financial statements.
     The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. No such interest or penalties were accrued at January 1, 2007.
     The Company is subject to federal and state tax examinations for the years 2002 forward. There are no tax examinations currently in progress.
7. Subsequent Events
     In April 2007, the Company entered into agreements with St. Jude Medical, Inc. (“St. Jude”) to integrate its Sensei™ Robotic Catheter System with St. Jude’s Ensite® system and to co-market the integrated products. The Company is not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. The Company is solely responsible for gaining regulatory approvals for, and all costs associated with, its portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, the Company granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. The Company maintains the right to sell the integrated system and retains additional exclusive rights in specified countries outside of the United States. In addition, the Company retains the unrestricted right to market its Sensei system and Artisan™ control catheters without St. Jude products.
     On May 3, 2007, the Company announced that it had obtained U.S. Food & Drug Administration clearance for commercialization of its Sensei system and its Artisan Control Catheter to facilitate manipulation, positioning and control of mapping catheters during electrophysiology procedures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
     Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Part II, Item 1A “Risk Factors.” Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
     OVERVIEW
     We develop and manufacture a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Sensei Robotic Catheter System, or Sensei system. We are a development stage company with a limited operating history. To date, we have generated no revenue, and we have incurred net losses in each year since our inception. As of March 31, 2007, we had a deficit accumulated during the development stage of $67.6 million. We expect our losses to continue as we continue our development activities and initiate our commercialization activities. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.
     Our Sensei system is designed to allow physicians to instinctively navigate catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan control catheter, will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system will benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes, permitting more complex procedures to be performed interventionally and by reducing treatment times.
     We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to Europe in the first quarter of 2007. We are still awaiting CE Mark approval for our Artisan control catheters and will defer all revenue associated with commercial shipments to Europe until such approval is obtained. In May 2007, we received U.S. Food & Drug Administration, or FDA, clearance for commercialization of our Sensei system and Artisan control catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We expect to begin commercial shipments in the United States in 2007.
     We intend to market our products in the United States through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We also plan to increase our manufacturing capacity to enable production of commercial quantities of our Sensei system.
     In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite® system and to co-market the integrated products. Under the agreements, we are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions.
Financial Overview
     Revenue
     To date, we have not generated any revenue. We made our first commercial shipments to Europe in the first quarter of 2007 and have deferred all revenue associated with those shipments until we receive a CE Mark for European clearance of our Artisan control catheters. We received FDA clearance for both our Sensei system and Artisan control catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in May 2007 and expect to commence commercial shipments in the United States in 2007. Revenues and associated costs of sales from the initial sales of a new product are difficult to predict due to customer demands and production constraints. In any event, revenues in 2007 will only modestly reduce our continued losses resulting from our research and development and other activities.
     Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan control catheters and the costs to manufacture development units, which include start-up costs. Once we have revenue, manufacturing costs for commercial products, including start-up manufacturing costs will be included in our costs of goods sold. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.
     Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. In 2007 and going forward, selling, general and administrative expenses also include administrative expenses associated with operating as a public company.
Results of Operations
Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006
     Research and development expenses for the three months ended March 31, 2007 were $5.1 million, an increase of $1.3 million, or 35%, compared to $3.8 million for the three months ended March 31, 2006. The increase is primarily due to increased compensation expenses of $0.9 million related to an increase of 24 in research and development headcount, an increase in stock-based compensation expenses of $0.7 million due to our larger employee base and the start of our 2006 Employee Stock Purchase Plan, or ESPP, and an increase of $0.1 million in materials, supplies and clinical testing expenses, partially offset by the cost of licensed technology of $0.4 million in the first three months of 2006. Included in research and development expenses during the three months ended March 31, 2007 was $720,000 of non-cash stock-based compensation expenses compared to $69,000 for the same period in 2006. Research and development costs for the three months ended March 31, 2007 included $1.0 million in costs to manufacture development units, which includes start-up costs. We expect our research and development expenses to increase for the remainder of 2007 and into 2008 as we continue development of our Sensei system and the disposable Artisan control catheters for the electrophysiology market and other future applications.

     Selling, general and administrative expenses for the three months ended March 31, 2007 were $4.5 million, an increase of $3.1 million, or 216%, compared to $1.4 million for the three months ended March 31, 2006. The increase was primarily due to an increase of $1.0 million in compensation expenses associated with an increase in sales and marketing headcount of 5 and an increase in general and administrative headcount of 9; an increase in stock-based compensation expenses of $0.9 million due to our larger employee base and the start of our ESPP; $1.1 million in professional service fees, primarily consisting of accounting and legal fees necessary to operate as a public company; and an increase of $0.1 million in non-compensation marketing expenses. Included in selling, general and administrative expenses during the three months ended March 31, 2007 was $1.1 million of non-cash stock-based compensation expenses compared to $123,000 for the same period in 2006. We expect our selling, general and administrative expenses to increase substantially in the remainder of 2007 due to the costs associated with the commercial launch of our Sensei system and the disposable Artisan control catheter products, increased headcount necessary to support our continued growth in operations, the costs associated with operating as a publicly-traded company and increased non-cash stock-based compensation expenses.
     Interest income for the three months ended March 31, 2007 was $1.1 million, an increase of $0.7 million, or 200%, as compared to $0.4 million for the three months ended March 31, 2006. The increase is primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in November 2006. We expect our quarterly interest income to decrease slightly in the future as we use the proceeds of our initial public offering to fund our operations.
     Interest and other expense for the three months ended March 31, 2007 was $136,000, a decrease of $129,000, or 48%, as compared to $265,000 for the three months ended March 31, 2006. Interest and other expense for the three months ended March 31, 2006 included $84,000 resulting from a change in the carrying value of warrants to purchase redeemable convertible preferred stock. There was no similar charge in the three months ended March 31, 2007. The remaining decrease was due to the lowering of the debt balances as we pay down our long-term loan. We expect our interest expense to decrease for the remainder of 2007 as we continue to reduce our long-term debt.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of March 31, 2007 we had a deficit accumulated during the development stage of $67.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering we received net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of March 31, 2007, we had $82.4 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.
     Net Cash Used in Operating Activities
     Net cash used in operating activities was $6.8 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in operating activities primarily reflects the net loss for those periods as we continue as a development stage company. The net loss in each period was reduced in part by non-cash charges for depreciation and amortization and stock-based compensation.
     Net Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $9.2 million for the three months ended March 31, 2007 and was due to the purchases of short-term investments as we invest some of the proceeds from our initial public offering, in addition to investments in property and equipment. Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2006 and was primarily related to proceeds from the sale of short-term investments, partially offset by purchases of short-term investments and property and equipment.

     Net Cash Provided by (Used in) Financing Activities
     Net cash used in financing activities was $0.3 million for the three months ended March 31, 2007 and consisted mainly in repayments of long-term debt and payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2006 was $48,000 and consisted of proceeds received from the exercise of stock options.
     Operating Capital and Capital Expenditure Requirements
     To date, we have not commercialized any products and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, initiate the commercial launch of our Sensei system and disposable Artisan control catheters, develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly traded company as well as pursue additional applications for our technology platform.
     We do not expect to generate significant product revenue until 2008. We believe the net proceeds from our initial public offering, together with our pre-existing cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.
     Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Sensei system and disposable Artisan control catheter, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including but not limited to the following:
•	The success of our research and development efforts;

•	The expenses we incur in selling and marketing our products;

•	The costs and timing of future regulatory clearances;

•	The revenue generated by sales of our current and future products;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	The acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.
     Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”).
Contractual Obligations
     During the three months ended March 31, 2007, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     With the exception of the Financial Accounting Standards Board (the “FASB”) statement defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 will become effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.
     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2007, the fair value of our cash, cash equivalents and short-term investments was approximately $82.4 million, all of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of March

31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.
ITEM 4T. CONTROLS AND PROCEDURES
     Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
Any investment in our stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before you decide whether to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the following risks actually occurs or any of the additional risks not presently known to us occur, our business could be materially harmed and our financial condition and results of operations could be materially and adversely affected.
Risks Related to Our Business
We are a development stage company with a limited history of operations.
     We are a development stage medical device company with a limited operating history and no revenues to date. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan control catheters have only recently received U.S. Food and Drug Administration, or FDA, clearance for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We have also received the CE Mark for our Sensei system and are still seeking approval of our Artisan control catheters in Europe. We have not yet recognized product revenues associated with our European commercial shipments and do not expect to do so until we receive CE Mark for our Artisan control catheters. The future success of our business will depend on our ability to create product sales, successfully introduce new products, establish our sales force and distribution network, manufacture and assemble our products in sufficient quantities and in accordance with applicable regulatory requirements and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.
We do not currently have sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.
     We have recently received clearance to begin marketing, sale and distribution of our products in the United States. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Developing a direct sales force is expensive and time consuming and could delay the success of any product launch. Additionally, any direct sales force that we develop will be competing against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to establish our sales force in a timely manner. We face significant challenges and risks in establishing a direct sales force and marketing our products, including, among others:
•	our ability to recruit, train and retain adequate numbers of qualified sales and marketing personnel;

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our products or physicians to use our products;

•	costs associated with hiring, maintaining and expanding an independent sales and marketing organization; and

•	government scrutiny and labeling restrictions with respect to promotional activities in the healthcare industry.
     Outside the United States, primarily in the European Union, we are in the process of establishing a combination of a direct sales force and distributors to market, sell and support our products. We are unable to predict the initial acceptance and timing of sales of our products in the EU based on this approach. If we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, or if their sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.
We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.
     We do not have experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan control catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low production yields, space constraints and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience and the relocation to a larger facility. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. As a result, we may be unable to meet the expected demand for our Sensei system or Artisan control catheters, maintain control over our expenses or otherwise successfully achieve anticipated growth. If we are unable to satisfy demand for our Sensei system or Artisan control catheters, our ability to generate revenue could be impaired, market acceptance of our products could be adversely affected and hospitals may instead purchase, or physicians may use, our competitors’ products.

     In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our Mountain View facility lease is scheduled to expire in June 2008. We will need to locate new facilities in order to significantly increase our manufacturing capacity, and we may not be able to locate these facilities on favorable terms in a timely manner to meet our operational requirements. Searching for and moving into a new facility could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.
If we fail to obtain or maintain necessary FDA clearances and CE marks for our medical device products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.
     The process of seeking regulatory clearance or approval to market a medical device is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan control catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. There can be no assurance that we will be able to successfully market and sell out products based on this label and we will be required to seek a separate 510(k) clearance or premarket approval, or PMA, to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures but there can be no assurance as to the timing or potential for success of those efforts if undertaken.
     We received the CE Mark for our Sensei system and are currently seeking approval of our Artisan control catheters in Europe. We cannot recognize revenue on commercial shipments of our Sensei system in Europe unless and until we receive approval of our Artisan control catheters.
     Obtaining future clearances or approvals from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.
If physicians and hospitals are not convinced that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, we may not be commercially successful.
     We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan control catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. If longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products for cardiac ablation procedures, we likely will not become profitable and our business will be harmed.
     In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.
We expect to derive substantially all of our revenues from sales of our Sensei system and Artisan control catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.
     Our initial product offering consists primarily of two components, our Sensei system and our corresponding disposable Artisan control catheters. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan control catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology, or EP, laboratory’s annual budget. In addition, because it is only now being commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products. We do not know if our Sensei system will be successful. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a seriously detrimental impact on our business, results of operations and financial condition.
We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future.
     We have experienced substantial net losses since our inception in late 2002. At March 31, 2007, we had a deficit accumulated during the development stage of $67.6 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our sales, marketing and manufacturing operations to commercialize our products and seek additional regulatory clearances. In any event, we expect our general and administrative expenses to increase as we add the necessary infrastructure to support operating as a public company. Because we may not be successful in completing the development or commercialization of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never earn revenue or achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.
We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.
     We have received FDA clearance of our Sensei system and Artisan control catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We may subsequently seek regulatory clearance for use of our Sensei system for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not have FDA clearance or approval. Unless and until we receive regulatory clearance or approval for use of our Sensei system in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the

Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system in cardiac ablation procedures and may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. However, although manufacturers are not permitted to promote for off-label uses, in their practice of medicine, physicians may lawfully choose to use medical devices for off-label uses. For example, we have received a separate 510(k) clearance for our Elite flexible transseptal system, which consists of a needle and dilator assembly. A physician could use our cleared needle and dilator in our Sensei system for a procedure not covered by our label. This would constitute an off-label use. We expect that hospitals and physicians will use our Sensei system for the treatment of a variety of conditions beyond mapping heart anatomy, including the ablation of cardiac tissue to treat atrial fibrillation and similar conditions.
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
     Our Sensei system will likely have a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ EP laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We currently estimate that this sales cycle may take between 12 and 18 months. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.
The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.
     Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation. We expect, however, that our Sensei system will be used off-label in cardiac ablation and similar high risk procedures involving very ill patients, which could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity. In 2006, our net cash used in operating activities was $22.0 million. For the three months ended March 31, 2007, our net cash used in operating activities was $6.8 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to complete the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of future regulatory clearances;

•	the revenue generated by sales of our current and future products;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     We depend on third-party manufacturers to produce most of the components of our Sensei system and other products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for the motors and electronics we use in our Sensei systems and for our control catheters and sheaths. For example, we obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are also part of our Sensei system. In addition, our reliance on third parties involves a number of risks, including, among other things, the risk that:
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
     In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business.
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
If we fail to obtain or acquire imaging and visualization technology, or successfully collaborate with a strategic partner to provide such technology on terms favorable to us, or at all, our Sensei system may not be able to gain market acceptance and our business may be harmed.
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
     In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. There can be no assurance that we will successfully complete the integration or maintain compatibility of our products under the collaboration.
     In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. There can be no assurance that we will successfully collaborate or that St. Jude will generate significant sales under this arrangement. If we are not able to successfully collaborate with St. Jude or are unable to successfully integrate our systems, we may not be able to effectively compete with new technologies and our business may be harmed.
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
     There can be no assurance, however, that coverage and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The reductions are to be transitioned over the next three years, beginning in fiscal year 2007. The Centers for Medicare and Medicaid Services, or CMS, responsible for administering the Medicare program, also indicated it will begin to move forward with developing revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. It is unclear whether the changes in the reimbursement codes will result in further reduction in payments for cardiac procedures that would use our products.
     Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue. The failure of our customers to obtain sufficient reimbursement could have a material adverse impact on our financial condition and harm our business.
We may lose our key personnel or fail to attract and retain additional personnel.
     We are highly dependent on the principal members of our management and scientific staff, in particular Frederic Moll, M.D., our Chief Executive Officer and one of our directors, Gary Restani, our President and Chief Operating Officer and one of our directors, Robert Younge, our Chief Technology Officer, and Sean Murphy, Ph.D., our Senior Vice President of Engineering. Dr. Moll has extensive experience in the medical device industry, and we believe his expertise in the robotic device field will enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.
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
     A portion of our future revenue will come from international sales. To expand internationally, we will need to hire, train and retain additional qualified personnel. Engaging in international business inherently involves a number of difficulties and risks, including:
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
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 — revised 2004, or SFAS No. 123R, Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of this statement had a significant impact on our 2006 financial statements and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
     In addition, we have not yet formally adopted a revenue recognition policy for the sales of our Sensei system and Artisan control catheters. We expect to adopt a policy in the second quarter of 2007. The policy we elect may be inconsistent with current analyst or investor expectations and may result in deferral of revenues for shipments of our products that could impact the timing and amount of revenue recognized from sales of our products.
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
     Prior to our initial public offering in November 2006, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:
•	the receipt, denial or timing of regulatory clearances or approvals of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacturer our products to commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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
     Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 57.8% of the outstanding shares of our common stock as of March 31, 2007. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales may be made, could cause the market price of our common stock to decline. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers, directors and substantially all of our stockholders and option holders in connection with our initial public offering provide that Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., on behalf of the underwriters, in their sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock on or before May 24, 2007, subject to extension in certain limited circumstances. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. do not have any pre-established conditions to waiving the terms of the lock-up agreements, and any decision by them to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable
     (b) Uses of Proceeds from Sale of Registered Securities
          Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-136685), that was declared effective by the Securities and Exchange Commission on November 15, 2006. We registered 7,187,500 shares of our common stock with a proposed maximum aggregate offering price of $86.3 million, all of which we sold. After deducting expenses and underwriting discounts, we received net offering proceeds of approximately $78.3 million from our initial public offering Management has broad discretion over the uses of the proceeds from the initial public offering.
          We currently intend to use the aggregate net proceeds from our initial public offering as follows:
•	Approximately $18.0 million for sales, marketing and general administrative activities;

•	Approximately $10.0 million for research and product development activities;

•	Approximately $8.0 million for capital equipment and tenant improvements; and

•	The remainder to fund working capital and other general corporate purposes.
          As of March 31, 2007, we had invested the aggregate net proceeds of approximately $78.3 million from our initial public offering in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government.
     (c) Purchases of Equity Securities
          The following table provides information with respect to the unvested shares of common stock repurchased by us from employees upon termination of services pursuant to the terms and conditions of our 2002 Stock Option Plan during the first quarter of 2007:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Purchase	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2007 - January 31, 2007	—	—	—	—
February 1, 2007 - February 28, 2007	—	—	—	—
March 1, 2007 - March 31, 2007	2,625	$0.56	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
          Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

**	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	By:	/s/ Frederic H. Moll, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index
          Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

**	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.