Form 10-Q
period 2007-06-30
HANSEN MEDICAL INC
filed 2007-08-14
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 21,728,102.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$57,298	$88,911
Short-term investments	16,459	989
Accounts receivable	1,801	—
Inventories	2,086	290
Prepaids and other current assets	1,040	754

Total current assets	78,684	90,944

Property and equipment, net	2,060	1,706
Restricted cash	90	90
Long-term deposits	36	50

Total assets	$80,870	$92,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,472	$1,163
Accrued liabilities	2,550	1,474
Deferred revenue	59	—
Current portion of long-term debt	2,005	1,914

Total current liabilities	6,086	4,551
Long-term debt, net of current portion	2,284	3,309
Other long-term liabilities	98	158

Total liabilities	8,468	8,018

Commitments (Note 3)

Stockholders’ equity
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares Issued and outstanding: 21,685,811 shares at June 30, 2007 and 21,505,563 shares at December 31, 2006	2	2
Additional paid-in capital	148,162	144,130
Deferred stock-based compensation	(233)	(346)
Accumulated other comprehensive income	(5)	—
Accumulated deficit	(75,524)	(59,014)

Total stockholders’ equity	72,402	84,772

Total liabilities and stockholders’ equity	$80,870	$92,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$2,434	$—	$2,434	$—
Cost of goods sold	1,653	—	1,653	—

Gross profit	781	—	781	—

Operating expenses:
Research and development	4,351	4,200	9,423	7,963
Selling, general and administrative	5,177	2,167	9,703	3,601

Total operating expenses	9,528	6,367	19,126	11,564

Loss from operations	(8,747)	(6,367)	(18,345)	(11,564)
Interest income	979	335	2,097	708
Interest and other expense	(126)	(268)	(262)	(533)

Net loss	$(7,894)	$(6,300)	$(16,510)	$(11,389)

Basic and diluted net loss per share	$(0.37)	$(4.24)	$(0.77)	$(7.94)

Shares used to compute basic and diluted net loss per share	21,542	1,487	21,489	1,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(16,510)	$(11,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621	305
Stock-based compensation	3,470	621
Amortization of preferred stock warrants	31	31
Change in carrying value of warrant liability	—	195
Common stock issued and vested for intellectual property and license agreement	—	175
Changes in operating assets and liabilities:
Accounts receivable	(1,780)	—
Inventories	(1,796)	—
Prepaids and other current assets	(293)	248
Other long-term assets	(3)	(168)
Accounts payable	565	53
Accrued liabilities	1,259	598
Deferred revenue	59	—
Deferred rent	(40)	(32)
Other long-term liabilities	23	22

Net cash used in operating activities	(14,394)	(9,341)

Cash flows from investing activities
Purchase of property and equipment	(975)	(1,237)
Proceeds from sales and maturities of short-term investments	—	12,774
Purchase of short-term investments	(15,489)	(1,507)
Restricted cash	—	(5)

Net cash (used in) provided by investing activities	(16,464)	10,025

Cash flows from financing activities
Proceeds from loans payable	—	380
Repayments of loans payable	(948)	(820)
Payment of costs associated with the issuance of common stock	(317)	—
Proceeds from exercise of common stock options	88	85
Proceeds from employee stock purchase plan	432	—
Repurchase of unvested shares	(10)	—

Net cash used in financing activities	(755)	(355)

Net (decrease) increase in cash and cash equivalents	(31,613)	329
Cash and cash equivalents at beginning of period	88,911	15,561

Cash and cash equivalents at end of period	$57,298	$15,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
     Description of Business
     Hansen Medical, Inc. (formerly Autocath, Inc.) (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002.
     Prior to the second quarter of 2007, the Company was a development stage company that devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company obtained the necessary regulatory approvals and recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations, and exiting the development stage. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom.
     From inception to June 30, 2007, the Company has incurred losses totaling approximately $75.5 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into a credit facility to obtain additional capital beyond currently forecasted amounts. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.
     Basis of Presentation
     The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s fiscal year ends on December 31.
     The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
     Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from these estimates.

     Revenue Recognition
     The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated Artisan control catheters. The Company’s revenue recognition policy is based on American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”.) Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.
▪	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement is determined by a sales contract or purchase order signed and dated by both the customer and the Company, including approved terms and conditions.

▪	Delivery.
▪	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence (“VSOE”) of fair value and defers revenue for undelivered items. VSOE of each element is based on the price for which the undelivered item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When the Company cannot reasonably determine the price of an element, the Company cannot establish VSOE and the entire arrangement fee is deferred until all elements are delivered. If the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS.

▪	Systems. Typically, ownership of the Sensei systems passes to customers upon shipment. Hansen Medical is currently the only party capable of installing the Sensei system and training doctors as to its proper use. Sales contracts for systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As the Company is not currently able to reliably estimate the fair value of these services based on VSOE, all system revenues are currently deferred until training and installation are completed.

▪	Disposable Products. Ownership of Artisan control catheters and other disposable products typically passes to customers upon shipment, at which time delivery, as defined by SOP 97-2, is deemed to be complete.
▪	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified were included, all related revenue would be deferred until the contingency is resolved.
▪	Collectibility. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.
     Allowance for Doubtful Accounts
     Credit evaluations are performed for all major sales transactions before shipment occurs. On a quarterly basis, the Company evaluates aged items in the accounts receivable ledger and provides an allowance for doubtful accounts in the amount deemed adequate. Currently, the Company has no historical basis upon which to reliably base its doubtful accounts estimate. If the evaluation does not properly reflect the customers’ ability to pay an outstanding receivable, additional provisions may be necessary and the Company’s future operating results could be negatively impacted.

     Comprehensive Loss
     Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(7,894)	$(6,300)	$(16,510)	$(11,389)
Change in unrealized (loss) gain on investments	(21)	11	(5)	—

Comprehensive loss	$(7,915)	$(6,289)	$(16,515)	$(11,389)

     Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses.
     Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, unvested restricted stock, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(7,894)	$(6,300)	$(16,510)	$(11,389)

Weighted-average common shares outstanding	21,672	1,729	21,637	1,690
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(130)	(242)	(148)	(255)

Shares used to calculated basic and diluted net loss per share	21,542	1,487	21,489	1,435

Basic and diluted net loss per share	$(0.37)	$(4.24)	$(0.77)	$(7.94)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2007	2006
Redeemable convertible preferred stock	—	12,355
Stock options outstanding	2,430	1,803
Warrants to purchase redeemable convertible preferred stock	—	59
Warrants to purchase common stock	59	—
Unvested common shares subject to repurchase	114	178
Unvested restricted common stock	—	63
Employee stock purchase plan	17	—

     Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
     Other than as described above, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission.
2. Balance Sheet Components
     Inventories (in thousands)

	June 30,	December 31,
	2007	2006
Raw materials	$1,286	$225
Work in process	729	65
Finished goods	71	—

Total	$2,086	$290

3. Commitments
     Operating Lease
     The Company rents its office and laboratory facilities under an operating lease, which expires in June 2008. At June 30, 2007, future minimum payments under the lease are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
Remaining six months of 2007	$187
2008	188

Total	$375

     Warranties
     The Company generally provides a limited one-year warranty on its Sensei system. It accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates.

     The second quarter of 2007 was the first quarter in which the Company had a warranty liability. Warranty liability for the three months ended June 30, 2007 was as follows (in thousands):

Three months ended
June 30, 2007
Balance at beginning of period	$—
Accruals for warranties issued during the period	194
Warranty costs incurred during the period	—

Balance at end of period	$194

4. Debt
     In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provides up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The Company drew down $6,620,000 under the agreement in 2005 and an additional $380,000 in March 2006. As of June 30, 2007, future annual payments due on the loans are as follows (in thousands):

Remaining six months in 2007	$1,166
2008	2,332
2009	1,249

4,747
Less: Amount representing interest	(422)

4,325
Less: Unamortized discount	(36)

4,289
Less: Current portion	(2,005)

Long-term portion	$2,284

5. Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 – revised 2004, “Share-Based Payment” (“SFAS 123R”). Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three and six months ended June 30, 2007 and 2006 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of goods sold	$87	$—	$87	$—
Research and development	566	159	1,286	228
Selling, general and administrative	1,044	270	2,097	393

Total	$1,697	$429	$3,470	$621

     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan for the six months ended June 30, 2007 was as follows (in thousands, except per share data):

		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Number of Shares	Exercise Price
Balances, December 31, 2006	1,998	1,922	$4.12
Shares reserved	860	—	—
Options granted	(698)	698	$18.54
Options exercised	—	(147)	$0.60
Options cancelled	43	(43)	$2.97
Unvested shares repurchased	10	—	$1.03

Balances, June 30, 2007	2,213	2,430	$8.49

     As of June 30, 2007, there was $14,974,000 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 3.06 years.
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
     If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Unrecognized tax benefits are expected to increase during 2007 due to research and development tax credits. While the increase cannot be estimated at this time, the change is not expected to be material to the Company’s fiscal 2007 financial statements.
     The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. No such interest or penalties were accrued at January 1, 2007 and none have been recognized as of June 30, 2007.
     The Company is subject to federal and state tax examinations for the years 2002 forward. To the Company’s knowledge, there are no tax examinations currently in progress.
7. Subsequent Events
     On July 23, 2007, the Company entered into a lease agreement for 63,000 square feet of office space in Mountain View, California (the “Lease”). The stated term of the Lease is through approximately November 30, 2014, depending on the initial occupancy date, but the Company has an option to extend the Lease for an additional five years. The minimum yearly rent payable is $1,629,000 during year one of Lease and increases to $1,945,000 in year seven of the Lease.
     In July 2007, the Company established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany, for the purpose of supporting the marketing of its products in Europe.

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
     OVERVIEW
     We develop, manufacture and market a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in July 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Sensei™ Robotic Catheter System, or Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. We obtained the necessary regulatory approvals and recorded our initial product revenues in the second quarter of 2007. To date, we have incurred net losses in each year since our inception and, as of June 30, 2007, we had an accumulated deficit of $75.5 million. We expect our losses to continue as we advance our development activities and commercialize our products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.
     Our Sensei system is designed to allow physicians to instinctively navigate catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan™ control catheter, or Artisan catheter, will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system will benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes, permitting more complex procedures to be performed interventionally and by reducing treatment times.
     We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to Europe in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheters. In May 2007, we also received U.S. Food & Drug Administration, or FDA, clearance for the marketing of our Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007.
     We market our products in the United States through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We also plan to increase our manufacturing capacity to enable production of commercial quantities of our Sensei system.
     In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite® system and to co-market the integrated products. Under the agreements, we are obligated to undertake the integration of the Sensei system with the EnSite system. We are solely responsible for obtaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions.
Critical Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.
     Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”), with the exception of our policies on revenue recognition and allowance for doubtful accounts. Those policies were implemented in the second quarter of 2007 in connection with our initial product revenues and are fully described below.
     Revenue Recognition
     Our revenues are primarily derived from the sale of our Sensei system and the associated Artisan catheters. Our policy is based on American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. Under our policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.
▪	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement is determined by a sales contract or purchase order signed and dated by both the customer and us, including approved terms and conditions.

▪	Delivery.
▪	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence, or VSOE, of fair value and defer revenue for undelivered items. VSOE of each element is based on the price for which the undelivered item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When we are not able to reasonably determine the price of an element, we cannot establish VSOE and we defer the entire arrangement fee until all elements are delivered. If the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS.

▪	Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. We are currently the only party capable of installing our Sensei system and training doctors as to its proper use. Sales contracts for our systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As we are not currently able to reliably estimate the fair value of these services based on VSOE, we currently defer all system revenues until training and installation are completed.

▪	Disposable Products. Ownership of our Artisan catheters and other disposable products typically passes to our customers upon shipment, at which time delivery, as defined by SOP 97-2, is deemed to be complete.
▪	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified were included, we would defer all related revenue until the contingency is resolved.

▪	Collectibility. Our sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under our standard warranty. If such rights were allowed, we would defer all related revenues until such rights expired.
     Allowance for Doubtful Accounts
     Credit evaluations are performed for all major sales transactions before shipment occurs. On a quarterly basis, we evaluate aged items in the accounts receivable ledger and provide an allowance for doubtful accounts in the amount we deem adequate. We currently have no historical basis upon which to base our doubtful accounts estimates. If our evaluation does not properly reflect our customers’ ability to pay an outstanding receivable, additional provisions may be necessary and our future operating results could be negatively impacted.
Financial Overview
     Revenue
     We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues for the remainder of 2007 will be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007. In any event, revenues in 2007 will only modestly impact our continued losses resulting from our research and development and other activities.
     Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, provisions for inventory valuation and warranty expenses. Cost of goods sold both as a percentage of revenue and on a dollar basis for the remainder of 2007 will be difficult to predict as we are in the early stage of our commercial launch and are beginning to scale up our manufacturing capabilities.
     Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters and the costs to manufacture development units, which include start-up costs. Beginning with our first revenues in the second quarter of 2007, manufacturing costs for commercial products, including start-up manufacturing costs, are included in our costs of goods sold. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.
     Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees, sales commissions and travel expenses. Beginning in 2007, selling, general and administrative expenses also include administrative expenses associated with operating as a public company.
Results of Operations
Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006
Revenues

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Revenues	$2,434	$—	$2,434	N/A
     In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007, related to shipments to Europe and the United States of four Sensei systems at an average selling price of $593,000 per unit. We expect revenues for the remainder of 2007 to be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007.
Cost of Goods Sold

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$1,653	$—	$1,653	N/A
As a percentage of revenues	67.9%	N/A
     In conjunction with our first revenues, we recorded our first cost of goods sold in the second quarter of 2007. Cost of goods sold for the second quarter of 2007 included a one-time benefit of $0.5 million due to the sale of inventory which had previously been written down as a result of the uncertainty of receiving FDA clearance and CE Mark approval. Cost of goods sold for the second quarter of 2007 also included non-cash stock-based compensation expense of $87,000. We expect cost of goods sold to fluctuate materially both as a percentage of revenue and in dollars for the next few quarters as we are in the early stage of our commercial launch and are beginning to scale up our manufacturing capabilities.
Operating Expenses

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$4,351	$4,200	$151	4%
     Prior to the three months ended June 30, 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. The following table summarizes development-stage expenses which were included in research and development expenses in the second quarter of 2006 but not in the second quarter of 2007 (dollar amounts in thousands):

	Three months ended
	June 30,		Change
	2007	2006	$	%
Research and development	$4,351	$4,200	$151	4%
Less:
Development-stage manufacturing expenses	—	(706)	706	-100%
Provision for inventory valuation during the development stage	—	(860)	860	-100%

	$4,351	$2,634	$1,717	65%

     Excluding the development-stage expenses, research and development expenses increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to an increase in stock-based compensation expenses of $0.4 million due to our larger employee base and the start of our 2006 Employee Stock Purchase Plan, or ESPP, increased employee-related expenses of $0.6 million related to an increase of 16 in research and development headcount and an increase of $0.7 million in outside services, materials, overhead and clinical testing expenses. Included in total research and development expenses during the three months ended June 30, 2007 was $566,000 of non-cash stock-based compensation expenses compared to $159,000 for the same period in 2006. We expect our research and development expenses to increase for the remainder of 2007 and into 2008 as we continue development of our Sensei system and the disposable Artisan catheters for the electrophysiology market and other future applications.

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Selling, general and administrative	$5,177	$2,167	$3,010	139%
     Selling, general and administrative expenses increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to an increase of $0.9 million in employee-related expenses associated with an increase in sales and marketing headcount of eight and an increase in general and administrative headcount of eight; an increase in stock-based compensation expenses of $0.8 million due to our larger employee base and the start of our ESPP; an increase of $0.8 million in professional service fees, primarily consisting of accounting and legal fees necessary to operate as a public company; an increase of $0.2 million in non-compensation marketing expenses; an increase of $0.2 million in supplies, equipment and overhead expenses; and an increase of $0.1 million in sales commissions. Included in selling, general and administrative expenses during the three months ended June 30, 2007 was $1.0 million of non-cash stock-based compensation expenses compared to $270,000 for the same period in 2006. We expect our selling, general and administrative expenses to increase in the remainder of 2007 due to the costs associated with the commercial launch of our Sensei system and the disposable Artisan catheter products, increased headcount necessary to support our continued growth in operations, the costs associated with operating as a publicly-traded company and increased non-cash stock-based compensation expenses.
Interest Income

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest income	$979	$335	$644	192%
     Interest income increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in

November 2006. We expect our quarterly interest income to decrease in the future as we use the proceeds of our initial public offering to fund our operations.
Interest and Other Expense

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and other expense	$(126)	$(268)	$142	-53%
     Interest and other expense for the three months ended June 30, 2006 included $0.1 million resulting from a change in the carrying value of warrants to purchase redeemable convertible preferred stock. There was no similar charge in the three months ended June 30, 2007. The remaining decrease was due to the lowering of the debt balances as we pay down our long-term loan. We expect our interest expense to decrease for the remainder of 2007 as we continue to reduce our long-term debt.
Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006
Revenues

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Revenues	$2,434	$—	$2,434	N/A
     In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007, related to shipments to Europe and the United States of four Sensei systems at an average selling price of $593,000 per unit.
Cost of Goods Sold

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$1,653	$—	$1,653	N/A
As a percentage of revenues	67.9%	N/A
     In conjunction with our first revenues, we recorded our first cost of goods sold in the second quarter of 2007. Cost of goods sold for the six months ended June 30, 2007 included a one-time benefit of $0.5 million due to the sale of inventory which had previously been written down as a result of the uncertainty of receiving FDA clearance and CE Mark approval. Cost of goods sold for the six months ended June 30, 2007 also included non-cash compensation expense of $87,000.

Operating Expenses

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$9,423	$7,963	$1,460	18%
     Prior to the three months ended June 30, 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. The following table summarizes development stage expenses which were included in research and development expenses in the six months ended June 30, 2006 and 2007 (dollar amounts in thousands):

	Six months ended
	June 30,		Change
	2007	2006	$	%
Research and development	$9,423	$7,963	$1,460	18%
Less:
Development-stage manufacturing expenses	(955)	(1,128)	173	-15%
Provision for inventory valuation during the development stage	—	(1,326)	1,326	-100%

	$8,468	$5,509	$2,959	54%

     Excluding the development-stage expenses, research and development expenses increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to an increase in stock-based compensation expenses of $1.0 million as a result of our larger employee base and the start of our ESPP, increased employee-related expenses of $1.1 million related to an increase of 16 in research and development headcount and an increase of $1.3 million in outside services, overhead, materials and clinical testing expenses, partially offset by a decrease in the cost of licensed technology of $0.4 million. Included in total research and development expenses during the six months ended June 30, 2007 was $1.3 million of non-cash stock-based compensation expenses compared to $228,000 for the same period in 2006.

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Selling, general and administrative	$9,703	$3,601	$6,102	169%
     Selling, general and administrative expenses increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to an increase in stock-based compensation expenses of $1.7 million due to our larger employee base and the start of our ESPP; an increase of $1.8 million in employee-related expenses associated with an increase in sales and marketing headcount of eight and an increase in general and administrative headcount of eight; $2.0 million in professional service fees, primarily consisting of accounting and legal fees necessary to operate as a public company; an increase of $0.3 million in supplies, equipment and overhead expenses; an increase of $0.1 million in sales commissions; and an increase of $0.2 million in non-compensation marketing expenses. Included in selling, general and administrative expenses during the six months ended June 30, 2007 was $2.1 million of non-cash stock-based compensation expenses compared to $393,000 for the same period in 2006.

Interest Income

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest income	$2,097	$708	$1,389	196%
     Interest income increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in November 2006.
Interest and Other Expense

	Six months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and other expense	$(262)	$(533)	$271	-51%
     Interest and other expense for the six months ended June 30, 2006 included $195,000 resulting from a change in the carrying value of warrants to purchase redeemable convertible preferred stock. There was no similar charge in the six months ended June 30, 2007. The remaining decrease was due to the lowering of the debt balances as we pay down our long-term loan.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of June 30, 2007, we had an accumulated deficit of $75.5 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to the initial public offering of our common stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering we received net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of June 30, 2007, we had $73.8 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.
     Net Cash Used in Operating Activities
     Net cash used in operating activities was $14.4 million and $9.3 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities primarily reflects the net loss for those periods. The net loss in each period was reduced in part by non-cash charges for depreciation and amortization and stock-based compensation. In 2007, there were also increases in cash used due to increases in inventory as we begin the scale-up of our manufacturing capabilities and increases in accounts receivable resulting from our initial product revenues.
     Net Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $16.5 million for the six months ended June 30, 2007 and was due to the purchases of short-term investments as we invested some of the proceeds from our initial public offering, in addition to investments in property and equipment. Net cash provided by investing activities was $10.0 million for the six months ended June 30, 2006 and was primarily related to proceeds from the sale of short-term investments, partially offset by purchases of short-term investments and property and equipment.

     Net Cash Used in Financing Activities
     Net cash used in financing activities was $0.8 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in 2007 consisted mainly in repayments of long-term debt and payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan. Net cash used in 2006 consisted mainly of net repayments of long-term debt.
     Operating Capital and Capital Expenditure Requirements
     To date, we have only recently commenced product sales and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, commercialize our Sensei system and disposable Artisan control catheters, develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly-traded company as well as pursue additional applications for our technology platform.
     We do not expect to generate significant product revenue until 2008. We believe the net proceeds from our initial public offering, together with our pre-existing cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, which could materially harm our business.
     Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Sensei system and disposable Artisan catheter, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to continue the development of the products and commercialize existing products. Our future capital requirements will depend on many factors, including but not limited to the following:
•	The success of our research and development efforts;

•	The expenses we incur in selling and marketing our products;

•	Our ability to produce product to meet customer demand;

•	The costs and timing of future regulatory clearances;

•	The revenue generated by sales of our current and future products;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	The acquisition of businesses, products and technologies.
Contractual Obligations
     During the six months ended June 30, 2007, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. In July 2007, we entered into a lease agreement for 63,000 square feet of office space in Mountain View, California (the “Lease”). The stated term of the Lease is through approximately November 30, 2014, depending on the initial occupancy date, but we have an option to extend the Lease for an additional five years. The minimum yearly rent payable is $1,629,000 during year one of Lease and increases to $1,945,000 in year seven of the Lease.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 will become effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.
     Other than as described above, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2007, the fair value of our cash, cash equivalents and short-term investments was approximately $73.8 million, all of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in accordance with Rule 13a-15(e) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We are a company with a limited history of operations.
     We are a medical device company with a limited operating history and no significant revenues to date. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan control catheters, or Artisan catheters, have only recently received U.S. Food and Drug Administration, or FDA, clearance for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We have also received the CE Mark for our Sensei system and Artisan catheters. The future success of our business will depend on our ability to generate and increase product sales, successfully introduce new products, establish our sales force and distribution network, manufacture and assemble our products in sufficient quantities and in accordance with applicable regulatory requirements and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.
We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.
     We have recently received clearance to market, sell and distribute our products in the United States. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Developing a direct sales force is expensive and time consuming and could delay the success of any product launch. Additionally, any direct sales force that we develop will be competing against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to establish our sales force in a timely manner. We face significant challenges and risks in establishing a direct sales force and marketing our products, including, among others:
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
     Outside the United States, primarily in the European Union, or EU, we are establishing a combination of a direct sales force and distributors to market, sell and support our products. We are unable to predict the initial acceptance and timing of sales of our products in the EU based on this approach. If we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, or if their sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.
     We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low production yields, space constraints and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience and the relocation to a larger facility. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. As a result, we may be unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully achieve anticipated growth. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired, market acceptance of our products could be adversely affected and hospitals may instead purchase, or physicians may use, our competitors’ products.
     In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our Mountain View facility lease is scheduled to expire in June 2008. In July 2007, we entered into a lease agreement, or the Lease, for approximately 63,000 square feet of office space in Mountain View, California. The term of the Lease is until approximately November 30, 2014, depending on the initial occupancy date, but we have an option to extend the Lease for an additional five years. Moving into a new facility could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.
If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.
     The process of seeking regulatory clearance or approval to market a medical device is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. There can be no assurance that we will be able to successfully market and sell out products based on this label. We will be required to seek a separate 510(k) clearance or premarket approval, or PMA, to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures but there can be no assurance as to the timing or potential for success of those efforts if undertaken. We received the CE Mark for our Sensei system and Artisan catheters in Europe in May 2007.
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
     We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. If longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products for cardiac ablation procedures, we likely will not become profitable and our business will be harmed.
     In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.
We expect to derive substantially all of our revenues from sales of our Sensei system and Artisan catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.
     Our initial product offering consists primarily of two components, our Sensei system and our corresponding disposable Artisan catheters. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it is only now being commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products. We do not know if our Sensei system will be successful. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a seriously detrimental impact on our business, results of operations and financial condition.
We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future.
     We have experienced substantial net losses since our inception in late 2002. At June 30, 2007, we had an accumulated deficit of $75.5 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our sales, marketing and manufacturing operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.
     We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We may subsequently seek regulatory clearance for use of our Sensei system for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not have FDA clearance or approval. Unless and until we receive regulatory clearance or approval for use of our Sensei system in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system in cardiac ablation procedures and may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. However, although manufacturers are not permitted to promote for off-label uses, in their practice of medicine, physicians may lawfully choose to use medical devices for off-label uses. We expect that hospitals and physicians will use our Sensei system for the treatment of a variety of conditions beyond mapping heart anatomy, including the ablation of cardiac tissue to treat atrial fibrillation and similar conditions.
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
     Our Sensei system is a new technology and must compete with established manual interventional methods and methods of our competitors in remote navigation, such as Stereotaxis, Inc. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market for approximately three years, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.
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
     Our Sensei system will likely have a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between 12 and 18 months. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.
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
     Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation. We expect, however, that our Sensei system will be used off-label in cardiac ablation and similar high risk procedures involving very ill patients, which could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:
•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	withdrawal of clinical trial participants;

•	significant costs of related litigation;

•	payment of substantial monetary awards to patients;

•	product recalls or market withdrawals;

•	loss of revenue; and

•	the inability to commercialize our products under development.

We may be unable to complete the development and commercialization of our existing products under development or other products without additional funding.
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity. In 2006, our net cash used in operating activities was $22.0 million. For the six months ended June 30, 2007, our net cash used in operating activities was $14.4 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
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
     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We believe that integrating our Sensei system with key imaging and visualization technologies using an open architecture approach is a key element in establishing our system as important for complex interventional procedures. Our Sensei system currently utilizes a variety of imaging means to visualize and assist in navigating our

Artisan catheters. These imaging systems include fluoroscopy, intravascular ultrasound and electro-anatomic mapping systems, as well as pre-operatively acquired three-dimensional computed tomography and magnetic resonance imaging. We believe that in the future, as imaging companies develop increasingly sophisticated three-dimensional imaging systems, we will need to integrate advanced imaging into our Sensei system in order to compete effectively. There can be no assurance that we can timely and effectively integrate these systems or components into our Sensei system in order to remain competitive. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures and that have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the electrophysiology laboratory. We may not be able to acquire or develop three-dimensional imaging and visualization technology for use with our Sensei system. In addition, developing or acquiring key imaging and visualization technologies could be expensive and time consuming and may not integrate well with our Sensei system. If we are unable to timely acquire, develop or integrate imaging and visualization technologies, or any other changing technologies, effectively, our revenue may decline and our business will suffer.
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
     In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of certain cardiac conditions. There can be no assurance that we will successfully collaborate or that St. Jude will generate significant sales under this arrangement. If we are not able to successfully collaborate with St. Jude or are unable to successfully integrate our systems, we may not be able to effectively compete with new technologies and our business may be harmed.
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
     We warrant each of our products against defects in materials and workmanship for a period of approximately 12 months from the acceptance of our product by a customer. We accrue the estimated cost of warranties at the time revenue is recognized; however, we have no history of commercial placements from which to judge our rate of warranty claims. Our warranty obligation may be impacted by product failure rates, material usage and warranty service costs. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense differs from the original estimates; however, if warranty claims are significant or differ significantly from estimates, we could incur additional expenditures for parts and service and our reputation and goodwill in the electrophysiology lab market could be damaged. Unforeseen warranty exposure in excess of our reserves could negatively impact our business, financial condition and results of operations.
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
     We are highly dependent on the principal members of our management and scientific staff, in particular Frederic Moll, M.D., our Chief Executive Officer and one of our directors, Gary Restani, our President and Chief Operating Officer and one of our directors, and Sean Murphy, Ph.D., our Senior Vice President of Engineering. Dr. Moll has extensive experience in the medical device industry, and we believe his expertise in the robotic device field will enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.
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
We commenced sales of our Sensei system internationally and are subject to various risks relating to such international activities which could adversely affect our international sales and operating performance.
     A portion of our current and future revenues will come from international sales. To expand internationally, we will need to hire, train and retain additional qualified personnel. Engaging in international business inherently involves a number of difficulties and risks, including:
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
     For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007. However, future regulatory approvals may be needed. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.
We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.
     We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the device when used with catheters and in procedures not specified in the indication we are seeking, such as ablation catheters and ablation procedures. We anticipate that, once cleared by the FDA, physicians will use our device off-label with ablation catheters in ablation procedures, as well as in other electrophysiology procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.
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
     Prior to our initial public offering in November 2006, there was no public market for shares of our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock may be affected by a number of factors, including:
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
     Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 48.2% of the outstanding shares of our common stock as of June 30, 2007. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Future sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.
     Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales may be made, could cause the market price of our common stock to decline. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
     As of July 31, 2007, 21,728,102 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5% stockholders, which may be subject to volume limitations. Of the 2,430,000 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2007, options to purchase 1,135,000 shares were vested and eligible for exercise. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
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
     As of June 30, 2007, approximately $73.8 million of the aggregate net proceeds remained invested in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts. Of the proceeds used, we have used approximately $2.3 million for sales, marketing and general administrative activities, $1.2 million for research and product development activities and $1.0 million for capital equipment and tenant improvements.
     (c) Purchases of Equity Securities
          The following table provides information with respect to the unvested shares of common stock repurchased by us from employees upon termination of services pursuant to the terms and conditions of our 2002 Stock Option Plan during the three months ended June 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total	Average Purchase	Part of Publicly	Be Purchased Under
	Number of	Price Paid Per	Announced Plans or	the Plans or
Period	Shares Purchased	Share	Programs	Programs
April 1, 2007 - April 30, 2007	5,625	$1.40	—	—
May 1, 2007 - May 31, 2007	1,288	$0.40	—	—
June 1, 2007 - June 30, 2007	—	—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s 2007 Annual Meeting of Stockholders was held on May 24, 2007 in Mountain View California. The following matters were submitted to a vote of stockholders, with the results of voting as follows:
     Proposal 1 – Election of two Class I directors to hold office until the 2010 Annual Meeting and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal:

NOMINEE	FOR	WITHHELD
Thomas C. McConnell	16,627,921	29,494
James M. Shapiro	16,563,911	93,504
     Proposal 2 – Ratification of the selection by the audit committee of the Company’s board of directors of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007:

FOR	AGAINST	ABSTAIN
16,636,360	14,602	6,452
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
     Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

10.21*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation Division, Inc., dated April 27, 2007.

10.22*	Co-Marketing Agreement between the Registrant and St. Jude Medical, Inc., dated April 30, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested as to portions of this exhibit, which portions have been marked with an asterisk. The omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	By:	/s/ Frederic H. Moll, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Steven M. Van Dick
Steven M. Van Dick
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
     Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

10.21*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation Division, Inc., dated April 27, 2007.

10.22*	Co-Marketing Agreement between the Registrant and St. Jude Medical, Inc., dated April 30, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested as to portions of this exhibit, which portions have been marked with an asterisk. The omitted portions have been filed separately with the Securities and Exchange Commission.

**	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.