Form 10-Q
period 2007-09-30
HANSEN MEDICAL INC
filed 2007-11-02
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock as of October 26, 2007 was 21,773,726.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,679	$88,911
Short-term investments	20,356	989
Accounts receivable	2,734	—
Inventories	2,455	290
Prepaids and other current assets	1,110	754

Total current assets	71,334	90,944

Property and equipment, net	2,265	1,706
Restricted cash	90	90
Long-term deposits	187	50

Total assets	$73,876	$92,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$1,163
Accrued liabilities	3,280	1,474
Deferred revenue	36	—
Current portion of long-term debt	2,052	1,914

Total current liabilities	6,556	4,551
Long-term debt, net of current portion	1,753	3,309
Other long-term liabilities	101	158

Total liabilities	8,410	8,018

Commitments (Note 3)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 21,769,870 shares at September 30, 2007 and 21,505,563 shares at December 31, 2006	2	2
Additional paid-in capital	151,190	144,130
Deferred stock-based compensation	(202)	(346)
Accumulated other comprehensive income	11	—
Accumulated deficit	(85,535)	(59,014)

Total stockholders’ equity	65,466	84,772

Total liabilities and stockholders’ equity	$73,876	$92,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$3,455	$—	$5,889	$—
Cost of goods sold	3,266	—	4,919	—

Gross profit	189	—	970	—

Operating expenses:
Research and development	4,463	4,157	13,886	12,120
Selling, general and administrative	6,538	2,844	16,241	6,445

Total operating expenses	11,001	7,001	30,127	18,565

Loss from operations	(10,812)	(7,001)	(29,157)	(18,565)
Interest income	916	281	3,013	989
Interest and other expense	(115)	(187)	(377)	(720)

Net loss	$(10,011)	$(6,907)	$(26,521)	$(18,296)

Basic and diluted net loss per share	$(0.46)	$(4.24)	$(1.23)	$(12.12)

Shares used to compute basic and diluted net loss per share	21,629	1,630	21,542	1,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(26,521)	$(18,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	954	569
Stock-based compensation	5,981	1,517
Amortization of preferred stock warrants	45	47
Change in carrying value of warrant liability	—	222
Common stock issued and vested for intellectual property and license agreement	—	175
Changes in operating assets and liabilities:
Accounts receivable	(2,728)	—
Inventories	(2,165)	—
Prepaids and other current assets	(409)	136
Other long-term assets	(162)	—
Accounts payable	281	412
Accrued liabilities	2,013	(132)
Deferred revenue	36	—
Deferred rent	(62)	(51)
Other long-term liabilities	34	34

Net cash used in operating activities	(22,703)	(15,367)

Cash flows from investing activities
Purchase of property and equipment	(1,513)	(1,458)
Proceeds from sales and maturities of short-term investments	4,000	17,111
Purchase of short-term investments	(23,309)	(2,489)
Restricted cash	—	(10)

Net cash (used in) provided by investing activities	(20,822)	13,154

Cash flows from financing activities
Proceeds from loans payable	—	380
Repayments of loans payable	(1,438)	(1,267)
Payment of costs associated with the issuance of common stock	(317)	—
Deferred initial public offering costs	—	(380)
Proceeds from exercise of common stock options	130	185
Proceeds from employee stock purchase plan	929	—
Repurchase of unvested shares	(11)	(4)

Net cash used in financing activities	(707)	(1,086)

Net decrease in cash and cash equivalents	(44,232)	(3,299)
Cash and cash equivalents at beginning of period	88,911	15,561

Cash and cash equivalents at end of period	$44,679	$12,262

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
     Prior to the second quarter of 2007, the Company was a development stage company that devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company obtained the necessary regulatory approvals and recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations and exiting the development stage. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in July 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany.
     From inception to September 30, 2007, the Company has incurred losses totaling approximately $85.5 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into a credit facility, and the Company may require additional capital beyond currently forecasted amounts. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize.
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
     Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from these estimates.
     Revenue Recognition
     The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated Artisan control catheters. The Company’s revenue recognition policy is based on American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.
▪	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

▪	Delivery.
▪	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence of fair value (“VSOE”) and defers revenue for undelivered items. VSOE for each element is based on the price for which the undelivered item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When the Company cannot reasonably determine the price of an element, the Company cannot establish VSOE and the entire arrangement fee is deferred until all elements are delivered. If the Company cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS.

▪	Systems. Typically, ownership of the Sensei systems passes to customers upon shipment. The Company is currently the only party capable of installing the Sensei system and training doctors as to its proper use. Sales contracts for systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As the Company is not currently able to reliably estimate the fair value of these services based on VSOE, all system revenues are currently deferred until training and installation are completed.

▪	Disposable Products. Ownership of Artisan control catheters and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.
▪	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, all related revenue is deferred until the contingency is resolved.

▪	Collectibility. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.
     Allowance for Doubtful Accounts
     Credit evaluations are performed for all major sales transactions before shipment occurs. On a quarterly basis, the Company evaluates aged items in the accounts receivable ledger and provides an allowance for doubtful accounts in the amount deemed adequate. Currently, the Company has very limited historical data upon which to reliably base its doubtful accounts estimate. If the Company’s evaluation of the collectibility of outstanding accounts does not properly reflect the customers’ ability to pay an outstanding receivable, additional provisions may be necessary and the Company’s future operating results could be materially negatively impacted.
     Comprehensive Loss
     Total comprehensive loss for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(10,011)	$(6,907)	$(26,521)	$(18,296)
Change in unrealized (loss) gain on investments	16	15	11	15

Comprehensive loss	$(9,995)	$(6,892)	$(25,510)	$(18,281)

     Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses.
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
     The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(10,011)	$(6,907)	$(26,521)	$(18,296)

Weighted-average common shares outstanding	21,731	1,922	21,675	1,785
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(102)	(292)	(133)	(275)

Shares used to calculated basic and diluted net loss per share	21,629	1,630	21,542	1,510

Basic and diluted net loss per share	$(0.46)	$(4.24)	$(1.23)	$(12.12)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2007	2006
Redeemable convertible preferred stock	—	12,355
Stock options outstanding	2,638	1,772
Warrants to purchase redeemable convertible preferred stock	—	59
Unvested common shares subject to repurchase	91	237
Unvested restricted common stock	—	10
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
     Other than as described above, there have been no significant changes in recent accounting pronouncements during the nine months ended September 30, 2007 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission.
2. Balance Sheet Components
     Inventories (in thousands)

	September 30,	December 31,
	2007	2006
Raw materials	$1,586	$225
Work in process	812	65
Finished goods	57	—

Total	$2,455	$290

3. Commitments
     Operating Lease
     The Company rents its office and laboratory facilities under operating leases which expire in June 2008. In July 2007, the Company entered into a lease for new office and laboratory facilities in Mountain View, California. The lease begins in December 2007 and ends in November 2014, but the Company has an option to extend the lease until approximately November 30, 2019. At September 30, 2007, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2007 (remaining three months)	$316
2008	1,992
2009	1,682
2010	1,732
2011	1,784
Thereafter	5,514

Total	$13,020

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
     The second quarter of 2007 was the first quarter in which the Company had a warranty liability. Warranty liability for the three and nine months ended September 30, 2007 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Balance at beginning of period	$194	$—
Accruals for warranties issued during the period	264	458
Warranty costs incurred during the period	(84)	(84)

Balance at end of period	$374	$374

4. Debt
     In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provided up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The Company drew down $6.6 million under the agreement in 2005 and an additional $0.4 million in March 2006. As of September 30, 2007, future annual payments due on the loans are as follows (in thousands):

Remaining three months in 2007	$583
2008	2,332
2009	1,249

4,164
Less: Amount representing interest	(329)

3,835
Less: Unamortized discount	(30)

3,805
Less: Current portion	(2,052)

Long-term portion	$1,753

5. Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 – revised 2004, “Share-Based Payment”. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three and nine months ended September 30, 2007 and 2006 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$153	$—	$240	$—
Research and development	590	355	1,876	583
Selling, general and administrative	1,768	541	3,865	934

Total	$2,511	$896	$5,981	$1,517

     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan for the nine months ended September 30, 2007 was as follows (in thousands, except per share data):

		Outstanding Options
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Price
Balances, December 31, 2006	1,998	1,922	$4.12
Shares reserved	860	—	—
Options granted	(943)	943	$19.32
Options exercised	—	(161)	$0.81
Options cancelled	66	(66)	$5.13
Unvested shares repurchased	14	—	$0.85

Balances, September 30, 2007	1,995	2,638	$9.72

     As of September 30, 2007, there was $15,172,000 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 2.96 years.
6. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements only if that position will more likely than not be sustained by the appropriate taxing authority. In accordance with the adoption of FIN 48, the Company had unrecognized tax benefits of $401,000 as of January 1, 2007. All adjustments required upon adoption of FIN 48 were to the deferred tax accounts with an offsetting adjustment to the valuation allowance.
     If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Unrecognized tax benefits are expected to increase during 2007 due to additional research and development tax credits. While the increase cannot be estimated at this time, the change is not expected to be material to the Company’s fiscal 2007 financial statements.
     The Company will recognize interest and penalties related to any unrecognized tax benefits as a component of income tax expense. No such interest or penalties were accrued at January 1, 2007 and none have been recognized as of September 30, 2007.
     The Company is subject to federal and state tax examinations for the years 2002 forward. To the Company’s knowledge, there are no tax examinations currently in progress.
7. Subsequent Events
     In October 2007, the Company entered into a purchase agreement with Plexus Services Corp. (“Plexus”), under which Plexus will manufacture certain items for the Company in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, the Company may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from the Company. The agreement is effective beginning September 21, 2007 and remains in effect for 24 months unless terminated sooner according to provisions in the agreement. The agreement may be extended upon mutual agreement by both the Company and Plexus.
     In November 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with AorTx, Inc., a Delaware corporation (“AorTx”) and other parties. Upon the closing of the merger contemplated by the Merger Agreement, the Company will acquire all of the outstanding equity interests of AorTx, a privately-held company, for (i) up to $10.0 million payable at the closing of the Merger and (ii) possible milestone payments of up to $30.0 million upon achievement of regulatory clearances and revenue and partnering milestones. The amount payable at closing is subject to reduction for certain liabilities of AorTx as of the closing. All payments under the Merger Agreement will be made half in cash and half in the Company’s common stock, except that the reduction at closing for certain AorTx liabilities will reduce only the cash portion of the closing consideration. The number of shares to be issued under the Merger Agreement will be based on the average closing price per share of the Company’s common stock for the twenty trading days up to and including the trading day that is two trading days immediately preceding each payment date. The transaction is subject to certain approvals and satisfaction of customary closing conditions and is expected to close in the fourth quarter of 2007.

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
Overview
     We develop, manufacture and market a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in July 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted substantially all of our resources to the development and commercialization of our Sensei™ Robotic Catheter System, or Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of September 30, 2007, we had an accumulated deficit of $85.5 million. We expect our losses to continue as we advance our development activities and commercialize our products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.
     Our Sensei system is designed to allow physicians to instinctively navigate catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan™ control catheter, or Artisan catheter, will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with previously existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system will benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes, permitting more complex procedures to be performed interventionally and by reducing treatment times.
     We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to Europe in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheters and also received U.S. Food & Drug Administration, or FDA, clearance for the marketing of our Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007.
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
Critical Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.
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
▪	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

▪	Delivery.
▪	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence of fair value, or VSOE, and defer revenue for undelivered items. VSOE for each element is based on the price for which the undelivered item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When we are not able to reasonably determine the price of an element, we cannot establish VSOE and we defer the entire arrangement fee until all elements are delivered. If we cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS.

▪	Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. We are currently the only party capable of installing our Sensei system and training doctors as to its proper use. Sales contracts for our systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As we are not currently able to reliably estimate the fair value of these services based on VSOE, we currently defer all system revenues until training and installation are completed.

▪	Disposable Products. Ownership of our Artisan catheters and other disposable products typically passes to our customers upon shipment, at which time delivery is deemed to be complete.
▪	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, we defer all related revenue until the contingency is resolved.

▪	Collectibility. Our sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under our standard warranty. If such rights were allowed, we would defer all related revenues until such rights expired.
     Allowance for Doubtful Accounts
     Credit evaluations are performed for all major sales transactions before shipment occurs. On a quarterly basis, we evaluate aged items in the accounts receivable ledger and provide an allowance for doubtful accounts in the amount we deem adequate. We currently have very limited historical data upon which to base our doubtful accounts estimates. If our evaluation does not properly reflect our customers’ ability to pay an outstanding receivable, additional provisions may be necessary and our future operating results could be materially negatively impacted.
Financial Overview
     Revenue
     We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues for the remainder of 2007 will be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007. In any event, revenues in 2007 will only modestly impact our continued losses resulting from our selling, general and administrative costs and our research and development and other activities.
     Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. Cost of goods sold both as a percentage of revenue and on a dollar basis for the remainder of 2007 will be difficult to predict as we are in the early stage of our commercial launch and are beginning to scale up our manufacturing capabilities.
     Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters and the costs to manufacture development units, which include start-up costs. Beginning with our first revenues in the second quarter of 2007, manufacturing costs for commercial products, including start-up manufacturing costs, are included in our cost of goods sold. Research and development expenses also include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.
     Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. Beginning in 2007, selling, general and administrative expenses also include administrative expenses associated with operating as a public company.
Results of Operations
     Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006
Revenues

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Revenues	$3,455	$—	$3,455	N/A
     In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007. In the third quarter of 2007, our revenues related to one system shipment to Europe and four systems to the United States at an average selling price of $638,000 per unit. Revenues also include the associated sales of disposable products. We expect revenues for the remainder of 2007 to be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007.
Cost of Goods Sold

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$3,266	$—	$3,266	N/A
As a percentage of revenues	94.5%	N/A
     In conjunction with our first revenues, we recorded our first cost of goods sold in the second quarter of 2007. Cost of goods sold for the third quarter of 2007 included a non-recurring milestone royalty charge of $0.4 million and a benefit of $0.1 million due to the sale of inventory which had previously been written down as a result of the uncertainty of receiving FDA clearance and CE Mark approval. Cost of goods sold for the third quarter of 2007 also included non-cash stock-based compensation expense of $153,000. We expect cost of goods sold to fluctuate materially both as a percentage of revenue and in dollars for the next few quarters as we are in the early stage of our commercial launch and are beginning to scale up our manufacturing capabilities.
Operating Expenses

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$4,463	$4,157	$306	7%
     Prior to the second quarter of 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for the three months ended September 30, 2006 included development-stage manufacturing expenses of $0.7 million and provisions for inventory valuation of $0.3 million. There were no such expenses for the three months ended September 30, 2007.

     The remaining change in research and development expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily was due to the following:
▪	An increase of $0.6 million in outside services, materials and overhead expenses;

▪	An increase in employee-related expenses of $0.5 million related to an increase of 19 in research and development headcount; and

▪	An increase in stock-based compensation expenses of $0.2 million due to our larger employee base and the start of our 2006 Employee Stock Purchase Plan, or ESPP.
     Included in total research and development expenses during the three months ended September 30, 2007 was $0.6 million of non-cash stock-based compensation expenses compared to $0.4 million for the same period in 2006. We expect our research and development expenses to increase for the remainder of 2007 and into 2008 as we continue development of our Sensei system and the disposable Artisan catheters for the electrophysiology market and other future potential applications.

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Selling, general and administrative	$6,538	$2,844	$3,694	130%
     Selling, general and administrative expenses increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to the following:
▪	An increase of $1.6 million in employee-related expenses, including sales commissions and traveling expenses, associated with an increase in sales and marketing headcount of 15 and an increase in general and administrative headcount of 9;

▪	An increase in non-employee stock-based compensation expenses of $0.8 million due to increasing stock prices and the non-recurring granting of certain quickly vesting options;

▪	An increase in employee stock-based compensation expenses of $0.5 million due to our larger employee base and the start of our ESPP;

▪	An increase of $0.6 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio and other intellectual property related legal expenses and accounting and legal fees necessary to operate as a public company; and

▪	An increase of $0.2 million in supplies, equipment and overhead expenses.
     Included in selling, general and administrative expenses during the three months ended September 30, 2007 was $1.8 million of non-cash stock-based compensation expenses compared to $0.5 million for the same period in 2006. We expect our selling, general and administrative expenses to increase in the remainder of 2007 primarily due to the costs associated with the commercial launch of our Sensei system and disposable Artisan catheter products, increased headcount necessary to support our continued growth in operations, the costs associated with operating as a publicly-traded company, increased employee non-cash stock-based compensation expenses and lease costs beginning in December 2007 for our new facility while it is being built out.
Interest Income

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest income	$916	$281	$635	226%
     Interest income increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in November 2006. We expect our quarterly interest income to decrease in the future as we use the proceeds of our initial public offering to fund our operations.
Interest and Other Expense

	Three months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and other expense	$(115)	$(187)	$72	-39%
     Interest and other expense for the three months ended September 30, 2006 included $27,000 resulting from a change in the carrying value of warrants to purchase redeemable convertible preferred stock. There was no similar charge in the three months ended September 30, 2007. The remaining decrease was due to the lowering of the debt balances as we pay down our long-term loan. We expect our interest expense to decrease for the remainder of 2007 as we continue to reduce our long-term debt.
Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006
Revenues

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Revenues	$5,889	$—	$5,889	N/A
     In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007. For the nine months ended September 30, 2007, our revenues related to four system shipments to Europe and five system shipments to the United States at an average selling price of $618,000 per unit. Revenues also included the associated sales of disposable products.

Cost of Goods Sold

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$4,919	$—	$4,919	N/A
As a percentage of revenues	83.5%	N/A
     In conjunction with our first revenues, we recorded our first cost of goods sold in the second quarter of 2007. Cost of goods sold for the nine months ended September 30, 2007 included a non-recurring milestone royalty charge of $0.4 million and a benefit of $0.6 million due to the sale of inventory which had previously been written off as a result of the uncertainty of receiving FDA clearance and CE Mark approval. Cost of goods sold for the nine months ended September 30, 2007 also included non-cash stock-based compensation expense of $240,000.
Operating Expenses

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$13,886	$12,120	$1,766	15%
     Prior to the three months ended June 30, 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for the nine months ended September 30, 2007 included development-stage manufacturing expenses of $1.0 million. Research and development expenses for the nine months ended September 30, 2006 included development-stage manufacturing expenses of $1.8 million and provisions for inventory valuation of $1.6 million.
      The remaining change in research and development expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the following:
▪	An increase in employee-related expenses of $1.6 million related to an increase of 19 in research and development headcount;

▪	An increase of $1.6 million in outside services, materials and overhead expenses;

▪	An increase in stock-based compensation expenses of $1.2 million as a result of our larger employee base and the start of our ESPP;

▪	An increase of $0.2 million in non-compensation clinical testing expenses; and

▪	A decrease in the cost of licensed technology of $0.4 million.

     Included in total research and development expenses during the nine months ended September 30, 2007 was $1.9 million of non-cash stock-based compensation expenses compared to $0.6 million for the same period in 2006.

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Selling, general and administrative	$16,241	$6,445	$9,796	152%
     Selling, general and administrative expenses increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the following:
▪	An increase of $3.4 million in employee-related expenses including commissions associated with an increase in sales and marketing headcount of 15 and an increase in general and administrative headcount of 9;

▪	An increase of $2.4 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio and other intellectual property related legal expenses and accounting and legal fees necessary to operate as a public company;

▪	An increase in employee stock-based compensation expenses of $1.8 million due to our larger employee base and the start of our ESPP;

▪	An increase in non-employee stock-based compensation expenses of $1.1 million due to increasing stock prices and the non-recurring granting of certain quickly vesting options;

▪	An increase of $0.5 million in supplies, equipment and overhead expenses; and

▪	An increase of $0.4 million in non-compensation marketing expenses.
     Included in selling, general and administrative expenses during the nine months ended September 30, 2007 was $3.9 million of non-cash stock-based compensation expenses compared to $0.9 million for the same period in 2006.
Interest Income

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest income	$3,013	$989	$2,024	205%
     Interest income increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in November 2006.
Interest and Other Expense

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and other expense	$(377)	$(720)	$343	-48%
     Interest and other expense for the nine months ended September 30, 2006 included $222,000 resulting from a change in the carrying value of warrants to purchase redeemable convertible preferred stock. There was no similar charge in the nine months ended September 30, 2007. The remaining decrease was due to the lowering of the debt balances as we pay down our long-term loan.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of September 30, 2007, we had an accumulated deficit of $85.5 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to the initial public offering of our common stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering we received net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. As of September 30, 2007, we had $65.0 million in cash, cash equivalents and short-term investments. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.
     Net Cash Used in Operating Activities
     Net cash used in operating activities was $22.7 million and $15.4 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in operating activities primarily reflects the net loss for those periods. The net loss in each period was reduced to a large extent by non-cash charges for depreciation and amortization and stock-based compensation. In 2007, there were also increases in cash used due to increases in inventory as we begin the scale-up of our manufacturing capabilities and increases in accounts receivable resulting from our initial product revenues.
     Net Cash Provided by (Used in) Investing Activities
     Net cash used in investing activities was $20.8 million for the nine months ended September 30, 2007 and was due to the purchases of short-term investments as we invested some of the proceeds from our initial public offering, in addition to investments in property and equipment, partially offset by the proceeds from short-term investments. Net cash provided by investing activities was $13.2 million for the nine months ended September 30, 2006 and was primarily related to proceeds from maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment.
     Net Cash Used in Financing Activities
     Net cash used in financing activities was $0.7 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in 2007 consisted mainly in repayments of long-term debt and payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan. Net cash used in 2006 consisted mainly of net repayments of long-term debt and deferred costs related to our initial public offering which occurred in November 2006, partially offset by proceeds from stock option exercises.
     Operating Capital and Capital Expenditure Requirements
     We have only recently commenced product sales and to date have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we develop our products, commercialize our Sensei system and disposable Artisan catheters, develop the corporate infrastructure required to manufacture and sell our products and operate as a publicly-traded company as well as pursue additional applications for our technology platform.
     We do not expect to generate significant product revenue until at least 2008. We believe our existing cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize, any of which could materially harm our business.
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
Contractual Obligations
     The following table summarizes our outstanding contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years
Operating leases — real estate	$13,020	$1,897	$3,389	$3,595	$4,139
Long-term debt	4,164	2,332	1,832	—	—

Total	$17,184	$4,229	$5,221	$3,595	$4,139

     The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to our existing corporate headquarters and our new corporate headquarters, both in Mountain View, California. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. Beginning in 2008, we also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive which expire at the time of the expiration of the related patents.
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

     Other than as described above, there have been no significant changes in recent accounting pronouncements during the nine months ended September 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     The primary objective for our investment activities is to preserve principal and maintain liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2007, the fair value of our cash, cash equivalents and short-term investments was approximately $65.0 million, all of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in accordance with Rule 13a-15(e) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 4T. CONTROLS AND PROCEDURES
     Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 22, 2007, Hansen filed suit in Santa Clara Superior Court against Luna Innovations, Inc., alleging that Luna has, among other things, breached a development and intellectual property agreement with Hansen and misappropriated Hansen’s trade secrets. Luna’s motion to dismiss the suit was denied on September 19, 2007. On October 12, 2007, Luna filed a First Amended Cross-Complaint, asserting claims for misappropriation of trade secrets and breach of the parties’ agreements. Discovery in the case is in its early stages and no trial date has been set. Hansen believes that Luna’s counterclaims are without merit. Hansen is vigorously prosecuting its own claims and defending against Luna’s counterclaims.

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
Risks Related to Our Business
We are a company with a limited history of operations, which makes our future operating results difficult to predict.
     We are a medical device company with a limited operating history and no significant revenues to date. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan control catheters, or Artisan catheters, have only recently received U.S. Food and Drug Administration, or FDA, clearance for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We have also only recently received the CE Mark in Europe for our Sensei system and Artisan catheters. The future success of our business will depend on our ability to generate and increase product sales, successfully introduce new products, establish our sales force and distribution network, manufacture and assemble our products in sufficient quantities and in accordance with applicable regulatory requirements and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.
We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.
     We have recently received clearance to market, sell and distribute our products in the United States and Europe. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales executives, supported by clinical account managers who provide training, clinical support and other services to our customers. Developing a direct sales force is expensive and time consuming and could delay the success of any product launch. Additionally, any direct sales force that we develop will be competing against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to establish an effective sales force in a timely manner. We face significant challenges and risks in establishing a direct sales force and marketing our products, including, among others:
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
     Outside the United States, primarily in the European Union, or EU, we are establishing a combination of a direct sales force and distributors to market, sell and support our products. If we fail to select appropriate distributors or effectively use our distributors or contract sales persons and coordinate our efforts for distribution of our products in Europe or if their and our sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.
     We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low or variable production yields on Artisan catheters, space constraints and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience and the relocation to a larger facility. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. As a result, we may be unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.
     In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our current Mountain View facility leases are scheduled to expire in June 2008. In July 2007, we entered into a lease agreement for approximately 63,000 square feet of space in Mountain View, California. The term of this new lease is until approximately November 30, 2014, depending on the initial occupancy date, but we have an option to extend the new lease for an additional five years after its initial term. Delays in preparing our new facility for our needs, moving into our new facility or the execution of the move could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.
Our reliance on third-party manufacturers and on suppliers, and in one case, a single-source supplier, could harm our ability to meet demand for our products in a timely manner or within budget, leading to possible losses of revenue.
     We depend on third-party manufacturers to produce most of the components of our Sensei system and other products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for the motors and electronics we use in our Sensei systems and for our control catheters and sheaths. For example, we obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are also part of our Sensei system. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.
     Our reliance on third parties involves a number of risks, including, among other things, the risk that:
•	suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in or prevent shipments of our products;

•	we may not be able to respond to unanticipated changes and increases in customer orders;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems and other products;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

•	our suppliers may wish to discontinue supplying goods or services to us beyond the development phase for risk management reasons, such as intellectual property reasons or medical products liability reasons;

•	we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.
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
If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if future clearances are delayed, we will be unable to commercially distribute and market our products.
     The process of seeking regulatory clearance or approval to market a medical device is expensive and time consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. There can be no assurance that we will be able to successfully market and sell our products in the United States based on this label. We will be required to seek a separate 510(k) clearance or premarket approval, or PMA, to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures but there can be no assurance as to the timing or potential for success of those efforts if undertaken. We received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheters in May 2007.
     Obtaining future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.
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
     In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.
We expect to derive substantially all of our revenues from sales of our Sensei system and Artisan catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.
     Our initial commercial offering consists primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it is only now being commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.
We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future.
     We have experienced substantial net losses since our inception in late 2002. At September 30, 2007, we had an accumulated deficit of $85.5 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.
We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.
     We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We may subsequently seek regulatory clearance for use of our Sensei system for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not have FDA clearance or approval. Unless and until we receive regulatory clearance or approval for use of our Sensei system in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions.
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
     We and our collaborators are also subject to the U.S. Federal False Claims Act and U.S. Federal Anti-Kickback law. If we are determined to have violated these and other laws, we could incur significant penalties and be subject to criminal prosecution. We could also be excluded from participation in government healthcare programs such as Medicare and Medicaid. In addition, management’s attention could be diverted and our reputation and our ability to enter into future collaborations could be damaged.
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
     Our Sensei system is a new technology and must compete with established manual interventional methods and methods of our competitors in remote navigation, such as Stereotaxis, Inc. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market for approximately four years, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on commercializing the product, including development of a direct sales force and expansion of manufacturing capacity. In 2006, our net cash used in operating activities was $22.0 million. For the nine months ended September 30, 2007, our net cash used in operating activities was $22.7 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
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
Our Proposed Acquisition of AorTx, Inc. and any Future Acquisitions Will Be Subject to a Number of Risks.
     In November 2007, the Company entered into a definitive agreement to acquire with AorTx, Inc., which acquisition is subject to certain approvals and satisfaction of closing conditions. The proposed completion of this acquisition and any future acquisitions will be subject to a number of risks, including:
•	the possibility that an announced acquisition does not close;

•	the diversion of management time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired companies;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies;

•	potential unknown liabilities associated with acquired businesses, including additional risks of third parties asserting claims that acquired intellectual property infringes on the rights of such third parties.
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
     We warrant each of our products against defects in materials and workmanship for a period of approximately 12 months from the acceptance of our product by a customer. We accrue the estimated cost of warranties at the time revenue is recognized; however, we have a very limited history of commercial placements from which to judge our rate of warranty claims. Our warranty obligation may be impacted by product failure rates, material usage and warranty service costs. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense differs from the original estimates; however, if warranty claims are significant or differ significantly from estimates, we could incur additional expenditures for parts and service and our reputation and goodwill in the electrophysiology lab market could be damaged. Unforeseen warranty exposure in excess of our reserves could negatively impact our business, financial condition and results of operations.
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
     Our manufacturing and office facilities are located in Mountain View, California. Despite precautions taken by us, a natural disaster such as fire or earthquake, a terrorist attack or other unanticipated problems at our facilities could interrupt our ability to manufacture our products or operate our business. These disasters or problems may also destroy our product inventories. While we carry insurance for certain natural disasters and business interruption, any prolonged or repeated disruption or inability to manufacture our products or operate our business could result in losses that exceed the amount of coverage provided by this insurance, and in such event could harm our business.
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
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 - revised 2004, or SFAS No. 123R, Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of this statement had a significant impact on our 2006 financial statements and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     The trading prices of the securities of medical device companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through September 28, 2007, our stock price has fluctuated from a low of $10.02 to a high of $29.15. The market price for our common stock may be affected by a number of factors, including:
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
Securities analysts may not continue or additional securities analysts may not initiate coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.
     Currently, several securities analysts provide research coverage of our common stock. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If sufficient securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. It may be difficult for companies such as ours, with smaller market capitalizations, to attract and maintain sufficient independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.
Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.
     Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 48.1% of the outstanding shares of our common stock as of September 30, 2007. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Future sales of a substantial number of shares of our common stock in the public market, the announcement to undertake such sales, or the perception that they may occur, may depress the market price of our common stock.
     Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5% stockholders, which may be subject to volume limitations. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable
     (b) Uses of Proceeds from Sale of Registered Securities
          Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-136685), that was declared effective by the Securities and Exchange Commission on November 15, 2006. We registered 7,187,500 shares of our common stock with a proposed maximum aggregate offering price of $86.3 million, all of which we sold. The managing underwriters were Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc. After deducting expenses and underwriting discounts, we received net offering proceeds of approximately $78.3 million from our initial public offering. Management has broad discretion over the uses of the proceeds from the initial public offering.
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
          As of September 30, 2007, approximately $61.9 million of the aggregate net proceeds remained invested in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts. Of the proceeds used, we have used approximately $8.3 million for sales, marketing and general administrative activities, $7.1 million for research and product development activities and $1.0 million for capital equipment and tenant improvements.
     (c) Purchases of Equity Securities
          The following table provides information with respect to the unvested shares of common stock repurchased by us from employees upon termination of services pursuant to the terms and conditions of our 2002 Stock Option Plan during the three months ended September 30, 2007:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Purchase	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs
July 1, 2007 - July 31, 2007	—	—	—	—
August 1, 2007 - August 31, 2007	6,115	$2.54	—	—
September 1, 2007 - September 30, 2007	7,535	$3.55	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
     Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

10.23	Lease between the Registrant and MTV Research, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hansen Medical, Inc. (Registrant)
Dated: November 2, 2007	By:	/s/ Frederic H. Moll, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2007	By:	/s/ Steven M. Van Dick
Steven M. Van Dick
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.20(2)+	2007 Executive Compensation Information.

10.23	Lease between the Registrant and MTV Research, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.