Form 10-K
period 2007-12-31
HANSEN MEDICAL INC
filed 2008-02-28
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

At June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the NASDAQ Global Market on that date was $212,126,596.

As of February 15, 2008, the registrant had outstanding 21,971,644 shares of common stock.

We have applied for trademark registration of, or claim trademark rights in, “Hansen Medical” “Sensei,” “Artisan,” “IntelliSense,” “CoHesion” as well as the Hansen Medical “heart design” logo, whether standing alone or in connection with the words “Hansen Medical.” This report also includes other trademarks, service marks and trade names of other companies.

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

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our Senseitm Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of our Artisantm Control Catheter, or Artisan catheter, to a desired anatomical location in a way that is natural and inherently simple. We believe our Sensei system and its corresponding disposable Artisan catheter enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation.

We shipped our first system in the United States in May 2007 and, through December 31, 2007, we had installed and recognized revenue on 15 Sensei systems worldwide, consisting of nine in the United States and six in Europe. Our customers for these systems range from large university medical centers to community hospitals. From May 2007, when we commenced commercial sales, through December 31, 2007, we believe that physicians performed approximately 260 mapping and ablation procedures on human patients using our Sensei system.

For the most part, catheters and catheter-based technologies have used blood vessels and other tubular anatomic structures as “highways” to constrain and guide their movement to specific parts of the body. However, we believe that, with existing hand-held technologies, physicians have limited ability to accurately control the working tips of these instruments, which may hinder the physician’s ability to perform complex procedures that require precise navigation and stability of catheters in tortuous vessels. These issues are magnified in larger open spaces such as the atria and ventricles of the heart where the navigation of the tip of the catheter is no longer aided by vessel walls.

Our current focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. While the use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis, we plan to seek

FDA clearance for labeling that includes certain ablation procedures. Without such clearance, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA cleared product in the practice of medicine beyond the scope of its cleared indications. We believe that our Sensei system will improve a physician’s ability to map the hearts of patients with cardiac arrhythmias — and to perform ablation procedures on such patients in the European Union — because of its ability to provide accurate and stable robotic control of the working tip of catheters and flexible instruments. Based on our experience with previous catheter and catheter-based procedures, the results of the procedures performed with our Sensei system and feedback from the physicians that have used our Sensei system, we believe that our Sensei system offers significant benefits over conventional catheter-based technologies.

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesiontm 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module is commercially available in the European Union and we must obtain FDA approval or clearance before it can be commercially available in the United States. We filed a 510(k) premarket notification with the FDA in November 2007 seeking clearance for the CoHesion Module, which the FDA is currently reviewing. We believe that the integrated system will help physicians navigate more instinctively within the 3D cardiac space because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures.

We believe that robotic control of flexible instruments has the potential to revolutionize a broad range of interventional procedures in the same way that robotic control of surgical devices has revolutionized a growing number of surgical procedures over the past decade. As a result, we plan to expand the uses for our technology beyond EP procedures to additional interventional applications in cardiovascular and peripheral vascular diseases. Consistent with this strategy, in November 2007 we acquired AorTx, Inc., an early stage company developing heart valves for minimally invasive delivery by catheters through the skin and blood vessels, which is known as “percutaneous” delivery. We believe that the intellectual property we acquired in this acquisition will facilitate the expansion of our Sensei system into the developing market for percutaneous aortic heart valve replacement.

We believe our Sensei system and Artisan catheter, which are used for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment, will improve the efficacy, consistency of results and ease of performing many catheter-based interventional procedures and will enable other procedures that are not currently performed with catheter-based technologies. Our initial focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to industry estimates, more than six million people worldwide suffer from atrial fibrillation, including more than 3.1 million people in the United States. The vast majority of patients with atrial fibrillation require some form of treatment.

Many patients with atrial fibrillation are initially treated with drug therapies, which may cause significant side effects. Patients who are not responsive to drug therapy are candidates for catheter-based ablation treatments. However, non-robotic catheter-based approaches have significant drawbacks that we believe directly relate to the difficulty of manually controlling the catheters, thereby producing inconsistent outcomes. These drawbacks include success rates of only approximately 50 percent to 75 percent and risks such as lengthy procedure times, which can lead to extensive radiation exposure for the physician and the patient. We believe that, primarily due to the limitations of non-robotic techniques, only approximately 29,000 of these procedures were performed in the United States in 2007. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of the complexity and time-consuming nature of treating atrial fibrillation.

Background

Over the past thirty years, one of the most significant medical trends has been the development of less traumatic or minimally invasive methods of diagnosing and treating disease. These less traumatic methods have largely fallen into two groups:

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

Minimally invasive surgery reduces the trauma of open surgery, and interventional procedures cause even less trauma and can reach many areas of the body that rigid-instrument robotic surgery cannot. Each year, catheter-based technologies are used for millions of interventional diagnostic and therapeutic medical procedures worldwide. However, manually-controlled hand-held catheter delivery devices, even in the hands of the most skilled specialists, have inherent instrument control limitations. In traditional interventional procedures, devices are manually manipulated by physicians, who twist and push the external ends of the instrument in an iterative process that attempts to thread the internal end of the instrument through tubular anatomic structures to a specific treatment site. Manual control of the working tip of the catheter becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site. These control problems are significant in constrained tubular spaces such as blood vessels and become even more difficult in unconstrained spaces such as the atria and ventricles of the heart. In addition, while sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed physicians to treat more complex conditions using flexible instruments, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. These systems display data differently, requiring physicians to continuously reorient themselves to the different formats and displays as they shift their focus from one data source to the next while at the same time manually controlling an inherently difficult-to-control catheter.

In recent years, another company has attempted to address these challenges with a remote guidance system that steers catheters using large magnets. However, we believe this magnetic system has a number of limitations, including the overall cost of the very large equipment; the need to modify and magnetically shield procedure rooms at significant expense prior to installation; the need to dedicate a room to the magnetic system; potential magnetic interference with other equipment and implanted devices; the inability to apply variable force at the working tip of the catheter, narrowing the range of potential procedural applications for the system; and the inherent limitations associated with only having one magnetically moveable surgical instrument at a time inside the patient’s body. In addition, this magnetically based system lacks an open architecture for third-party catheters, necessitating the development, regulatory clearance and utilization of proprietary therapeutic magnetically based catheters made by the system manufacturer or its business partners.

The Hansen Medical Solution

Our Sensei system principally consists of two portable modules: a physician control console and a patient-side module that can be easily connected to most procedure tables. Physicians sit at the control console and use their hands to instinctively control the motion of our disposable Artisan catheter, which is attached to the patient-side module. The Artisan catheter is designed to accurately navigate third-party catheters and catheter-based technologies to specific sites. Our Sensei system is designed to use advanced robotics to enable physicians to vary the force at the working tip of these flexible devices in a broad range of procedures.

We believe our Sensei system, combined with our disposable Artisan catheters, overcomes the limitations of both hand-held catheters and magnetic navigation systems. We designed our Sensei system to have the following attributes:

•	Instinctive control. Our Sensei system utilizes computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters will be easier to use than manual catheter approaches and therefore have the potential to reduce the variability of procedure times, improve efficacy and enable new or additional procedures to be performed. In addition, we believe this instinctive control will enable physicians to be trained in the use of our Sensei system in a relatively short period of time and also increase the number of physicians who are capable of performing these catheter-based procedures.

•	Stability. We believe our Sensei system provides the accuracy and control required for treating a number of cardiac conditions in which the stable and repeated placement of a catheter is necessary for an effective outcome, such as against a specific location on the inner wall of a beating heart.

•	Variable force at the catheter tip. To effectively perform a broad range of catheter-based procedures, physicians must have the ability to apply variable force at the working tip of the catheters and other catheter-based technologies. We designed our disposable Artisan catheter products to provide variable support while maintaining the flexibility required to navigate the catheter. In addition, we have developed our proprietary IntelliSenseTM force-sensing technology to measure and display the amount of force being applied by a catheter throughout the procedure. The addition of our IntelliSense technology to our Sensei system in 2007 was documented via a letter to file rather than being cleared by the FDA. During its review of a 510(k) application currently pending before the agency on other technology, the FDA requested additional information regarding features which we are currently marketing based on our letter-to-file approach, primarily the IntelliSense feature, and concluded that 510(k) clearance is required for the IntelliSense modification. We are pursuing this clearance as part of our pending 510(k) application.

•	Compatibility with third-party devices. Our Artisan catheter does not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer. Although we have received clearance for use of our Sensei system with only two specified mapping catheters, our Artisan catheter incorporates a center lumen that is designed to be compatible with most currently approved third-party catheters without modification. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system than we have achieved thus far.

•	Movability. Our Sensei system primarily consists of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. In addition, the system includes a portable electronics rack. These modules can be wheeled between procedure rooms and reinstalled by a Hansen service technician, and do not require a dedicated space, any special facility modification or magnetic shielding to prevent interference for their use. As a result, we expect our Sensei system to be much more convenient and significantly less expensive to install than a magnetic system.

Although our clinical trial data is still limited, we believe that our robotic solution may offer the potential for substantial benefits to patients, physicians, hospitals and third-party payors including:

•	improving patient outcomes through greater control, consistency and stability in catheter-based procedures;

•	permitting access to more complex existing cases and enabling broader use of catheter-based treatments for diseases where catheters are rarely used today, if at all;

•	enabling more physicians to perform complex interventional procedures through greater ease of use and reduced training time;

•	reducing x-ray radiation exposure to the primary physician by permitting the physician to conduct procedures away from the radiation field or in an adjacent room; and

•	reducing physician fatigue and the risk of physician back and neck problems from heavy lead protective clothing by allowing physicians to sit comfortably at our control console during a procedure instead of standing at table-side. Reduced fatigue to primary physician may allow for additional cases to be performed in one day, thus increasing hospital efficiency.

Our Products

Sensei system

Our Sensei system is principally comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the EP lab and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our Artisan catheter. Having navigated the catheter to the treatment site, the physician uses instinctive controls to accurately place the working tip of the control catheters where the desired treatment is to be performed.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our Artisan catheter. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and in May 2007 we received FDA clearance for the marketing of our Sensei system for manipulation, positioning and control of certain mapping catheters during EP procedures. When the FDA cleared our technology for commercialization in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Our Sensei system and our Artisan catheter have been used in the United States for ablation procedures in an off-label basis.

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force Technology to measure and display the amount of force being applied by a catheter throughout the procedure.

Artisan catheter

Our disposable Artisan catheter and guide catheter assembly consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the Artisan catheter. In this manner, the Artisan assembly is designed to accurately control the movement of an existing mapping catheter chosen by the physician. As a result, physicians are not limited to using particular proprietary catheters as is the case with the magnetic-based remote system. In addition, the center lumen of the Artisan catheter allows physicians to adapt and expand the procedures they can perform as other manufacturers invent new therapeutic or diagnostic catheters. Each Artisan catheter is designed to be used only once and then discarded.

Our disposable Artisan catheter and guide are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our Artisan catheter has a programmable chip that prevents use of an Artisan catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures.

CoHesionTM 3D Visualization Module

Our CoHesion 3D Visualization Module, or CoHesion Module, is a newly-integrated EP solution which offers physicians a software interface between our Sensei system and the St. Jude Medical EnSiteTM System. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

•	importation of EnSite 3D geometry into the Sensei system’s main navigation window;

•	localization of the percutaneous catheter tip within the EnSite 3D geometry; and

•	instinctive navigation of the localized catheter tip by the Artisan catheter.

Although the CoHesion Module is already commercially available in the European Union, we must obtain FDA approval or 510(k) clearance for the CoHesion Module before we may commercially market it in the United States. We filed a 510(k) premarket notification with the FDA in November 2007 seeking clearance for the CoHesion Module, which the FDA is currently reviewing. The FDA has subsequently requested additional information regarding our submitted premarket notification and modifications to the Sensei system which the Agency requires before it can complete its review of our submission. We are currently working to provide this requested information.

Our Strategy

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei system will accomplish this objective by improving patient outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for primary physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

Elements of our strategy include:

•	Focus on key institutions and thought leaders to encourage early adoption of our Sensei system. We are initially focusing our marketing efforts on the academic and community hospitals where the majority of EP procedures are performed. We believe these efforts will benefit early-adopting hospitals by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our Sensei system. Additionally, because the EP and interventional cardiology markets have historically been characterized by the rapid adoption of new technologies, we believe our Sensei system is well positioned for adoption by EP labs. Through December 31, 2007, a total of 15 Sensei systems have been installed worldwide, consisting of nine in the United States and six in Europe. The installation sites range from large university medical centers to community hospitals.

•	Increase use of our Sensei systems and Artisan catheter. Following the initial placement within a given hospital, we will endeavor to expand the number of physicians who use our Sensei system. Our goal is to increase usage per system, leading to higher volume sales of our disposable Artisan catheter and sales of additional Sensei systems at each hospital.

•	Expand potential applications for our Sensei system. We intend to conduct post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. We also intend to develop relationships and pursue clinical research with leading cardiologists in order to develop and expand the range of clinical applications for our Sensei system in the fields of EP and interventional cardiology, and to capitalize on such relationships to apply our Sensei system to areas of unmet need within cardiovascular disease.

•	Leverage the open architecture of our Sensei platform. We believe that our broad compatibility with key imaging and visualization technologies will facilitate adoption of our system in the marketplace. We also believe that adoption of our system will be enhanced because physicians will be able to use existing approved catheters in the lumen of our Artisan catheter. We plan to collaborate with manufacturers of disposable interventional products and imaging equipment to optimize compatibility with future enhancements of our Sensei system. Further, our open architecture allows us to benefit from third-party development efforts that advance current catheter and imaging technologies.

•	Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. In November 2007 we acquired AorTx, Inc., an early stage company developing heart valves to be delivered by catheters using minimally invasive techniques, through the skin and blood vessels, which is known as “percutaneous” delivery. We believe this acquisition will facilitate the expansion of our Sensei system into the developing market for percutaneous aortic heart valve replacement. We are developing a smaller Artisan catheter assembly for complex vascular applications in conjuction with developing the capabilities of our Sensei system to control this new assembly.

We only received FDA clearance of our Sensei system and Artisan catheter to map the heart anatomy using two particular mapping catheters. Our business and future growth, however, will depend on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we plan to seek future clearances or approvals for labeling that includes certain ablation procedures, depending upon regulatory requirements and our understanding of the needs of the physician community. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei system, and we are prohibited from labeling or promoting our Sensei system, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and its use to map the heart anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei system or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability.

Clinical Focus

Electrophysiology

Electrophysiology, or EP, is the study of electrical impulses through the heart. EP is focused primarily on diagnosing and treating arrhythmias, which are conditions in which electrical impulses within the heart vary from the normal rate or rhythm of a heartbeat. Such conditions may be associated with significant risks. Drug therapies have traditionally been used as initial treatments but they often fail to adequately control the arrhythmia and may have significant side effects. As a result, a significant unmet medical need for long-term solutions persists.

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

In EP mapping and ablation procedures, physicians have traditionally used specialized hand-held catheters. These catheters are manually navigated using a system of mechanical control cables to first map the electrical signals within the patient’s heart and then to ablate the heart tissue to eliminate arrhythmias. Generally, ablation is accomplished by applying radio frequency energy or electrical energy, or freezing the diseased tissue giving rise to the arrhythmia, usually through a catheter which creates a small scar that is incapable of generating or conducting heart arrhythmias. EP procedures have proven highly effective at treating arrhythmias at sites accessible through the vasculature. According to Millennium Research Group, in 2007 there were more than 520,000 EP procedures for diagnosis and treatment of arrhythmia conducted in the United States and Europe.

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

We believe the instinctive robotic control of our Sensei system may provide greater accuracy, stability and control, reduce the variability of procedure times and improve the efficacy of EP procedures, including:

•	General mapping and ablation. A physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are mapped to identify the heart tissue generating the aberrant electrical signals. Mapping allows the physician to measure the timing and strength of the electrical activity. Following the mapping procedure, the physician may then use an ablation catheter to disable the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians generally choose an ablation catheter and perform both the mapping and ablation with the same catheter. According to Millennium Research Group, in 2007 there were approximately 300,000 diagnostic EP procedures and approximately 217,000 ablation procedures performed in the United States and Europe.

•	Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group, over 3.1 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, there were only 23,000 ablation treatments of atrial fibrillation performed in the United States through 2005, according to Pacing and Clinical Electrophysiology. We believe that the number of atrial fibrillation procedures has the potential to grow rapidly if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is believed to be only approximately 50% to 75% and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there are no ablation catheters presently approved by the FDA for treatment of atrial fibrillation.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system:

Location and Success Rate
Form of Arrhythmia	Definition	U.S. Prevalence/Incidence	of Ablation Therapy

Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	3.1 million/160,000	In this arrhythmia, the ablation therapy is performed in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates vary from approximately 50% to 75%.
Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	unknown/200,000	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 90% of cases.
Atrioventricular Nodal Reentrant Tachycardia (AVNRT)	In AVNRT the abnormal signal begins in the atria and transfers to the atrioventricular node, or AV node. Instead of conducting down to the ventricle, the signal is returned to the atria.	570,000/89,000	In AVNRT, the ablation therapy is performed in the right atrium. Treatment success rate is approximately 95%.

Location and Success Rate
Form of Arrhythmia	Definition	U.S. Prevalence/Incidence	of Ablation Therapy

Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 75%.
Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the AV node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	up to 3% of the general population/ 200,000	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

Other potential applications in interventional cardiology

Percutaneous Aortic Valve Replacement.  In November 2007 we acquired AorTx, Inc., an early stage company developing heart valves to be delivered by catheters using minimally invasive techniques, through the skin and blood vessels, which is known as “percutaneous” delivery. Percutaneous valve replacement represents an emerging alternative therapy for high-risk and inoperable patients with severe valve disease, and may offer advantages over open heart surgery. For example, non-surgical heart valve replacement may minimize complications associated with general anesthesia, opening the chest wall and the use of heart-lung bypass machines. Percutaneous aortic valve replacement using a catheter-based approach may enable surgeons to perform procedures under local anesthesia in a cardiac catheterization lab. This may be a preferred alternative for high-risk valve disease patients who otherwise have no choice but open heart surgery, and more importantly, for those patients with life-threatening valve disease who cannot undergo surgery. We believe that the intellectual property we acquired in this acquisition may allow us to expand our Sensei system into the developing market for percutaneous aortic heart valve replacement.

Valve Repair.  Heart valve disease is a common disorder which affects millions of patients and is characterized by a progressive deterioration of one or more of the heart’s valvular mechanisms. Repair of heart valves has historically been accomplished by open heart surgery. Although often very successful in improving valve function, surgery of heart valves is associated with a risk of death and even if successful requires a long post-operative recovery. As a result, cardiologists tend to wait as long as possible before resorting to surgery in patients with deteriorating valve function. There is increasing interest in treating valve disease with less invasive means in order to enable treatment earlier in the disease and potentially slow or stop the progression of heart failure. In recent years, catheter-based procedures have been developed to repair valves in a surgical manner. We believe that as these procedures develop, physicians will require a new generation of catheters that can be used like surgical tools and which can be precisely controlled. As a result, we believe that we can participate in the development of a new generation of procedures in cardiac valve intervention as an alternative to conventional cardiac surgery, potentially offering a safer and more cost-effective approach to the early treatment of heart valve disease.

Vascular Market.  Hansen believes that its Sensei system has the potential to add significant value to a number of procedures that can generally be grouped into the category of endovascular therapies. These are catheter based procedures done in the arterial vasculature and include procedures such as abdominal and thoracic aortic grafting as well as access and stenting of branches of the aorta and arterial system including the carotid arteries and the iliac, femoral, popleteal, renal and mesenteric vessels. We believe that robotic control of the tip of the catheter can make navigation to the anatomical area of interest inside an artery both easier and safer, as well as facilitate the proper placement of a graft or stent. In particularly diseased or tortuous arteries, facilitation of steering of the catheter and providing the precision to avoid point contact with atheromatous disease present in the vessel wall may facilitate procedures that are now difficult to do and could positively impact outcomes by avoiding the dislodgement of embolic debris inside the vessel which can lead to stroke.

Carotid Artery Stenting.  In patients with hardening of the arteries, plaque, made up of cholesterol, calcium and fibrous tissue, builds up in the walls of the arteries. As more plaque builds up, the arteries can narrow and stiffen. Eventually, enough plaque may build up to reduce blood flow through the arteries or to cause pieces of the plaque to break free and to block the arteries in the brain. Carotid endardarectomy is a surgical procedure that is the standard of care for this type of carotid disease. This procedure involves removing the plaque via a surgical approach which leaves the patient with a three to four inch exposed scar along the neckline. Carotid artery stenting is a procedure in which the surgeon inserts a slender, metal-mesh tube, called a stent, which expands inside the carotid artery to increase blood flow in areas blocked by plaque. Traditional stents are relatively inflexible and difficult to maneuver. We believe our technology may be able to perform carotid artery stenting with minimized risks.

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

Chronic Total Occlusion.  Chronic total occlusions, or CTOs, refer to lesions of the coronary vasculature system that completely block the lumen of a coronary artery, and prevent blood from passing by the lesion’s location. Cardiologists encounter CTO lesions in approximately 10% to 20% of their interventional cases for coronary disease. These occlusions create inadequate blood flow to the region of the heart that derives its blood from the occluded artery, and forces the affected region to survive based on collateral circulation from other vessels. Unlike partial occlusions, CTOs are difficult to pass a catheter or guide wire through because of the lack of any central lumen in the artery. As a result, conventional therapy of balloon dilation and stent placement is often impossible to perform, and the arterial lesion may be left untreated. Many specialized devices have been developed to try to cannulate through the center of a CTO lesion. However, procedures using these devices are often lengthy and are associated with significant complications and unsuccessful outcomes due to calcification of the lesion or inability to navigate the catheter tip through the center of the artery. We believe that our Sensei system, because of the ability to accurately control and stabilize the tip of the catheter as it is advanced, may be able to simplify the crossing of CTOs, eventually lowering procedure times and improving outcomes in these procedures.

Ventricular Injection Therapy.  Many chronic heart conditions lead to progressive deterioration in heart function, often resulting in a debilitating and eventually fatal disease referred to as congestive heart failure, or CHF. In CHF, the heart muscle becomes less efficient, the chambers of the heart begin to dilate and cardiac function tends to deteriorate. As the heart muscle becomes weaker, the heart has to work harder to pump an adequate amount of blood. The harder the heart works, the more damage is done to its structure and function. Clinicians treat CHF with a variety of drugs that decrease blood volume and increase contractility of the heart muscle. However, there is increasing investigation into techniques which attempt to repair the muscle cells that have been damaged through the direct injection of growth factors or healthy cells into injured muscle. These techniques have shown some ability to replace damaged muscle but often demand the precise control of a needle injector inside the heart. We believe that our Sensei system may be able to provide a very efficient means for more easily performing ventricular injection at the specific locations where clinicians desire to deliver drug and cell therapies.

Although the FDA has granted 510(k) clearance for the use of the Sensei system in mapping heart anatomy, we will not be able to label or promote the Sensei system or train physicians in its use for any of the above applications unless separate 510(k) clearance or premarket application, or PMA, approval from the FDA is obtained for each such application.

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we will work together with St. Jude to develop certain mutually agreed-upon products. The first product developed under the joint development agreement is our CoHesion Module, a newly-integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Although the CoHesion Module is already commercially available in the European Union, we must obtain FDA approval or 510(k) clearance for the CoHesion Module before we may commercially market it in the United States. We filed a 510(k) premarket notification with the FDA in November 2007 seeking clearance for the CoHesion Module, which the FDA is currently reviewing. The FDA has subsequently requested additional information regarding our submitted premarket notification and modifications to the Sensei system which the Agency requires before it can complete its review of our submission. We are currently working to provide this requested information.

The EnSite system is a computer-based technology marketed worldwide that facilitates EP procedures by creating real-time 3D graphical displays or maps of cardiac structures and arrhythmias. These maps are designed to provide the visual guidance necessary to navigate catheters used during EP procedures. Two-dimensional technologies such as fluoroscopy or ultrasound can also be used to assist physicians with guiding catheters inside the heart, but provide limited information regarding the three-dimensional space inside the heart. Combining the Sensei and EnSite technologies is intended to provide physicians with 3D visualization that will augment their ability to confidently move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The EnSite System is used by EP clinicians during EP procedures to create 3D models of their patients’ cardiac anatomy and then to visualize catheters used in those procedures as they are navigated to critical anatomical targets. The system collects and organizes activation and voltage data from the inner surface of the heart, which allows physicians to visualize arrhythmias on the 3D model and more easily determine a treatment strategy. Localization of our Artisan catheter within the EnSite System’s 3D map is expected to give physicians the ability to move the catheter deliberately and accurately while seeing specifically, in three dimensions, the location of the catheter inside the heart. We believe this integrated functionality may enable clinicians of varying skill levels to more effectively and safely treat complex cardiac arrhythmias.

Other than the integration of the Sensei system with the EnSite technology, we are not obligated to undertake any other development projects under the joint development agreement with St. Jude, although we and St. Jude may decide to do so. Under the joint development agreement, we will be required to maintain compatibility of our Sensei system with St. Jude’s EnSite system for a defined period of time after our agreements with St. Jude expire. Under the joint development agreement, we retain the right to maintain compatibility with catheters from any other manufacturers. We are solely responsible for gaining regulatory approvals for and all costs associated with our portion of products developed under the joint development agreement. The joint development agreement continues in effect until the completion of all development work contemplated by any agreed development plan prior to termination of the joint development agreement. Either party may terminate the joint development agreement without cause upon not less than 90 days prior written notice to the other party. The joint development agreement also terminates upon written notice to the other party if our co-marketing agreement with St. Jude terminates due to uncured material breach or if the products under the program are subject to significant regulatory limitations.

Under the terms of our co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. We maintain the right to sell the integrated system and retain additional exclusive rights in specified countries outside of the U.S. In addition, we retain the unrestricted right to market our Sensei system and Artisan catheter without St. Jude products. The initial term of the co-marketing agreement is until December 31, 2009.

Research and Development

As of December 31, 2007, our research and development team, excluding those who are now involved primarily in regulatory and quality functions, consisted of 61 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in four major areas:

•	continuing to enhance the capabilities of our existing Sensei system and Artisan catheter through ongoing product and software development;

•	developing new capabilities for our Sensei system;

•	designing new proprietary disposable interventional devices for use with our system; and

•	developing new applications for our technology and related additions to our Sensei system, new control catheters, or integration with other imaging technologies or other modalities.

Our research and development team works independently and with other manufactures of EP lab equipment to integrate our open architecture platform with key imaging, location sensing and information systems in the EP labs. We also collaborate with a number of highly regarded electrophysiologists and cardiologists in key clinical areas in search of new applications for our technology.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $19.0 million, $16.6 million and $12.5 million in 2007, 2006 and 2005, respectively.

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We are negotiating distribution agreements for other EU countries.

We have only limited experience as a company in the marketing, sale and distribution of our products. As of December 31, 2007, we had a direct sales force, clinical support team and marketing team of 23 employees, but we intend to continue to grow this team, which can be expensive and time consuming.

Our sales and marketing process consists of two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

Through December 31, 2007, our customers fall into three broad categories:

•	leading academic institutions with physician thought leaders who are interested in performing complex new procedures enabled by our system;

•	high-volume non-academic regional centers interested in the benefits of our system; and

•	medium and low volume community hospitals that are competing intensely for patients, attempting to minimize referrals of complex cases to other centers and focusing on gaining market share in their regional markets.

Following the initial sale of a system to a given hospital, we endeavor to expand the number of physicians who use our Sensei system. We believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from procedures performed with our Sensei system. We expect these efforts to increase demand for our disposable products among hospitals, physicians and referring physicians.

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

Our system utilizes proprietary control catheters, as well as software tailored to specific clinical applications. After a system is installed and initial training has been completed, we provide ongoing support in order to increase customers’ familiarity with system features and benefits, with the goal of increasing usage of the system. More frequent usage will result in increased consumption of our disposable Artisan catheter. A basic one-year warranty is included with each system. We believe that service contracts providing for enhanced levels of support and service beyond the basic warranty could become an important additional source of revenue in the future.

From commercialization of the Sensei system in May 2007 through December 31, 2007, we believe physicians have conducted mapping and ablation procedures using our Sensei system on approximately 260 human patients. All of these procedures involved a combination of mapping and ablation of one sort or another.

We expect that our relationships with physician thought leaders in the field of electrophysiology will continue to be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology. We plan to continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems.

Customer Service and Support

We are building an infrastructure for technical support activities to address the needs of our growing installed base. As of December 31, 2007, we had a customer service and support team of six employees. We now have a call center, a network of field service engineers and a service parts logistics delivery system. This infrastructure provides a single point of contact for our customers in the United States and the European Union via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

As of December 31, 2007, we have only manufactured our Sensei systems and Artisan catheters in limited commercial quantities. We rely on third parties for the manufacture of certain components of our Sensei system, some of which are single sourced, and plan to use third parties for certain components of our Artisan catheter. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business. At December 31, 2007, we had a manufacturing team of 55 employees. We are planning to move into a new facility which will provide us with additional space with which to manufacture our products.

We have only limited experience in manufacturing, assembling and testing our products on a commercial scale. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet our anticipated market demand we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all.

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

Artisan catheter and guide catheter assembly

Our Artisan catheter consists almost entirely of custom parts which we have designed and are manufactured either by us or by contract manufacturers to our specifications. We assemble the Artisan catheter in-house to control quality and significantly increased our clean room capacity in the second half of 2007 in order to increase production quantities. We outsource the manufacture of certain other disposable products, including the transseptal puncture needle and sterile drapes used with our system in EP procedures. We also manufacture prototype disposables to facilitate future product development.

Software

We develop the software components of our Sensei system, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation, or QSR. Our Mountain View facility underwent an FDA Quality System Inspection Technique, or QSIT, inspection from November 29, 2007 through December 4, 2007. This was the first FDA inspection of our facility. The inspection has closed and the FDA did not note any deficiencies in our operations. Our existing facility passed a European regulatory agency audit in 2006 and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to comply with the FDA requirements or maintain ISO 13485 standards in the future, we may be required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

Our manufacturing facility has been inspected and licensed by the California Department of Health Services, or CDHS, and remains subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS were to indicate that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

Force Dimension Development and Supply Agreement

On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension will manufacture and supply to us specially-configured motion controllers in accordance with a predefined pricing matrix. We may terminate the agreement for any reason upon 30 days notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei system.

Plexus Purchase Agreement

In October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain items for us. Under the agreement, Plexus will manufacture products for us in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. The agreement remains in effect through September 2009 unless terminated sooner according to provisions in the agreement. The agreement may be extended upon mutual agreement by both Plexus and us.

Reimbursement

We expect that healthcare facilities and physicians in the United States will bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under governmental programs and most private plans, and we anticipate that third-party payors will continue to cover and reimburse hospitals and physicians under existing coverage and reimbursement policies for the vast majority of procedures that would use our products. In addition, claims for our products are reimbursed under existing billing codes. These billing codes differ based on the place of service. For hospital inpatient departments, the billing codes generally are reported using the International Classification of Disease, Ninth Revision, Clinical Modification, or ICD-9-CM, procedure codes. The coding classification for hospital outpatient services and physician professional services is based on the coding system established by the American Medical Association under the Current Procedural Terminology, or CPT. Currently there are ICD-9-CM codes for cardiac mapping, a CPT code for mapping arrhythmias and a separate CPT code for combination mapping/ablation procedures. Accordingly, we believe hospitals and physicians in the United States will generally not require new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot be certain, however, that current coverage, coding and reimbursement policies of third-party payors will continue or the extent to which future changes to coverage, coding and reimbursement policies will affect some or all of the procedures that would use the Sensei system.

We are aware that physicians may elect to use products we sell for off-label indications, including, for example, for procedures to treat atrial fibrillation. Currently there are no products approved or cleared by the FDA for atrial fibrillation ablation procedures. We believe, however, that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. We cannot be certain, however, that third-party payors will continue to provide coverage and/or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures. If such support is required, we may not be able to satisfy such requests within the limitations of our FDA cleared labeling.

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures targeted for use of our products. The reductions are to be transitioned over three years, beginning in fiscal year 2007. Further, with respect to Medicare payments to physicians for their professional services, under Section 101 of the Medicare, Medicaid and SCHIP Extension Act of 2007, the conversion factor, or annual update factor, that would otherwise have resulted in a decrease in payments under the Medicare physician fee schedule by 10.1 percent beginning January 1, 2008, was delayed. Although the legislation increased the fee schedule payments by 0.5 percent for the first six months of 2008, the 10.1 percent decrease is now scheduled to go into effect July 1, 2008, unless Congress acts again to avoid implementation.

In addition, the Centers for Medicare & Medicaid Services, or CMS, responsible for administering the Medicare program, also has moved forward with developing revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the diagnosis related group or DRG system. Using the new severity-based DRG system, we believe procedures performed using our technology now fall under Medicare Severity DRG, or MS-DRG, 251 with an average reimbursement of $9,260 for fiscal year 2008. We are aware that there are very wide swings in profitability for atrial fibrillation ablation procedures for hospitals using our technology which are largely based on geographical location.

Although currently procedures using our products are performed in the hospital inpatient setting, as discussed above, CPT codes describing procedures using our products in the outpatient setting exist. In September 2007, the Company consulted with the American Hospital Association’s, or AHA’s, Central Office on how hospitals should code for using the Sensei system with the Artisan catheter. In its response, the AHA advised that it appears that “the Hansen Medical Catheter Control System, Accessories, and Steerable Guide and Sheath are considered as one device and would be appropriately reported with the Healthcare Common Procedure Coding System “C” codes developed for new devices and used for Medicare claims for hospital outpatient service reporting HCPCS code C1766, introducer/sheath, guiding, intracardiac electrophysiological, steerable, other than peel away. This code would identify the entire system and would be reported in addition to the procedure described by the appropriate CPT code. While this code does not correspond to a specific payment for our products, it does allow for hospitals to report the use of the products and may result in more accurate reimbursement once claims data has been developed.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and Artisan catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2007 we had 16 issued U.S. patents and approximately 52 pending U.S. patent applications, 1 granted European patent and approximately 36 pending foreign applications. We also share the rights to approximately 210 issued U.S. patents, approximately 80 pending U.S. patent applications and approximately 140 pending or granted foreign applications under the cross license agreement with Intuitive Surgical, Inc., or Intuitive. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design and robotic instrument control which we maintain as trade secrets or copyrighted software.

Successfully commercializing our Sensei system, and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we receive letters from one or more third parties alleging that certain aspects of our Sensei system infringe issued patent(s) or asking us to consider licensing their patent rights. While we do not believe that the Sensei system infringes any valid and enforceable patent of any third party, there can be no assurance that any third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere. There also can be no assurance that we will not seek to take the initiative in defending ourselves by instituting litigation against such third party challenges.

We have applied for trademark registration of, or claim trademark rights in, “Hansen Medical” “Sensei,” “Artisan,” “IntelliSense,” “Instinctive Motion,” “Fine Force Technology,” as well as the Hansen Medical “heart design” logo, whether standing alone or in connection with the words “Hansen Medical.”

Cross License Agreement with Intuitive Surgical

On September 1, 2005, we entered into a cross license agreement with Intuitive. Pursuant to this agreement, Intuitive granted us a co-exclusive, worldwide license in the field of intravascular approaches for the diagnosis and treatment of cardiovascular, neurovascular and peripheral vascular diseases. In return, we granted Intuitive a co-exclusive, worldwide license in the fields of endoscopic, laparoscopic, thoracoscopic or open diagnosis and/or surgical procedures, including endoluminal applications in gastrointestinal, respiratory, ear, nose and throat, urologic and gynecologic surgery. These licenses cover our and Intuitive’s patents and patent applications that were filed on or prior to the date of the agreement, as well as later filed divisionals, continuations and continuations in part with respect to the matters that were part of the original patents and patent applications as of the date of the agreement, but not any other later-filed patents and patent applications. In addition, these licenses cover all trade secrets and other know-how that we and Intuitive disclosed to each other prior to the date of the agreement. Each party retained full rights to practice its own technology for all purposes. As consideration for the licenses granted by Intuitive, we issued 125,000 shares of our Series B preferred stock to Intuitive in 2005 (which converted into 125,000 shares of our common stock at the time of our initial public offering) and we will owe royalties to Intuitive on certain future product sales. We may also be required to pay Intuitive annual minimum royalties. We will not receive any royalties or other compensation from Intuitive under the agreement.

Each party has agreed not to engage in activities outside its licensed field that, to its knowledge, would infringe the other party’s licensed patents. Although we believe that there are opportunities for us to operate outside the licensed field of use without the use of the Intuitive intellectual property, Intuitive, from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space and we cannot be sure that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of Intuitive’s intellectual property. Any disputes regarding a party’s potential infringement of the other party’s licensed patents that cannot be resolved through discussions between the parties will be settled by litigation. If such litigation results in a judgment of infringement that cannot be appealed and the infringing party fails to cease such infringement within a specified cure period, the non-infringing party will have the right to terminate the agreement. The parties have also agreed on a procedure under which either party may, but is not obligated to, ask an arbitration panel to make a binding determination as to whether or not a new product being developed by such party would, if commercialized outside such party’s licensed field, infringe any issued patents of the other party.

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

We believe that the principal competitive factors in our market include:

•	safety, efficacy and high-quality performance of products;

•	integration with a three-dimensional visualization methodology;

•	ease of use and comfort for the physician;

•	cost of capital equipment and disposable products, including the cost of installation and maintenance;

•	eligibility for coverage and reimbursement;

•	procedure times and improved clinical outcomes for patients;

•	effective sales, marketing and distribution;

•	brand awareness and strong acceptance by healthcare professionals and patients;

•	training, service and support and comprehensive education for patients and physicians; and

•	intellectual property leadership and superiority.

We consider our primary competition in EP, our first market, to be in the following areas:

•	Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, approximately 40 percent respond to drug therapies and, as a result, are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. We are not currently aware of drug therapies under development that have the potential to improve the success rate of drug treatment for electrophysiological conditions such as atrial fibrillation. However, to the extent that more effective drug therapies are developed and approved for use in treating these conditions, we will face increased competition.

•	Manual catheter-based interventional techniques. The vast majority of interventional EP procedures performed today are performed with several types of hand-held catheters. These products evolve rapidly, and their manufacturers are constantly attempting to make them easier to use or more efficacious in performing procedures.

•	Minimally invasive surgical procedures. A number of manufacturers are marketing devices that access the heart through an endoscopic surgical technique called thoracoscopy to treat atrial fibrillation. While less invasive than open surgery, these still require a surgical incision and general anesthesia, and therefore are more traumatic to the patient than an interventional EP procedure.

•	Magnetic guidance systems for steering catheters. Stereotaxis, Inc. markets a system that has been on the market in the United States and in Europe since 2003 and that uses magnets to control the working tip of catheters and other control catheters during interventional EP and other procedures. Because the system was introduced prior to our Sensei system and has a significant installed base, we believe it currently leads the market for guidance systems for controlling the working tip of catheters and catheter-based technologies.

•	New approaches. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures. Some of these companies may attempt to use robotic techniques to compete directly with us, such as Corindus, Inc. and Catheter Robotics, Inc. Many potential competitors also have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP lab.

For applications outside of EP, we expect to face similarly intense competition. The use of catheters and catheter-based technologies is common for a broad range of interventional procedures in cardiology and in other medical specialties. Other companies may market guidance systems for use outside of EP. In addition, we believe that Intuitive is developing a system to guide flexible medical devices in fields such as urology, gynecology, gastrointestinal disease, and other medical fields outside of cardiology. While they may not use our patents in EP and cardiology procedures, Intuitive may attempt to compete directly with us in EP and cardiology, and will likely compete with us if we decide to offer products outside of our licensed field of treating cardiovascular, neurovascular and peripheral vascular diseases. We also face competition from large medical device companies that have significantly greater financial and human resources for product development, sales and marketing, and patent litigation. Large medical device companies such as Johnson & Johnson, St. Jude Medical, Boston Scientific and others, as well as a variety of smaller innovative companies, are also expected to be targeting the EP and cardiology markets for guiding flexible medical devices.

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

We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. In addition, because our products are used off label, we believe we are subject to increased risk of prosecution under these laws and by these entities even if we believe we are acting appropriately. We discuss below the statutes and regulations that are most relevant to our business and most frequently cited in enforcement actions.

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

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA premarket clearance or require premarket clearance through a premarket notification, or 510(k), process. Class II devices may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Class III devices require FDA approval of a premarket application, or PMA, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device. Both premarket clearance and PMA applications are subject to the payment of user fees paid at the time of submission for FDA review. The current user of our Sensei/Artisan is classified in Class II, but future applications for ablation in treatment of specific arrhythmias could be Class III.

Clinical trials are almost always required to support a premarket approval application and are sometimes required for a 510(k) premarket notification. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trials. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The investigational device exemption (IDE) application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device and is eligible for more abbreviated investigational device exemption requirements. Clinical trials for a “significant risk” device may begin once the investigational device exemption application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

If U.S. clinical data are required to support one of our marketing applications, we will be required to obtain approval of an IDE from the FDA before a study may begin in the United States. In addition, the study must be approved by an Institutional Review Board, or IRB, for each clinical site. When all approvals are obtained, the study may be initiated to evaluate the device. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. All clinical studies of investigational devices must be conducted in compliance with FDA’s extensive requirements. During a study, we would be required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. The investigators must obtain patient informed consent in accordance with FDA regulations and federal and state regulations concerning human subject protection, including healthcare privacy, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record-keeping requirements. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.

In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, referred to as a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the two devices are comparable in intended use and safety and effectiveness, the device may be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. The premarket approval application process is generally more costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years and it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA for novel devices. The panel’s recommendation is given great weight, but is not dispositive of the agency’s decision. Prior to approving the PMA, the FDA will conduct an inspection of the manufacturing facilities and a number of the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR, which impose elaborate testing, control, documentation and other quality assurance procedures in the manufacturing process. The FDA may approve the PMA with postapproval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

In May 2007, the FDA provided 510(k) clearance of our Sensei system and Artisan catheter for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not indentified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although this is not a formal contraindication, the FDA could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance for labeling that includes ablation procedures.

We cannot assure you that the FDA will grant 510(k) clearance to our Sensei system and disposable Artisan catheter for other uses including for ablation procedures, or what data the FDA will require us to submit data as part of the 510(k) process for other uses, or even deny 510(k) clearance for other uses and require us to seek PMA approval.

Companies are prohibited from promoting FDA-approved or cleared products for off-label uses. Accordingly, we may not market or promote our Sensei system for any off-label use. For example, we are not permitted to promote our system for use with any other mapping catheter other than the two specified in our 510(k) clearance or in any other procedure, including ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or PMA approval with significant clinical data. Nonetheless, physicians are using our devices off-label for these indications within their practice of medicine.

After a device is placed on the market, regardless of the classification or premarket pathway, significant regulatory requirements apply. These include:

•	establishing registration and device listings with the FDA;

•	the QSR, which requires manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of manufacturing;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses, and other requirements related to promotional activities;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments, if ordered by the FDA;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health.

A Class III device may have significant additional obligations imposed in its conditions of approval.

We are subject to continuing inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our Mountain View facility underwent an FDA QSIT inspection from November 29, 2007 through December 4, 2007. This was the first FDA inspection of our facility. The inspection has closed and the FDA did not note any deficiencies in our operations. Later discovery of previously unknown problems with our Sensei system, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including withdrawal of the product from the market or voluntary or mandatory recalls. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters; fines and penalties; injunctions preventing us from manufacturing or selling our products; civil or criminal charges; delays in the clearance or approval of our products; recalls, detention or seizure of our products; withdrawals or denials of approvals or clearances for our products; refusal to grant export approval of our products; or operating restrictions, partial suspension, or total shutdown of production. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

The Medical Device Reporting regulation (21 CFR 803), or MDR regulation, requires device manufacturers and U.S.-designated agents of foreign manufacturers to report to the FDA whenever they receive or become aware of information that reasonably suggests that a device marketed by the manufacturer “may have caused or contributed to a death or serious injury” or has malfunctioned and, if the malfunction were to recur, likely would cause or contribute to a death or serious injury (21 CFR 803.50(a)). Adverse event reporting, under the MDR regulation, is subject to two different time frames and report types, depending on the nature of the event. Once reportable events have been identified, we must decide which individual adverse event report to file: a five-day report or a 30-day report. For events involving deaths, serious injuries or malfunctions that require remedial action to prevent an unreasonable risk of substantial harm to the public health, a five-day report must be filed. If remedial action is not necessary, a 30-day report must be filed. MDRs are disclosed to the public via the Manufacturer and User Facility Device Experience (MAUDE) database, which is maintained by the FDA. From commercialization of the Sensei system in May 2007 through December 31, 2007, we believe physicians have conducted mapping and ablation procedures using our Sensei system on approximately 260 human patients. All of these procedures involved a combination of mapping and ablation of one sort or another. As of December 31, 2007, we have submitted 2 MDRs based on events observed during these cases. The first MDR was for a device malfunction where the Sensei system moved without direction from the user. The malfunction did not result in an injury to the patient or the user, and a software revision was made to mitigate the potential of the failure happening again. The second MDR was a perforation which occurred during the transseptal access portion of a procedure. There was no malfunction of the device and the event was determined to be procedure related. The patient was transferred to the CCU in stable condition. The IFU lists pericardial effusion as a potential adverse event for the device.

A manufacturer of a 510(k) cleared product may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. The FDA requires device manufacturers to initially make and document in a “letter to file” any decision to implement a modification to a device that the manufacturer does not believe requires clearance of a new 510(k). The FDA has provided industry guidance on how to comply with the FFDCA regarding when a premarket notification must be submitted in their guidance document “Deciding When to Submit a 510(k) for a Change to an Existing Device” (Jan 10, 1997). We have made multiple modifications, following the guidance document, to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals.

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

In September 2006, we received the CE mark for the sale of our Sensei system, and in May 2007 we received the CE mark for our Artisan catheter which allows us to market our system for ablation procedures in Europe. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Anti-Kickback Statutes and Federal False Claims Act

In the United States, there are federal and state Anti-Kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health related business, for example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Another trend affecting the healthcare industry is the increased use of the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the False Claims Act and some states’ laws may apply to claims for items or services reimbursed under Medicare, Medicail and/or commercial insurance.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Sanctions under false claims laws may also include exclusion of a manufacture’s products from reimbursement under government programs and imprisonment. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered and promotion of products for off-label uses. We are unable to predict whether we could be subject to actions under the False Claims Act or any comparable state laws, or the impact of such actions. However, the costs of defending claims under the False Claims Act or any comparable state laws, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Our activities relating to the reporting of wholesale or estimated retail prices for our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws. In addition, companies have been prosecuted under the False Claims Act in connection with alleged off-label promotion of products.

Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. As part of our compliance program, we plan to review our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and will inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, results of operations and financial condition.

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

In addition to creating the two new federal healthcare crimes, HIPAA, and the regulations promulgated thereunder, also establish uniform standards for certain covered entities governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information, or PHI, maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Three standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we believe we are not a covered entity and therefore do not need to comply with these standards, we expect that our customers generally will be covered entities and may obligate us to contractually comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant costs for us. If we fail to comply with these standards, we may be subject to liability for violation of related contractual obligations we have with our customers.

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

Employees

As of December 31, 2007, we had 195 employees, 61 of whom were engaged directly in research and development, 61 in manufacturing and service, 31 in general administrative and accounting activities, 12 in regulatory, clinical affairs and quality activities and 30 in sales and marketing activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Additional Information

Hansen Medical, Inc. was incorporated in Delaware in 2002 under the name AutoCath, Inc. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (1) are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter have only recently received FDA clearance for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We have also only recently received the CE Mark in Europe for our Sensei system and Artisan catheter. The future success of our business will depend on our ability to generate and increase product sales, successfully introduce new products, establish our sales force and distribution network, manufacture and assemble our products in sufficient quantities and in accordance with applicable regulatory requirements and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.

We have recently received clearance to market, sell and distribute our products in the United States and Europe. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Expanding our direct sales force will be expensive and time-consuming and could delay the success of the commercialization of our products. Additionally, our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to expand and retain an effective sales force. We face significant challenges and risks in expanding and retaining a direct sales force and marketing our products, including, among others:

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

Outside the United States, primarily in the European Union, or EU, we are establishing a combination of a direct sales force and distributors to market, sell and support our products. If we fail to select appropriate distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our products in the EU or if their and our sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.

We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low or variable production yields on Artisan catheters, space constraints and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience and the relocation to a larger facility and the resulting costs will have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. As a result, we may be unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our current Mountain View facility leases are scheduled to expire in June 2008. In July 2007, we entered into a lease agreement for approximately 63,000 square feet of space at a separate facility in Mountain View, California. The term of this new lease is until approximately November 30, 2014, depending on the initial occupancy date, but we have an option to extend the new lease for an additional five years after its initial term. Delays in preparing our new facility for our needs, moving into our new facility or the execution of the move could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.

Our reliance on third-party manufacturers and on suppliers, and in one case, a single-source supplier, could harm our ability to meet demand for our products in a timely manner or within budget, and could cause harm to our business and financial condition.

We depend on third-party manufacturers to produce most of the components of our Sensei system and other products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our Sensei systems and for our Artisan catheters and sheaths. For example, we obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are also part of our Sensei system. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business and our financial condition.

If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if future clearances are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. There can be no assurance that we will be able to successfully market and sell our products in the United States based on this label. We will be required to seek a separate 510(k) clearance or premarket approval, or PMA, to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures but there can be no assurance as to the timing or potential for success of those efforts if undertaken. We received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheters in May 2007.

Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. For example, in November 2007, we submitted a 510(k) premarket notification for our CoHesion 3D Visualization Module, or CoHesion Module. In response to our 510(k) submission, the FDA has requested additional information. We are currently working to provide the FDA with the requested information and anticipate that we will be able to satisfactorily address the Agency’s concerns. However, we cannot guarantee that the Agency will not request additional information or testing from the Company which may further delay the FDA’s review of our premarket notification or could result in the FDA denying our submission. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals are not convinced that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, we may not be commercially successful.

We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. If longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

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

We have experienced substantial net losses since our inception in late 2002. At December 31, 2007, we had an accumulated deficit of $109.4 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We may subsequently seek regulatory clearance for use of our Sensei system for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

Unless and until we receive regulatory clearance or approval for use of our Sensei system in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. We presently believe that to date, all of the procedures in which our products have been used in the U.S. have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan Catheters have not been cleared by the FDA.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies under the Federal False Claims Act and various other federal and state laws, as well as criminal sanctions.

Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and the use of this device to guide catheters for heart mapping. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another governmental authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

Our Sensei system is a new technology and must compete with established manual interventional methods and methods of our competitors, such as Stereotaxis, Inc., in remote navigation. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market for approximately four years, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

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

We expect to continue to experience extended and variable sales cycles, which could cause significant variability in our results of operations for any given quarter.

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

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation and has specifically instructed that our products be labeled to inform our customers that the safety and effectiveness of our technology for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including for atrial fibrillation, have not been established. We presently believe that to date, all of the procedures in which our products have been used in the U.S. have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA and which therefore could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

•	decreased demand for our products;

•	injury to our reputation;

•	diversion of management’s attention;

•	withdrawal of clinical trial participants;

•	significant costs of related litigation;

•	payment of substantial monetary awards to patients;

•	product recalls or market withdrawals;

•	loss of revenue; and

•	the inability to commercialize our products under development.

We may be unable to complete the development and commercialization of our existing and anticipated products without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products, including expanding our direct sales force and expansion of manufacturing capacity. In 2007, our net cash used in operating activities was $33.1 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of future regulatory clearances;

•	the revenue generated by sales of our current and future products;

•	the costs to scale-up manufacturing capacity;

•	the costs to build out our new facility;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We believe that integrating our Sensei system with key imaging and visualization technologies using an open architecture approach is a key element in establishing our Sensei system as important for complex interventional procedures. Our Sensei system currently utilizes a variety of imaging means to visualize and assist in navigating our Artisan catheters. These imaging systems include fluoroscopy, intravascular ultrasound and electro-anatomic mapping systems, as well as pre-operatively acquired three-dimensional computed tomography and magnetic resonance imaging. We believe that in the future, as imaging companies develop increasingly sophisticated three-dimensional imaging systems, we will need to integrate advanced imaging into our Sensei system in order to compete effectively. There can be no assurance that we can timely and effectively integrate these systems or components into our Sensei system in order to remain competitive. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures and that have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the electrophysiology laboratory. We may not be able to acquire or develop three-dimensional imaging and visualization technology for use with our Sensei system. In addition, developing or acquiring key imaging and visualization technologies could be expensive and time-consuming and may not integrate well with our Sensei system. If we are unable to timely acquire, develop or integrate imaging and visualization technologies, or any other changing technologies, effectively, our revenue may decline and our business will suffer.

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

Our acquisition of AorTx, Inc. and future acquisitions are subject to a number of risks.

Our recent acquisition of AorTx, Inc., or AorTx, and the proposed completion of any future acquisitions will be subject to a number of risks, including:

•	with respect to future acquisitions, the possibility that an announced acquisition does not close;

•	the diversion of management’s time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired companies;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies; and

•	potential unknown liabilities associated with acquired businesses, including additional risks of third parties asserting claims that acquired intellectual property infringes on the rights of such third parties.

We consummated our acquisition of AorTx with the expectation that the acquisition will result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement. AorTx is a development stage company and its products have not received FDA clearance or CE mark approval. There can be no assurance that such clearances or approvals will be obtained for the uses we propose, and we may not realize any of the benefits of the AorTx acquisition or may not realize them as rapidly, or to the extent, anticipated by our management and certain financial or industry analysts. AorTx’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could dilute our profits beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of AorTx also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.

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

We anticipate that third-party payors will continue to reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures involving our products. We expect that healthcare facilities and physicians in the United States will bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients.

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The reductions are to be transitioned over the next three years, beginning in fiscal year 2007. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the diagnosis related group or DRG system. Using the new Medicare Severity, or MS, based DRG system, we believe procedures performed using our technology now fall under MS-DRG 251 which is slated to receive an average reimbursement of $9,260 for fiscal 2008. We are aware that there are very wide swings in profitability for atrial fibrillation ablation procedures for hospitals using our technology which are largely based on geographical location.

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

We are highly dependent on the principal members of our management and scientific staff, in particular Frederic Moll, M.D., our Founder and Chief Executive Officer and one of our directors, and Gary Restani, our President and Chief Operating Officer and one of our directors. Dr. Moll has extensive experience in the medical device industry, and we believe his expertise in the robotic device field may enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. Mr. Restani is important to our operational effectiveness and plays key roles within our organization. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

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

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in the scope of our operations and the number of our employees since our inception. This growth has placed significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, however, we will need to continue to grow, which presents numerous challenges, including:

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

Our research and development, manufacturing and clinical processes involve the handling of potentially harmful biological materials as well as other hazardous materials. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our financial condition. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

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

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will be able to obtain the patent protection we seek, or whether the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

Third parties may assert that we are infringing their intellectual property rights which may result in litigation.

Successfully commercializing our Sensei system, and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States, or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

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

We may not be able to maintain or obtain all the licenses from third parties necessary or advisable for promoting, manufacturing and selling our Sensei system, which may cause harm to our business, operations and financial condition.

We rely on technology that we license from others, including technology that is integral to our Sensei system, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which may be afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our Sensei system or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing Sensei technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of robotic and catheter-based procedures in the medical technology field.

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

If we are unsuccessful in our litigation with Luna Innovations, Inc., our business may be materially harmed

In June 2007, we filed suit against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement between us and Luna that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed confidential information of ours to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. On October 12, 2007, Luna filed a First Amended Cross-Complaint, asserting claims for misappropriation of trade secrets and breach of the parties’ agreements. Luna has also indicated its intention to amend its cross-complaint against us to challenge the inventorship of several patent applications we filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims. This litigation will require substantial resources, both financial and managerial and there can be no assurance that we will be the prevailing party on all or any of the issues being litigated. If we do not succeed in prosecuting our rights against Luna or if Luna prevails on one or more of its counterclaims, other companies, including companies who may attempt to compete with our flexible robotic technology, may benefit from work we performed with Luna without compensation to us. In addition, if Luna is successful, we may have to pay substantial damages and may lose rights to the patent applications in question that pertain to certain aspects of flexible robotics that we do not presently use but which may limit certain development paths for our technology unless we can design around the intellectual property in question or obtain a license which, if available at all, may require us to pay substantial royalties, any or all of which could materially harm our business.

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

For example, the EU requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007. However, future regulatory approvals may be needed. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.

We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.

We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labelings or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the device when used with catheters and in procedures not specified in the indication we are seeking, such as ablation catheters and ablation procedures, and we have already filed several Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians are using our device off-label with ablation catheters in ablation procedures, as well as in other electrophysiology procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.

Any failure to comply, or any perception that we are not complying, with continuing regulation by the FDA or other authorities, including restrictions regarding off-label promotion, could result in enforcement action that may include suspension or withdrawal of regulatory clearances or approvals, recalling products, ceasing product marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for coverage and reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the EU, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a EU-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory clearances, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our suppliers or we may fail to comply with the QSR and California Department of Health Services requirements, which could hurt our ability to commercially distribute and sell our products and may subject us to fines, injunctions, and penalties.

Our manufacturing processes must comply with the QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we would pass such an inspection. Failure to pass such an inspection could force a shut down of our manufacturing operations, a recall of our products or the imposition of other sanctions, including warning letters, fines, injunction, and civil or criminal penalties, which would significantly harm our revenues and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and will not encounter any manufacturing difficulties. Any failure to comply with the QSR by us or our suppliers could significantly harm our available inventory and product sales and may subject us to fines, injunctions, and penalties.

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

Modifications to our products may, and in some instances, will, require new regulatory clearances or approvals and may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or PMAs, and may require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document in a “letter to file” a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer of a 510(k) cleared product may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. In particular, the addition of our IntelliSense technology to our Sensei system in 2007 was documented via a letter to file rather than being cleared by the FDA. During its review of a 510(k) application currently pending before the agency on other technology, the FDA requested additional information regarding features which we are currently marketing based on our letter-to-file approach, primarily the IntelliSense feature, and concluded that 510(k) clearance is required for the IntelliSense modification. We are pursuing this clearance as part of our pending 510(k) application.

There can be no assurance that 510(k) clearance for our IntelliSense technology will be received in a timely fashion, if at all, and the FDA may requires us to recall and to stop marketing our products as modified or to disable the IntelliSense feature pending its clearance which would significantly harm our ability to sell our products and cause harm to our existing customer relationships and business. Even if we are not required to take such action, delays in obtaining clearances or approvals for features such as IntelliSense would adversely affect our ability to introduce enhanced products in a timely manner and would harm our revenue and operating results. The FDA could also take other enforcement action, including but not limited to, issuing a warning letter relating to our decision to implement the IntelliSense feature and other product modifications via a letter to file rather than submission of a new 510(k) notice.

If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

While we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many healthcare laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to healthcare fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or whose products are frequently used off-label;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	federal self-referral laws, such as STARK, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibits submission of a claim for reimbursement pursuant to a prohibited referral; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare and Medicaid Programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 15, 2008, our stock price has fluctuated from a low of $10.02 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•	the announcement of our operating results, including the number of our Sensei systems installed during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacturer our products to commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Securities analysts may not continue, or additional securities analysts may not initiate, coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

Currently, several securities analysts provide research coverage of our common stock. Several analysts have already published statements that do not portray our technology, products or procedures using our products in a positive light. If we are unable to educate those who publicize such reports about the benefits we believe our technology provides, or if one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If sufficient securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. It may be difficult for companies such as ours, with smaller market capitalizations, to attract and maintain sufficient independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 38.6 percent of the outstanding shares of our common stock as of December 31, 2007. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Pursuant to our agreement with Silicon Valley Bank, or SVB, we must obtain SVB’s prior written consent in order to pay any dividends on our common stock.

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

Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5 percent stockholders, which may be subject to volume limitations, and shares issued in connection with our acquisition of AorTx. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we were required to perform a system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result of our compliance with Section 404, we have incurred and will continue to incur substantial accounting expense and expend significant management efforts and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure continuing compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease approximately 40,741 square feet of manufacturing and office space in Mountain View, California. The Mountain View facility is subleased from PalmOne, Inc. and our lease expires in June 2008. In July 2007, the Company entered into a lease for 63,000 square feet of new office and laboratory facilities in Mountain View, California. The lease begins in December 2007 and ends in November 2014, but the Company has an option to extend the lease until approximately November 30, 2019.

ITEM 3.	LEGAL PROCEEDINGS

On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with us that we believe establishes our ownership of all intellectual property in medical robots developed by the parties during performance of the agreements and misappropriated our trade secrets and has revealed confidential information of ours to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. On October 12, 2007, Luna filed a First Amended Cross-Complaint, asserting claims for misappropriation of trade secrets and breach of the parties’ agreements. Luna has also indicated its intention to amend its cross-complaint against us to challenge the inventorship of several patent applications we filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The NASDAQ Global Market under the symbol “HNSN.”

As of February 15, 2008, there were approximately 350 holders of record of our common stock and 21,971,644 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the period since our initial public offering on November 16, 2006 through December 31, 2007. Prior to that date, there was no identifiable public market for our common stock.

	Price Range
	High	Low

Fiscal 2006
Fourth Quarter (from November 16, 2006)	$14.40	$10.02
Fiscal 2007
First Quarter	22.67	11.66
Second Quarter	26.69	17.60
Third Quarter	29.15	17.97
Fourth Quarter	39.32	24.62

The closing price for our common stock as reported by the NASDAQ Global market on February 15, 2007 was $18.59 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2007:

Equity Compensation Plan Information

Number of
	Number of				Securities
	Securities to be				Remaining Available
	Issued Upon		Weighted-Average		for Issuance Under
	Exercise of		Exercise Price of		Equity Compensation
	Outstanding		Outstanding		Plans (Excluding
	Options, Warrants		Options, Warrants		Securities
	and Rights		and Rights		Reflected in Column
Plan Category	(a)		(b)		(a))(c)

Equity compensation plans approved by security holders	2,983,056	(1)	$12.41	(2)	1,532,379	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,983,056		$12.41		1,532,379

(1)	Includes 2,960,556 shares issuable upon exercise of outstanding options and 22,500 shares issuable upon settlement of unvested restricted stock units.

(2)	Does not take into account restricted stock units, which have no exercise price.

(3)	On January 1st of each year, the number of authorized shares under (a) the 2006 Equity Incentive Plan automatically increases by a number of shares equal to the lesser of (i) 3,500,000 shares, (ii) 4% of the outstanding shares on December 31st of the preceding calendar year, and (iii) such other number as determined by the board of directors and (b) the 2006 Employee Stock Purchase Plan automatically increases by a number of shares equal to the lesser of (i) 2% of the outstanding shares on December 31st of the preceding calendar year, and (ii) such other number as determined by the board of directors.

Recent Sales of Unregistered Securities

From January 1, 2007 through December 31, 2007, we sold and issued the following unregistered securities:

•	In November 2007 we issued 140,048 shares of common stock pursuant to our acquisition of AorTx, Inc. This sale and issuance was exempt from registration under the Securities Act of 1933, as amended, by virtue of an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

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

We currently intend to use the aggregate net proceeds of $78.3 million from our initial public offering as follows:

•	Approximately $18.0 million for sales, marketing and general administrative activities;

•	Approximately $15.0 million for research and product development activities;

•	Approximately $8.0 million for capital equipment and tenant improvements; and

•	The remainder to fund working capital and other general corporate purposes.

Management has broad discretion over the uses of the proceeds of the initial public offering. As of December 31, 2007, approximately $42.5 million of the aggregate net proceeds remained invested in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts. Of the proceeds used, we have used approximately $16.4 million for sales, marketing and general administrative activities, $12.8 million for research and product development activities, $1.5 million for capital equipment and tenant improvements and $5.1 million for the acquisition of AorTx.

No payments were made to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases of Equity Securities

None.

Performance Graph1

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

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN
Among Hansen Medical, Inc, the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

	November 16,	December 31,	December 31,
	2006	2006	2007
Hansen Medical, Inc	$100.00	$94.59	$245.41
NASDAQ Composite	100.00	102.56	112.06
NASDAQ Medical Equipment	100.00	101.95	133.94

1 This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Fiscal Years
	2007(1)(2)	2006(1)	2005(3)	2004	2003
	(In thousands, except per share data)

Operations:
Revenues	$10,085	$—	$—	$—	$—
Loss from operations	(53,602)	(26,683)	(21,664)	(7,294)	(3,984)
Net loss	(50,421)	(26,004)	(21,403)	(7,089)	(3,952)
Basic and diluted net loss per share	(2.33)	(7.09)	(19.14)	(9.15)	(8.13)
Shares used to compute basic and diluted net loss per share	21,603	3,670	1,118	775	486
Financial Position:
Cash and cash equivalents	30,404	88,911	15,561	1,604	3,527
Short-term investments	18,148	989	20,341	13,836	1,325
Working capital	47,569	86,393	33,175	15,364	4,678
Total assets	59,901	92,790	37,641	16,863	5,261
Long-term debt	1,208	3,309	4,917	—	—
Redeemable convertible preferred stock	—	—	61,316	27,700	9,410
Accumulated deficit	(109,435)	(59,014)	(33,010)	(11,607)	(4,518)
Stockholders’ equity (deficit)	49,064	84,772	(32,343)	(11,568)	(4,496)

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2007 and 2006 include the impact of SFAS 123R stock-based compensation charges, which were not present in prior years. Refer to Notes 2 and 9 of our Notes to the Financial Statements.

(2)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of our first revenues and the related cost of goods sold, neither of which had occurred in prior years and also include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

(3)	Loss from operations, net loss and basic and diluted net loss per share for 2005 include the impact of the write-off of acquired in-process research and development related to the acquisition of the assets of endoVia of $4.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan catheter will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with previously existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Senseitm Robotic Catheter System, or Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2007, we had an accumulated deficit of $109.4 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007.

We market our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We are increasing our manufacturing capacity to enable production of commercial quantities of our Sensei system and Artisan catheter.

In April 2007, we entered into development and marketing agreements with St. Jude Medical, Inc., or St. Jude. Pursuant to these agreements, we have introduced our CoHesiontm 3D Visualization Interface, or CoHesion Interface, which integrates our Sensei system with St. Jude’s Ensite® system. Under the agreements, we are solely responsible for obtaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions.

In November 2007, we acquired AorTx, Inc., or AorTx, an early stage company developing heart valves to be delivered in minimally invasive surgery by catheters through the skin and blood vessels, which is known as “percutaneous” delivery. We believe that the intellectual property we acquired in this acquisition will facilitate the expansion of our Sensei system into the developing market for percutaneous heart valve replacement. Under the terms of our agreement with AorTx, we acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock plus cash consideration of approximately $4.5 million and forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock.

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

While our significant accounting policies are fully described in Note 2 to our Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

Our revenues are primarily derived from the sale of our Sensei system and the associated Artisan catheters. Our policy is based on American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2. Under our policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

•	Delivery.

•	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence of fair value, or VSOE, and defer revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When we can establish VSOE for undelivered elements in a sale but not for delivered elements, we use the residual method to recognize revenue. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When we are not able to reasonably determine the price of an undelivered element, we cannot establish VSOE and we defer the entire arrangement fee until all elements are delivered. If we cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS.

•	Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. We are currently the only party capable of installing our Sensei system and training doctors as to its proper use. Sales contracts for our systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As we are not currently able to reliably estimate the fair value of these services based on VSOE, we currently defer all system revenues until training and installation are completed.

•	Disposable Products. Ownership of our Artisan catheters and other disposable products typically passes to our customers upon shipment, at which time delivery is deemed to be complete.

•	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, we defer all related revenue until the contingency is resolved.

•	Collectibility. Our sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under our standard warranty. If such rights were allowed, we would defer all related revenues until such rights expired.

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

Net Operating Loss Carryforwards

At December 31, 2007, we had federal and California net operating loss carryforwards of approximately $84.6 million and $73.4 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2013 through 2027 if not utilized. Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net operating loss carryforwards in any fiscal year may be significantly limited.

endoVia Acquisition Accounting

In March 2005, we acquired the assets of endoVia Medical, Inc., or endoVia. The assets purchased were principally intellectual property, including a portfolio of more than 30 issued and pending patents and patent applications. Under the terms of the purchase agreement, shareholders of endoVia received a cash payment of $1.6 million and 567,246 shares of our Series B preferred stock which subsequently converted upon our initial public offering into 567,246 shares of our common stock. There were also transaction costs of $0.2 million. This transaction resulted in a $4.7 million charge for the intellectual property acquired in the quarter ended March 31, 2005. Since there was no market for our equity at the time of the transaction, management had to make significant assumptions and judgments in determining the valuation of the Series B preferred stock.

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

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues for 2008 will be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007. In any event, revenues in 2008 will not significantly reduce our continued losses resulting from our selling, general and administrative costs and our research and development and other activities.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis for 2008 will continue to vary significantly from quarter to quarter as manufacturing levels fluctuate, as we scale up both our in-house manufacturing and contract manufacturing processes to full commercial levels and as we move into our new manufacturing facilities.

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

Acquired In-process Research and Development

Acquired in-process research and development consists of in-process research and development acquired in our acquisitions of AorTx and the assets of endoVia. As the acquired research and development in both transactions had not reached the stage of technological feasibility and had no alternative future use, these amounts were immediately written off.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Revenues	$10,085	$—	$10,085	N/A

In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007. In 2007, our revenues related to six system shipments to Europe and nine systems to the United States at an average selling price of $625,000 per unit. Revenues also include the sales of disposable products for use with the Sensei system. We expect revenues for 2008 to increase over 2007 levels, but to be difficult to predict as we are still in the early stage of our commercial launch and face both sales and manufacturing challenges.

Cost of Goods Sold

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Cost of goods sold	$9,138	$—	$9,138	N/A
As a percentage of revenues	90.6%	N/A

In conjunction with our first revenues, we recorded our first cost of goods sold in the second quarter of 2007. Cost of goods sold for 2007 included a non-recurring milestone royalty charge of $0.4 million. During 2007 the Company sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.7 million. Cost of goods sold for 2007 also included non-cash stock-based compensation expense of $379,000. We expect cost of goods sold to fluctuate materially both as a percentage of revenue and in dollars in 2008 as manufacturing levels fluctuate, we scale up our manufacturing and contract manufacturing processes to full commercial levels and as we move into our new manufacturing facilities.

Operating Expenses

Research and Development

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Research and development	$19,020	$16,561	$2,459	15%

Prior to the second quarter of 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for 2007 included development-stage manufacturing expenses of $1.0 million, all of which were incurred during the first quarter of 2007. Research and development expenses for 2006 included development-stage manufacturing expenses of $2.5 million and provisions for inventory valuation of $1.3 million. The remaining change in research and development expenses for 2007 compared to 2006 was primarily due to the following:

•	An increase in employee-related expenses of $2.3 million related to an increase of 21 in research and development headcount;

•	An increase in stock-based compensation expenses of $1.5 million due to our larger employee base, the effect of our prospective adoption of SFAS No. 123R, the effect of increases in the price of our common stock and the start of our 2006 Employee Stock Purchase Plan, or ESPP;

•	An increase of $2.0 million in outside services, materials and overhead expenses; and

•	A decrease in the cost of licensed technology of $0.4 million.

Included in total research and development expenses in 2007 was $2.4 million of non-cash stock-based compensation expenses compared to $0.9 million in 2006. We expect our research and development expenses to increase in 2008 as we continue development of our Sensei system and the disposable Artisan catheter for the electrophysiology market and other future potential applications and continue our development of the AorTx valve technology.

Selling, General and Administrative

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Selling, general and administrative	$24,179	$10,122	$14,057	139%

Selling, general and administrative expenses increased in 2007 compared to 2006 primarily due to the following:

•	An increase of $5.8 million in employee-related expenses, including sales commissions and traveling expenses, associated with an increase in sales and marketing headcount of 23 and an increase in general and administrative headcount of 9;

•	An increase of $3.2 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio and other intellectual property related legal expenses and accounting and legal fees necessary to operate as a public company;

•	An increase in stock-based compensation expenses of $3.5 million due to our larger employee base, the effect of our prospective adoption of SFAS No. 123R, the effect of increases in the price of our common stock and the start of our ESPP;

•	An increase of $1.0 million in supplies, equipment and overhead expenses; and

•	An increase of $0.6 million in non-compensation marketing expenses.

Included in selling, general and administrative expenses in 2007 was $5.3 million of non-cash stock-based compensation expenses compared to $1.8 million in 2006. We expect our selling, general and administrative expenses to increase in 2008 primarily due to the costs associated with the commercial launch of our Sensei system and disposable Artisan catheter products, increased headcount necessary to support our continued growth in operations, increased employee non-cash stock-based compensation expenses and the lease costs for our new facility, all of which is being charged to selling, general and administrative expenses prior to its being ready for us to move in.

Acquired in-process research and development

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Acquired in-process research and development	$11,350	$—	$11,350	N/A

Acquired in-process research and development for 2007 consists of in-process research and development acquired in our acquisition of AorTx. Under the terms of our agreement with AorTx, we acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock plus cash consideration of approximately $4.5 million and forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million upon achievement of regulatory clearances and revenue and partnering milestones.

Interest Income

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Interest income	$3,672	$1,631	$2,041	125%

Interest income increased for 2007 compared to 2006 primarily due to increased cash, cash equivalents and short-term investments balances in 2007 as compared to 2006, due primarily to the net $78.3 million raised in our initial public offering in November 2006. We expect our quarterly interest income to decrease in the future as we use the proceeds of our initial public offering to fund our operations.

Interest Expense

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Interest expense	$(482)	$(647)	$165	(26)%

Interest expense decreased for 2007 as compared to 2006 primarily due to the lowering of the debt balances as we pay down our long-term loan. Assuming we do not incur additional indebtedness, we expect our interest expense to decrease in 2008 as we continue to reduce our long-term debt.

Other Expense

	Year Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Other expense	$(9)	$(305)	$296	(97)%

Other expense consisted of realized foreign exchange losses in 2007. Other expense in 2006 consisted of the change in the carrying value of warrants to purchase redeemable convertible preferred stock.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating Expenses

Research and Development

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Research and development	$16,561	$12,549	$4,012	32%

Research and development expenses increased in 2006 compared to 2005 primarily due to the following:

•	An increase in employee-related expenses of $2.4 million related to an increase of 15 in headcount;

•	An increase in stock-based compensation expenses of $0.7 million due to the granting of employee stock options below fair value, the adoption of SFAS 123R and non-employee stock compensation;

•	An increase of $0.7 million in materials, supplies and clinical testing expenses as we continued to increase development activities: and

•	A decrease of $0.7 million due to a non-recurring charge for our cross license agreement with Intuitive.

Included in research and development expenses during 2006 was $0.9 million of non-cash stock-based compensation compared to $0.2 million in 2005.

Selling, General and Administrative

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Selling, general and administrative	$10,122	$4,382	$5,740	131%

Selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to the following:

•	An increase of $1.5 million in employee-related expenses, associated with an increase of 10 in headcount;

•	An increase stock-based compensation expenses of $1.5 million due to the granting of employee stock options below fair value, the adoption of SFAS 123R and non-employee stock compensation;

•	An increase of $1.7 million in professional service fees, which include non-capitalizable costs related to our initial public offering in November 2006, other legal fees, IT consulting and other consulting fees; and

•	An increase of $0.6 million in marketing expenses.

Included in selling, general and administrative expenses during 2006 was $1.8 million of non-cash stock-based compensation compared to $0.3 million in 2005.

Acquired in-process research and development

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Acquired in-process research and development	$-	$4,733	$(4,733)	(100)%

Acquired in-process research and development for 2005 consists of a charge of $4.7 million for acquired intellectual property related to the acquisition of the assets of endoVia. Under the terms of the purchase agreement, shareholders of endoVia received a cash payment of $1.6 million and 567,246 shares of our Series B preferred stock which subsequently converted upon our initial public offering into 567,246 shares of our common stock.

Interest Income

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Interest income	$1,631	$427	$1,204	282%

Interest income increased in 2006 compared to 2005 primarily due to increased cash, cash equivalents and short-term investments balances in 2006 as compared to 2005, due primarily to the $30.1 million Series C preferred stock financing which closed in the fourth quarter of 2005 and, to a lesser extent, the proceeds from our initial public offering which closed in November 2006.

Interest Expense

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Interest expense	$(647)	$(130)	$(517)	398%

Interest expense increased in 2006 compared to 2005 due to the full year impact of the interest on the outstanding debt related to a loan agreement entered into in August 2005.

Other Expense

	Year Ended
	December 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Other expense	$(305)	$(36)	$(269)	747%

Other expense consisted of the change in carrying value of warrants to purchase redeemable convertible preferred stock issued in 2005. The increase in 2006 compared to 2005 was due to the increase in the value of the underlying redeemable convertible preferred stock in 2006 leading up to the initial pubic offering and the warrants being outstanding for the full year.

Liquidity and Capital Resources

	2007	Change	2006	Change	2005

Cash and cash equivalents	$30,404	$(58,507)	$88,911	$73,350	$15,561
Short-term investments	18,148	17,159	989	(19,352)	20,341

Total cash, cash equivalents and short-term investments	$48,552	$(41,348)	$89,900	$53,998	$35,902

Cash used in operating activities	$(33,108)	$(11,138)	$(21,970)	$(8,085)	$(13,885)
Cash provided by (used in) investing activities	(24,380)	(42,156)	17,776	26,635	(8,859)
Cash provided by (used in) financing activities	(1,019)	(78,563)	77,544	40,843	36,701

Net increase (decrease) in cash and cash equivalents	$(58,507)	$(131,857)	$73,350	$59,393	$13,957

We have incurred losses since our inception in September 2002 and, as of December 31, 2007 we had an accumulated deficit of $109.4 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million after expenses and underwriters’ discounts and commissions and including the exercise of the underwriters’ over-allotment option. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily reflects the net loss for those periods excluding the acquired in-process research and development expenses, partially offset by non-cash charges such as depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities in 2007 was negatively impacted by the increase in accounts receivable and inventory balances necessitated by our beginning of commercial sales of our Sensei system and Artisan catheter, and was positively impacted by the increase in our accounts payable and accrued liability accounts as our increased operations require higher levels of purchasing.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to the proceeds and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invest in the infrastructure of our growing company. Investing activities in 2007 included the acquisition of AorTx.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2007 was mainly attributable to repayments of long-term debt, partially offset by receipts from stock option exercises and our employee stock purchase plan. Net cash provided by financing activities was mainly attributable to the issuance of common shares in our initial public offering in 2006 and the issuance of Series C preferred stock and proceeds from debt financing in 2005.

Operating Capital and Capital Expenditure Requirements

We are in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we continue to commercialize our products, develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform.

We recognized our first revenues in 2007 and do not expect to generate net income in 2008. We believe our existing cash, cash equivalents and investment balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next year. However, we may require additional capital beyond our currently forecasted amounts and, if our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into a credit facility. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, such as our Sensei system and disposable Artisan catheter, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to continue the development of new products and the expanded commercialization of existing products. Our future capital requirements will depend on many factors, including but not limited to the following:

•	The success of our research and development efforts;

•	The expenses we incur in selling and marketing our products;

•	Our ability to produce products to meet customer demand;

•	The costs and timing of future regulatory clearances;

•	The revenue generated by sales of our current and future products;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	The acquisition of businesses, products and technologies.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease — real estate	$12,877	$2,075	$3,504	$3,622	$3,676
Debt	3,581	2,332	1,249	—	—

Total	$16,458	$4,407	$4,753	$3,622	$3,676

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to the lease for our corporate headquarters in Mountain View, California. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. There also may be minimum royalty obligations under the terms of our cross license agreement with Intuitive. Our agreement to acquire AorTx included possible future payments of up to $30.0 million payable upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for us beginning in the first quarter of 2008. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 will become effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations, or SFAS 141(R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) will become effective for us on January 1, 2009. We are currently evaluating the impact that SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for us beginning in the first quarter of 2009. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2007, the fair value of our cash, cash equivalents and short-term investments was approximately $48.6 million, all of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hansen Medical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting included in section 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits, which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 27, 2008

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$30,404	$88,911
Short-term investments	18,148	989
Accounts receivable, net of allowance of $26	4,003	—
Inventories	2,982	290
Prepaids and other current assets	1,397	754

Total current assets	56,934	90,944
Property and equipment, net	2,672	1,706
Restricted cash	105	90
Long-term deposits	190	50

Total assets	$59,901	$92,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,956	$1,163
Accrued liabilities	4,083	1,474
Deferred revenue	225	—
Current portion of long-term debt	2,101	1,914

Total current liabilities	9,365	4,551
Deferred rent, net of current portion	13	58
Deferred revenue, net of current portion	143	—
Long-term debt, net of current portion	1,208	3,309
Other long-term liabilities	108	100

Total liabilities	10,837	8,018

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 21,961,811 and 21,505,563 shares at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	158,607	144,130
Deferred stock-based compensation	(167)	(346)
Accumulated other comprehensive income	57	—
Accumulated deficit	(109,435)	(59,014)

Total stockholders’ equity	49,064	84,772

Total liabilities and stockholders’ equity	$59,901	$92,790

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$10,085	$—	$—
Cost of goods sold	9,138	—	—

Gross profit	947	—	—

Operating expenses:
Research and development	19,020	16,561	12,549
Selling, general and administrative	24,179	10,122	4,382
Acquired in-process research and development	11,350	—	4,733

Total operating expenses	54,549	26,683	21,664

Loss from operations	(53,602)	(26,683)	(21,664)
Interest income	3,672	1,631	427
Interest expense	(482)	(647)	(130)
Other expense	(9)	(305)	(36)

Net loss	$(50,421)	$(26,004)	$(21,403)

Basic and diluted net loss per share	$(2.33)	$(7.09)	$(19.14)

Shares used to compute basic and diluted net loss per share	21,603	3,670	1,118

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

						Deferred
						Stock-	Accumulated		Total
	Redeemable Convertible					based	Other		Stock-
	Preferred				Additional	Employee	Compre-	Accumu-	holders’
	Stock		Common Stock		Paid-In	Compen-	hensive	lated	Equity
	Shares	Amount	Shares	Amount	Capital	sation	Loss	Deficit	(Deficit)
	(In thousands, except share and per share data)
Balances, December 31, 2004	6,751,894	$27,700	1,418,249	$—	$62	$—	$(23)	$(11,607)	$(11,568)
Issuance of Series B redeemable convertible preferred stock	699,382	3,639	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock	4,903,466	29,977	—	—	—	—	—	—	—
Repurchase of unvested shares	—	—	(33,439)	—	(10)	—	—	—	(10)
Vesting of restricted common stock	—	—	—	—	57	—	—	—	57
Exercise of stock options	—	—	210,578	—	57	—	—	—	57
Deferred compensation related to employee stock options	—	—	—	—	2,389	(2,389)	—	—	—
Amortization of deferred stock-based employee compensation	—	—	—	—	—	219	—	—	219
Stock-based compensation related to option modifications	—	—	—	—	99	—	—	—	99
Nonemployee stock-based compensation	—	—	—	—	198	—	—	—	198
Comprehensive loss:									—
Net loss	—	—	—	—	—	—	—	(21,403)	(21,403)
Change in unrealized loss on investments	—	—	—	—	—	—	8	—	8

Total comprehensive loss									(21,395)

Balances, December 31, 2005	12,354,742	61,316	1,595,388	—	2,852	(2,170)	(15)	(33,010)	(32,343)
Vesting of restricted common stock	—	—	—	—	175	—	—	—	175
Reclassification of amounts due to shareholders for fractional shares upon reverse stock split	—	—	—	—	(1)	—	—	—	(1)
Exercise of stock options	—	—	367,933	—	153	—	—	—	153
Issuance of common stock in initial public offering (“IPO”), net of discounts, commissions and issuance costs of $7,997	—	—	7,187,500	1	78,252	—	—	—	78,253
Conversion of preferred stock to common stock in connection with the IPO	(12,354,742)	(61,316)	12,354,742	1	61,315	—	—	—	61,316
Reclassification of liability for Series B preferred stock warrants upon IPO	—	—	—	—	549	—	—	—	549
Amortization of deferred stock-based employee compensation	—	—	—	—	—	600	—	—	600
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(1,224)	1,224	—	—	—
Nonemployee stock-based compensation	—	—	—	—	414	—	—	—	414
Employee share-based compensation expense recognized under SFAS No. 123R, net of cancellations	—	—	—	—	1,645	—	—	—	1,645
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,004)	(26,004)
Change in unrealized loss on investments	—	—	—	—	—	—	15	—	15

Total comprehensive loss									(25,989)

Balances, December 31, 2006	—	—	21,505,563	2	$144,130	(346)	—	(59,014)	84,772
Exercise of stock options	—	—	199,564	—	367	—	—	—	367
Issuance of common stock pursuant to the employee stock purchase plan	—	—	74,345	—	929	—	—	—	929
Net exercise of warrants to purchase common stock	—	—	42,291	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of AorTx, Inc.	—	—	140,048	—	5,224	—	—	—	5,224
Change in estimated IPO costs	—	—	—	—	127	—	—	—	127
Amortization of deferred stock-based employee compensation	—	—	—	—	—	118	—	—	118
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(61)	61	—	—	—
Nonemployee stock-based compensation	—	—	—	—	1,637	—	—	—	1,637
Employee share-based compensation expense recognized under SFAS No. 123R, net of cancellations	—	—	—	—	6,254	—	—	—	6,254
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(50,421)	(50,421)
Change in unrealized loss on investments	—	—	—	—	—	—	41	—	41
Translation adjustment	—	—	—	—	—	—	16	—	16

Total comprehensive loss									(50,364)

Balances, December 31, 2007	—	$—	21,961,811	$2	$158,607	$(167)	$57	$(109,435)	$49,064

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(50,421)	$(26,004)	$(21,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	11,350	—	4,773
Depreciation and amortization	1,337	851	331
Stock-based compensation	8,010	2,659	516
Amortization of preferred stock warrants	58	62	13
Provision for doubtful accounts	26	—	—
Change in carrying value of warrant liability	—	305	36
Common stock issued and vested for intellectual property and license agreement	—	175	57
Preferred stock issued and expensed for asset purchase and license agreement	—	—	730
Changes in operating assets and liabilities:
Accounts receivable	(4,009)	—	—
Inventories	(2,692)	(290)	—
Prepaids and other current assets	(725)	(154)	(31)
Other long-term assets	(161)	—	10
Accounts payable	1,153	118	473
Accrued liabilities	2,626	334	527
Deferred revenue	368	—	—
Deferred rent	(74)	(71)	115
Other long-term liabilities	46	45	8

Net cash used in operating activities	(33,108)	(21,970)	(13,885)

Cash flows from investing activities
Purchase of property and equipment, net	(2,264)	(1,581)	(485)
Payment for purchase of AorTx, Inc., net of cash acquired	(5,089)	—	—
Payment for purchase of assets of endoVia	—	—	(1,853)
Proceeds from sales and maturities of short-term investments	12,100	21,856	17,199
Purchase of short-term investments	(29,112)	(2,489)	(23,695)
Restricted cash	(15)	(10)	(25)

Net cash provided by (used in) investing activities	(24,380)	17,776	(8,859)

Cash flows from financing activities
Proceeds from loans payable	—	380	6,620
Repayments of loans payable	(1,939)	(1,727)	—
Proceeds from issuance of common stock, net of issuance costs	(317)	78,695	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	30,006
Proceeds from exercise of common stock options	321	211	85
Proceeds from employee stock purchase plan	929	—	—
Repurchase of unvested shares	(13)	(15)	(10)

Net cash provided by (used in) financing activities	(1,019)	77,544	36,701

Net increase (decrease) in cash and cash equivalents	(58,507)	73,350	13,957
Cash and cash equivalents at beginning of year	88,911	15,561	1,604

Cash and cash equivalents at end of year	$30,404	$88,911	$15,561

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$438	$540	$69
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for purchase of AorTx, Inc.	5,224	—	—
Net exercise of warrants to purchase common stock	549	—	—
Conversion of preferred stock to common stock	—	61,316	—
Reclassification of preferred warrants to common warrants	—	549	—
Issuance of redeemable convertible preferred stock warrants	—	—	208
Deferred stock-based compensation, net of cancellations	(61)	(1,224)	2,389

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	Formation and Business of the Company

Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. They Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds, after expenses and underwriters’ discounts and commissions, of $78.3 million.

Prior to the second quarter of 2007, the Company was a development stage company that devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations and exiting the development stage. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in May 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany. Both subsidiaries were established for the purpose of marketing the Company’s products in Europe.

In November 2007 the Company acquired AorTx, Inc. (“AorTx”), an early stage company developing heart valves to be delivered by catheters using minimally invasive techniques, through the skin and blood vessels, which is known as “percutaneous” delivery. AorTx was a development stage company and its products have not received FDA clearance or CE mark approval. There can be no assurance that such clearances or approvals will be obtained for the uses proposed by the Company, and the benefits of the AorTx acquisition may not be realized at all or to the extent anticipated by management and certain financial or industry analysts.

From inception to December 31, 2007, the Company has incurred losses totaling approximately $109.4 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into a credit facility, and the Company may require additional capital beyond currently forecasted amounts. Such additional financing may not be available on a timely basis on terms acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation. The in-process research and development acquired when the Company purchased the assets of endoVia Medical, Inc. in 2005 has been reclassified from research and development expense to acquired in-process research and development.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

Revisions to Fiscal Year 2005 Cash Flow Presentation

The consolidated cash flow statement for the year ended December 31, 2005 has been revised from that previously reported in the Company’s 2006 Annual Report on Form 10-K and its Form S-1/A filed in November 2006 to correct the classification of the cash paid for the acquired in-process research and development acquired with the assets of endoVia Medical, Inc. in March 2005 of approximately $1.9 million. The Company had previously incorrectly presented in its 2006 Annual Report on Form 10-K and S-1/A filed in November 2006 the cash payment as an operating cash outflow (as part of the net loss for the year) which resulted in an overstatement of the reported amount of cash used in operating activities with a corresponding understatement of the cash used in investing activities. This item has been revised in this Form 10-K. The impact on the Company’s cash flow data is as follows (in thousands):

	As Previously
	Reported	As Revised

Year ended December 31, 2005
Net cash used in operating activities	$(15,738)	$(13,885)
Net cash used in investing activities	$(7,006)	$(8,859)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at two financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company had five customers who constituted 31%, 17%, 17%, 16% and 16%, respectively, of the Company’s net accounts receivable at December 31, 2007. Two customers accounted for 13% and 12%, respectively, of revenues in 2007. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2007, the Company has not experienced any losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. In November 2007 the Company acquired AorTx, an early stage company developing heart valves to be delivered by catheters using minimally invasive techniques, through the skin and blood vessels, which is known as “percutaneous” delivery. AorTx is a development stage company and its products have not received FDA clearance or CE mark approval. There can be no assurance that the AorTx technology or other new products the Company develops in the future will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of catheter-based procedures in the medical technology field.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated Artisan catheter. The Company’s revenue recognition policy is based on American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

•	Delivery.

•	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence of fair value (“VSOE”) and defers revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements, price lists or stated renewal rates for the element. When the Company can establish VSOE for undelivered elements in a sale but not for delivered elements, the residual method is used to recognize revenue. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When the Company cannot reasonably determine the price of an undelivered element, the Company cannot establish VSOE and the entire arrangement fee is deferred until all elements are delivered. If the Company cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS.

•	Systems. Typically, ownership of the Sensei system passes to customers upon shipment. The Company is currently the only party capable of installing the Sensei system and training doctors as to its proper use. Sales contracts for systems typically include installation and training. These services are not as yet offered on a stand-alone basis. As the Company is not currently able to reliably estimate the fair value of these services based on VSOE, all system revenues are currently deferred until training and installation are completed.

•	Disposable Products. Ownership of the Artisan catheter and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

•	Sales Price Fixed and Determinable. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, all related revenue is deferred until the contingency is resolved.

•	Collectibility. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Short-Term Investments

The Company considers all investments with maturities greater than three months and less than one year at the time of purchase as short-term investments and classifies them as available-for-sale. The Company also considers certain investments with maturities greater than one year but which are also held for liquidity purposes and are available for sale as short-term investments. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses included in other comprehensive income within stockholders’ equity (deficit) on the balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income. Interest and dividends on securities classified as available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

As of December 31, 2007
Corporate securities	$18,107	$55	$(14)	$18,148

As of December 31, 2006
Corporate securities	$989	$—	$—	$989

Realized gains and losses to date have not been material. The Company’s securities mature at various dates through April 2009, with $12.0 million maturing within one year of December 31, 2007.

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

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period.

In accordance with the provisions of the minimum value method prescribed by SFAS 123, the weighted average per share fair value of options granted to employees was $2.70 in 2005.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, proceeds from the Company’s employee stock purchase plan, unvested common shares subject to repurchase, unvested restricted stock, redeemable convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net loss	$(50,421)	$(26,004)	$(21,403)

Weighted-average common shares outstanding	21,722	3,921	1,541
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(119)	(251)	(423)

Shares used to calculated basic and diluted net loss per share	21,603	3,670	1,118

Basic and diluted net loss per share	$(2.33)	$(7.09)	$(19.14)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Years Ended December 31,
	2007	2006	2005

Redeemable convertible preferred stock	—	—	12,355
Stock options outstanding	2,960	1,922	1,072
Unvested restricted stock units	23	—	—
Proceeds from employee stock purchase plan	15	—	—
Warrants to purchase redeemable convertible preferred stock	—	—	59
Warrants to purchase common stock	—	59	—
Unvested common shares subject to repurchase	71	180	131
Unvested restricted common stock	—	—	196

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) will become effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Company beginning in the first quarter of 2009. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

3.	Balance Sheet Components

Inventories, net (in thousands)

	December 31,
	2007	2006

Raw materials	$1,704	$225
Work in process	1,278	65

Inventories, net	$2,982	$290

Property and equipment, net (in thousands)

	December 31,
	2007	2006

Laboratory equipment	$3,042	$1,929
Computer equipment and software	1,754	754
Furniture and fixtures	28	24
Leasehold improvements	525	374

	5,349	3,081
Less: Accumulated depreciation and amortization	(2,677)	(1,375)

Property and equipment, net	$2,672	$1,706

Depreciation and amortization expense was $1,340,000, $851,000 and $331,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued liabilities (in thousands)

	December 31,
	2007	2006

Accrued expenses	$732	$569
Accrued compensation	325	145
Accrued vacation	789	451
Accrued professional fees	260	222
Accrued warranty costs	537	—
Accrued royalties	452	—
Accrued commissions	379	—
Accrued employee stock purchase plan liability	351	—
Accrued acquisition costs	172	—
Current portion of deferred rent	86	87

Total	$4,083	$1,474

4.	Asset Purchases

endoVia Medical, Inc.

In March 2005, the Company purchased the assets of endoVia Medical, Inc. under the terms of an asset purchase agreement. The assets purchased were principally intellectual property, including issued and pending patents and patent applications. Under the terms of the purchase agreement, shareholders of endoVia Medical received a cash payment of $1.6 million and 567,000 shares of Series B redeemable convertible preferred stock valued at $3.0 million based on the fair value of the stock as determined by the Company’s board of directors at the time of issuance. The total purchase price, which included transaction costs of $0.2 million, was recognized as acquired in-process research and development expense as the technology feasibility had not been established and the technology had no alternative future use.

AorTx, Inc.

On November 1, 2007, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with AorTx. The acquisition was completed on November 15, 2007. AorTx is a privately held early stage developer of “percutaneous” or catheter-based valve technology. The acquisition was accounted for as an acquisition of assets as the operations of AorTx did not meet the definition of a business as defined in Emerging Issues Task Force Issue No. 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. Assets acquired and liabilities assumed were recorded at their estimated fair values. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, to the extent that the value of the merger consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired, such excess was allocated among the relative fair values of the assets acquired and no goodwill was recorded.

Under the terms of the Merger Agreement, the Company acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock plus cash consideration of approximately $4.5 million and forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million, which would be payable to AorTx stockholders upon achievement of regulatory clearances and revenue and partnering milestones. The Company did not assume any stock options or other unvested equity securities in the agreement.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

The preliminary purchase price of the acquisition was $10.5 million and was comprised of the following items (in thousands):

Cash consideration	$4,481
Forgiveness of notes payable	143
Issuance of Hansen Medical common stock	5,224
Transaction costs	685

Total	$10,533

The purchase price above does not include any provisions for contingent milestone payments of up to $30.0 million, which would be payable to AorTx stockholders upon achievement of regulatory clearances and revenue and partnering milestones. Any milestone payments would be made half in cash and half in Hansen common stock.

The fair value of the Hansen shares used in determining the purchase price was $37.30 per common share, based on the average closing price of Hansen’s common stock on the NASDAQ Global Market for the period from two trading days before through the two trading days after November 1, 2007, the date of the public announcement of the Merger Agreement.

The preliminary purchase price was allocated to the assets and liabilities acquired as follows (in thousands):

Current assets	$76
Property and equipment and other assets	51
Acquired in-process research and development	11,350
Current liabilities	(916)
Other long-term liabilities	(28)

Total	$10,533

As technological feasibility of the acquired in-process research and development has not been reached and the technology has only limited alternative future uses, the amount allocated to purchased research and development was charged to the statement of operations.

5.	Commitments and Contingencies

Operating Lease

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend the lease until approximately November 30, 2019. Rent expense on a straight-line basis was $511,000, $200,000 and $254,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, future minimum payments under the leases are as follows (in thousands):

Future Minimum Lease
Years Ended December 31,	Payments

2008	$2,075
2009	1,765
2010	1,739
2011	1,784
2012	1,838
Thereafter	3,676

Total	$12,877

Warranties

The Company generally provides a limited one-year warranty on its Sensei system. It accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability for the year ended December 31, 2007 was as follows (in thousands):

Year Ended
December 31, 2007

Balance at beginning of period	$—
Accruals for warranties issued during the period	816
Warranty costs incurred during the period	(279)

Balance at end of period	$537

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

All amounts paid prior to the second quarter of 2007, when the Company commenced commercial operations, and the value of the common stock issued were expensed to research and development expense as technology feasibility had not been established and the technology had no alternative future use. Amounts paid subsequent to the commencement of commercial operations are expensed to cost of goods sold.

In September 2005, the Company entered into a cross license agreement with Intuitive Surgical, Inc. (“Intuitive”). The agreement granted both the Company and Intuitive the right to use each other’s then-existing patents and related patent applications in certain fields of use. Under the terms of the agreement, Intuitive received 125,000 shares of Series B redeemable convertible preferred stock valued at $730,000. The Company also pays royalties to Intuitive on certain product sales and may also be required to pay Intuitive annual minimum royalties.

The value of the Series B redeemable convertible preferred stock was expensed to research and development expense as technology feasibility had not been established for the Company’s underlying product that would

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

potentially utilize the license and the there is no alternative future use. Royalties paid to Intuitive subsequent to the commencement of commercial operations are expensed to cost of goods sold.

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

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations, Inc., (“Luna”) alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with the Company that the Company believes establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated the Company’s trade secrets and has revealed confidential information of the Company to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. On October 12, 2007, Luna filed a First Amended Cross-Complaint, asserting claims for misappropriation of trade secrets and breach of the parties’ agreements. Luna has also indicated its intention to amend its cross-complaint to challenge the inventorship of several patent applications which the Company filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. The Company believes that Luna’s counterclaims are without merit and is vigorously prosecuting its own claims and defending against Luna’s counterclaims.

6.	Long-term Debt

In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provides up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The agreement allowed for interest-only payments until the termination of the financing commitment (December 2005 with respect to working capital and March 2006 with respect to equipment purchases). Upon termination of the financing commitment, each advance is repayable based on a 42-month repayment schedule bearing interest at an annual interest rate of 2% above the Prime Rate as of the funding of each advance with an additional final payment of 1.5% and 2.5% of the drawdown amounts for the equipment loan and the working capital loan, respectively. The interest rates on the debt as of December 31, 2007 ranged from 8.50% to 9.75%. The loan amounts are collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The Company drew down $6.6 million under the agreement in 2005 and an additional $0.4 million in March 2006.

In connection with the execution of the agreement, the Company issued warrants to purchase 37,499 shares of Series B redeemable convertible preferred stock. The warrants have an exercise price of $5.60 per share and expire in August 2010. The fair value of the warrants was estimated at an aggregate of $128,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 64.0%, risk free interest rate of 4.12%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as a liability and debt issuance costs and is being amortized to interest expense using the straight-line method over the loan term. A total of $33,000, $33,000 and $11,000 was amortized to interest expense during the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

In connection with the drawdowns under the agreement in September and December 2005, the Company issued warrants to purchase 21,426 shares of Series B redeemable convertible preferred stock. The warrants have an exercise price of $5.60 per share and expire on dates ranging from September 2010 to December 2010. The relative fair value of the warrants was estimated at an aggregate of $81,000 using the Black-Scholes valuation model with

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

the following assumptions: expected volatility of 64.0%, risk free interest rates ranging from 4.01% to 4.39%, expected life of five years and no dividends. The relative fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the loan term. A total of $25,000, $29,000 and $2,000 was amortized to interest expense during the year ended December 31, 2007, 2006 and 2005, respectively. In accordance with the agreement, upon the closing of the IPO, the warrants were converted into warrants to purchase common stock, with all other terms unchanged.

The fair value of the warrants to purchase preferred stock was recorded as a liability on the balance sheet and was revalued each reporting period under SFAS No. 150, with the resulting gains and losses recorded in other expense. The change in carrying value of the warrants resulted in charges of $305,000 and $36,000 for the years ended December 31, 2006 and 2005, respectively. Upon conversion of the warrants into warrants to purchase common stock, the carrying value was reclassified to stockholders’ equity. In 2007, all of the warrants issued in connection with the debt were net exercised into 42,291 shares of common stock.

As of December 31, 2007, future annual payments due on the loans are as follows (in thousands):

2008	$2,332
2009	1,249

3,581
Less: Amount representing interest	(247)

3,334
Less: Unamortized discount	(25)

3,309
Less: Current portion	(2,101)

Long Term Portion	$1,208

The fair value of the Company’s long-term debt was estimated to be $3.3 million at December 31, 2007 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

7.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2007, 2006 and 2005.

8.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2007 and 2006, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has issued shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2007, there were no unvested shares issued under restricted stock purchase agreements.

Stock Option and Equity Incentive Plans

2002 Stock Option Plan

The Company reserved a total of 4,579,009 shares of its common stock under its 2002 Stock Option Plan (the “2002 Plan”) for issuance of stock options to employees, directors and consultants of the Company. Options granted under the 2002 Plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees (including officers and directors). NSOs may be granted to Company employees and consultants. Options expire as determined by the board of directors but not more than ten years after the date of grant. Upon effectiveness of the Company’s IPO, all shares remaining available for grant under the 2002 Plan became available for grant instead under the 2006 Equity Incentive Plan. However, cancelled shares under the 2002 Plan do not become available for grant under the 2006 Equity Incentive Plan. All outstanding options granted under the 2002 Plan will continue to be administered under the 2002 Plan.

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

In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan will automatically increase on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2007, 1,532,000 shares were available for grant under the 2006 Plan.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

Option activity under both the 2002 Plan and the 2006 Plan is as follows (in thousands, except per share data):

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)	(In thousands)

Balance at December 31, 2006	1,922	$4.12
Granted	1,319	$22.40
Exercised	(210)	$1.52
Cancelled	(71)	$5.61
Balance at December 31, 2007	2,960	$12.41	7.27	$52,031

Options vested and expected to vest at December 31, 2007	2,810	$12.28	7.28	$49,743
Options vested at December 31, 2007	816	$6.24	7.41	$19,340

The total fair value of options granted to employees that vested during the year ended December 31, 2007 was $4,082,000. The total intrinsic value of options exercised during the year ended December 31, 2007 was $3,882,000.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2007, are as follows:

Options Outstanding and Exercisable			Options Exercisable and Vested
		Weighted-			Weighted
		Average			Average
		Remaining		Weighted-	Remaining
	Number of	Contractual	Number of	Average	Contractual
Exercise Price	Options	Life (Years)	Options	Exercise Price	Life (in Years)

$0.40-$2.64	931,212	7.31	450,710	$1.74	7.08
$7.76-$12.69	719,019	8.69	231,998	$7.90	8.69
$17.08-$20.25	810,550	6.24	131,930	$18.44	6.27
$24.60-$31.20	499,775	6.84	1,248	$31.20	6.86

	2,960,556	7.27	815,886	$6.24	7.41

Restricted stock unit activity under the 2006 Plan is as follows (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Restricted stock units at December 31, 2006	—
Awarded	28	—
Vested	(5)	—

Restricted stock units at December 31, 2007	23	—	1.98	$674

Early Exercise of Employee Options

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 71,000 and

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

180,000 at December 31, 2007 and 2006, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44, the cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2007, cash received for early exercise of options totaled $184,000.

2006 Employee Stock Purchase Plan

In August 2006, the Company’s board of directors approved the 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which became effective upon the Company’s IPO. Commencing on January 1, 2007, the Stock Purchase Plan allows participating employees to contribute up to 15% of their earnings, up to a maximum of $25,000, to purchase shares of the Company’s stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of the offering period or (b) 85% of the fair market value of a share of our common stock on the date of purchase. The Company’s board of directors may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering.

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

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2007, 2006 and 2005 was $1,637,000, $414,000 and $198,000, respectively. The fair value for the years ended December 31, 2007, 2006 and 2005 was calculated using the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	3.58% - 5.02%	4.53% - 5.11%	4.11% - 4.47%
Expected life (in years)	6 - 9.75	6.25 - 10	7 - 10
Expected dividends	0%	0%	0%
Expected volatility	52% - 65%	68% - 71%	71%

Stock-based Compensation Associated with Awards to Employees

Employee Stock-Based Awards Granted Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB 25, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, Accounting

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

for Stock-Based Compensation — Transition and Disclosure. Under APB 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Board determined these fair market values in good faith based on the best information available to the Board and Company’s management at the time of the grant. Although the Company believes these determinations accurately reflect the historical value of the Company’s common stock, management retroactively revised the valuation of its common stock for the purpose of calculating stock-based compensation expense for all grants after December 31, 2004. Accordingly, in the period ended December 31, 2005 for such options issued to employees, the Company recorded deferred stock-based compensation of approximately $2.4 million, net of cancellations, of which the Company amortized $119,000, $600,000 and $219,000 of stock-based compensation in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value method in accordance with the provisions of APB 25, and (b) compensation cost for all stock-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Under SFAS 123R, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. In 2007, the Company issued employee stock-based awards in the form of stock options. The weighted average estimated fair value of the employee stock options granted in 2007 was $11.25 per share.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Weighted-average expected term	5.0 - 5.47 years	5.0-5.75 years
Expected volatility	49% - 55%	56%-69%
Risk-free interest rate	3.28% - 5.01%	4.51%-5.14%
Dividend yield	0%	0%

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

Volatility.  Since the Company was a private entity for most of 2006 with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 was based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The expected volatility used for 2007 was based on the Company’s volatility as well as on that of the guideline companies.

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

As of December 31, 2007, there was $19,302,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 1.51 years.

Total Stock-based Compensation

Total stock-based compensation expense recorded under APB 25, SFAS 123R and EITF 96-18 related to options granted to employees and non-employees was allocated to cost of goods sold, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cost of goods sold	$379	$—	$—
Research and development	2,370	872	216
Selling, general and administrative	5,261	1,787	300

Total	$8,010	$2,659	$516

10.	Income Taxes

At December 31, 2007, the Company has federal and California net operating loss carryforwards of approximately $84,617,000 and $73,438,000 respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2013 through 2027 if not utilized.

The Company also has federal and California tax credit carryforwards of $2,618,000 and $2,506,000, respectively, available to offset future taxes payable. The federal credits expire beginning in 2022, while the state credits have no expiration.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carryforwards following an ownership change of the Company. Should the Company undergo such an ownership change, utilization of its carryforwards may be limited.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$33,054	$18,844
Research and development credits	4,272	2,599
Fixed assets	301	149
Stock-based compensation	1,654	96
Accruals and reserves	747	893
Intangibles	2,214	2,370

	42,242	24,951
Less: Valuation allowance	(42,242)	(24,951)

Net deferred tax asset	$—	$—

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased $17,291,000, $10,669,000 and $9,122,000 during the years ended December 31, 2007, 2006 and 2005, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005

Federal tax provision (benefit) at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	11%	4%	1%
State tax provision (benefit), net of federal impact	(3)%	(6)%	(6)%
Change in deferred tax asset valuation allowance	29%	41%	43%
General business credits	(3)%	(5)%	(4)%

Effective tax rate	—%	—%	—%

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements only if that position will more likely than not be sustained by the appropriate taxing authority. At January 1, 2007, the Company recorded unrecognized tax benefits of $401,000 as an adjustment to the deferred tax accounts with an offsetting adjustment to the valuation allowance. A reconciliation of the beginning and ending balance of unrecognized tax benefits in 2007 is as follows (in thousands):

Year Ended
December 31, 2007

Balance at January 1	$401
Additions based on tax positions related to the current year	246
Reduction for tax positions of prior years	(47)

Balance at December 31	$600

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements — (Continued)

If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company is subject to federal and state tax examinations for the years 2002 forward. There are no tax examinations currently in progress.

11.	Geographic Information

The company attributes revenues to different geographic areas on the basis of the location of the customer. The company attributes long-lived assets to different geographic areas based on the location of those assets. Prior to 2007, the Company had no revenues or long-lived assets outside the United States. Information regarding geographic areas at December 31, 2007 and for the year then ended is as follows (in thousands):

	U.S.	Germany	Czech Republic	United Kingdom	Total

2007:
Revenues	$5,925	$2,222	$1,296	$642	$10,085
Long lived assets	2,967	—	—	—	2,967

12.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2007. In management’s opinion, while it has not been audited, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations for each quarter presented (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Revenues	$—	$2,434	$3,455	$4,196
Gross profit	$—	$781	$189	$(23)
Net loss	$(8,616)	$(7,894)	$(10,011)	$(23,900	)(1)
Basic and diluted net loss per share	$(0.40)	$(0.37)	$(0.46)	$(1.10)
2006:
Net loss	$(5,089)	$(6,299)	$(6,908)	$(7,708)
Basic and diluted net loss per share	$(3.70)	$(4.24)	$(4.24)	$(0.76)

(1)	Net loss and basic and diluted net loss per share for the fourth quarter of 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective system of internal controls may not prevent or detect all potential misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management designed its internal control over financial reporting to effectively support its assertions related to all significant accounts and disclosures in its financial statements. Evidence of the design and control objectives of the internal control over financial reporting is documented in narratives which describe in sufficient detail the internal control over significant processes and procedures designed to prevent and detect material misstatements or omissions in the financial statements and include controls related to:

•	authorizing, initiating, recording, processing and reconciling all significant account balances, classes of transactions and disclosure and related assertions included in our financial statements;

•	initiating and processing of non-routine and non-systematic transactions;

•	selection and application of appropriate accounting policies;

•	prevention, identification and detection of fraud;

•	financial reporting process; and

•	safeguarding assets

Changes in Internal Control Over Financial Reporting

There were no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(c) and 15d-15(c) of the Securities Exchange act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the design and operating effectiveness of its internal control over financial reporting as of December 31, 2007 in accordance with Section 404 Management Assessment of Internal Controls of the Sarbanes-Oxley Act of 2002 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page 68 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors Continuing in Office Until the 2008 Annual Meeting

John G. Freund, M.D.

Dr. Freund, age 54, has served as a member of our board of directors since November 2002. Dr. Freund was the founder of and has been a Managing Director of Skyline Ventures, a venture capital firm, since October 1997. From September 1995 to September 1997, Dr. Freund was a Managing Director in the private equity group at Chancellor Capital Management, an investment firm. In November 1995, Dr. Freund co-founded Intuitive Surgical, Inc., a medical device company, and served as a Director of Intuitive until March 2000. From June 1988 to December 1994, he held various positions at Acuson Corporation, a medical device company, including Executive Vice President. From 1982 to 1988, Dr. Freund was at Morgan Stanley & Co., Inc., an investment banking firm, where he was the co-founder of the Healthcare Group in the Corporate Finance Department and later was the original healthcare partner at Morgan Stanley Venture Partners, a venture capital management firm affiliated with Morgan Stanley. Dr. Freund also serves on the boards of directors of The New Economy Fund, the SMALLCAP World Fund, XenoPort, Inc., and MAP Pharmaceuticals, Inc. Dr. Freund holds a B.A. from Harvard College, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School, where he graduated with High Distinction and was a Baker Scholar.

Christopher P. Lowe

Mr. Lowe, age 40, has served as a member of our board of directors since September 2006. Mr. Lowe has served as Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc., a drug development company, since November 2007. Mr. Lowe has served as Vice President, Finance and Administration of Asthmatx, Inc., a medical device company, since September 2005 and its Chief Financial Officer from January 2006 to November 2007. Mr. Lowe served with Peninsula Pharmaceuticals, Inc., a pharmaceutical company, as Corporate Controller from June 2004 to October 2004 and Chief Accounting Officer from October 2004 until its acquisition by Johnson & Johnson in June 2005. From January 2003 to June 2004, Mr. Lowe served as Global Divisional Controller — Trane Division with American Standard Corporation, a producer of bathroom and kitchen fixtures and fittings. From July 2000 to January 2003, Mr. Lowe served as Vice President, Finance of Fairchild Dornier, an aerospace technology firm. Mr. Lowe holds a B.S. from California Polytechnic State University, San Luis Obispo and an M.B.A. from Saint Mary’s University, Texas.

Joseph M. Mandato

Mr. Mandato, age 63, has served as a member of our board of directors since August 2006. Mr. Mandato has served as a Managing Director of De Novo Venture Partners, a venture capital firm, since March 2003. From October 2000 to February 2003, Mr. Mandato served as a consultant while completing his doctoral studies. From

February 1999 to September 2000, Mr. Mandato served as Chairman of Confer Software, Inc., a developer of software used to streamline healthcare business processes and from September 1995 to February 1999, Mr. Mandato served as Confer’s Chief Executive Officer. From September 1994 to May 1995, Mr. Mandato served as a member of the founding management committee and Chief Executive Officer of two of the five operating units, Origin Medsystems and Heart Rhythm Technology, of Guidant Corporation, a medical device company, also serving as President of Origin Medsystems from May 1991 to May 1995. In March 1994, Mr. Mandato co-founded Gynecare, Inc., a woman’s health company spun-out of Guidant Corporation, and served as its Chief Executive Officer until April 1995. From July 1986 to November 1990, Mr. Mandato was Chief Executive Officer of Ioptex Research, an ophthalmic goods company. Mr. Mandato holds a B.A. from Nasson College, an M.A. from Long Island University and a Doctorate of Management from Case Western Reserve University.

Directors Continuing in Office Until the 2009 Annual Meeting

Russell C. Hirsch, M.D., Ph.D.

Dr. Hirsch, age 45, has served as a member of our board of directors since November 2002 and as our Chairman of the Board since December 2004. Dr. Hirsch has been a Managing Director of Prospect Venture Partners, a venture capital firm, since February 2001. From 1992 to 2000, Dr. Hirsch was a member of the Healthcare Technology Group at Mayfield Fund, a venture capital firm, serving as a Venture Partner from 1993 to 1994 and as a General Partner from 1994 to 2000. Dr. Hirsch holds a B.A. from the University of Chicago and an M.D. and a Ph.D. from the University of California, San Francisco.

Frederic H. Moll, M.D.

Dr. Moll, age 56, is a Co-Founder of Hansen Medical and has served as our Chief Executive Officer and a member of our board of directors since our inception in September 2002. In November 1995, Dr. Moll co-founded Intuitive Surgical Inc., a medical device company, and served as its first Chief Executive Officer and later, its Vice President and Medical Director until September 2003. In 1989, Dr. Moll co-founded Origin Medsystems, Inc., a medical device company, which later became an operating company within Guidant Corporation, following its acquisition by Eli Lilly in 1992. Dr. Moll served as Medical Director of Guidant’s surgical device division until November 1995. Dr. Moll holds a B.A. from the University of California, Berkeley, an M.S. from Stanford University and an M.D. from the University of Washington School of Medicine.

Gary C. Restani

Mr. Restani, age 61, has served as a member of our board of directors since September 2006 and became our President and Chief Operating Officer in October 2006. From July 2006 to October 2006, Mr. Restani served as a consultant in the medical device industry. From December 1999 to June 2006, Mr. Restani served as President of Convatec, Inc., a health care company and a Bristol-Myers Squibb company. From March 1995 to November 1999, Mr. Restani served as a President of various international divisions of Zimmer, Inc., a medical device and surgical tool company. From March 1990 to February 1995, Mr. Restani served as a President of various international divisions of Smith & Nephew Orthopedics, Inc., an orthopedics, endoscopy and wound management company. Mr. Restani attended Sir George Williams University and Loyola College and completed the Tuck Executive Program at Dartmouth College.

Directors Continuing in Office Until the 2010 Annual Meeting

Thomas C. McConnell

Mr. McConnell, age 53, has served as a member of our board of directors since October 2005. Mr. McConnell has served as a Managing Member of Vanguard Ventures, a venture capital firm, since June 2004. Mr. McConnell was a General Partner at New Enterprise Associates, a venture capital firm, from May 1989 to May 2004. Mr. McConnell also serves on the boards of directors of Asthmatx, Inc. and Dfine, Inc., both medical device companies. Mr. McConnell holds an A.B. from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.

James M. Shapiro

Mr. Shapiro, age 49, has served as a member of our board of directors since May 2004. Mr. Shapiro has served as a General Partner of Kearny Venture Partners, the successor entity of Thomas Weisel Healthcare Venture Partners, a venture capital firm, since March 2003. Since January 2000, Mr. Shapiro has also been a General Partner of ABS Healthcare Ventures, a venture capital firm. Mr. Shapiro also serves on the board of directors of TranS1, Inc. Mr. Shapiro holds a B.A. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

Executive Officers

Our executive officers and key employees and their respective ages as of December 31, 2007 and positions are as follows:

Name	Age	Position

Frederic H. Moll, M.D.	56	Chief Executive Officer, Co-Founder and Director
Gary C. Restani	61	President, Chief Operating Officer and Director
Steven M. Van Dick	53	Vice President, Finance and Administration and Chief Financial Officer
David M. Shaw	41	Senior Vice President, Business Development and General Counsel
Robert G. Younge	56	Chief Technical Officer, Principal Fellow and Co-Founder
M. Sean Murphy, Ph.D.	48	Senior Vice President, Engineering
Judy Bartlett-Roberto	44	Vice President, Marketing
Thomas A. Kramer	47	Vice President, Clinical Affairs
David C. Lundmark	39	Vice President, Intellectual Property and Legal Affairs
Jed Palmacci	51	Vice President, Sales
Daniel T. Wallace	41	Vice President, Advanced Applications and Co-Founder

Frederic H. Moll, M.D. is a Co-Founder of Hansen Medical and has served as our Chief Executive Officer and a member of our board of directors since our inception in September 2002. In November 1995, Dr. Moll co-founded Intuitive Surgical Inc., a medical device company, and served as its first Chief Executive Officer and later, its Vice President and Medical Director until September 2003. In 1989, Dr. Moll co-founded Origin Medsystems, Inc., a medical device company, which later became an operating company within Guidant Corporation, a medical device company, following its acquisition by Eli Lilly in 1992. Dr. Moll served as Medical Director of Guidant’s surgical device division until November 1995. Dr. Moll holds a B.A. from the University of California, Berkeley, an M.S. from Stanford University and an M.D. from the University of Washington School of Medicine.

Gary C. Restani joined us as our President and Chief Operating Officer in October 2006 and has served as a member of our board of directors since September 2006. Mr. Restani has served as a consultant in the medical device industry from July 2006 to October 2006. From December 1999 to June 2006, Mr. Restani served as President of Convatec, Inc., a health care company and a Bristol-Myers Squibb company. From March 1995 to November 1999, Mr. Restani served as a President of various international divisions of Zimmer, Inc., a medical device and surgical tool company. From March 1990 to February 1995, Mr. Restani served as a President of various international divisions of Smith & Nephew Orthopedics, Inc., an orthopedics, endoscopy and wound management company. Mr. Restani attended Sir George Williams University and Loyola College and completed the Tuck Executive Program at Dartmouth College.

Steven M. Van Dick joined us as our Vice President, Finance and Administration and Chief Financial Officer in December 2005. From April 2001 to October 2005, Mr. Van Dick served as Chief Financial Officer of CryoVascular Systems, Inc., a medical device manufacturer. From March 2000 to April 2001, Mr. Van Dick served as Chief Financial Officer of Protogene Laboratories, Inc., a DNA microarray supplier. From April 1996 to March 2000, Mr. Van Dick served as Chief Financial Officer of CardioThoracic Systems, Inc., a medical device manufacturer.

Mr. Van Dick holds a B.S. from San Jose State University and an M.B.A. from Santa Clara University. Mr. Van Dick is a Certified Public Accountant.

David M. Shaw joined us as our Senior Vice President, Business Development and General Counsel in November 2007. Mr. Shaw brings ten years of experience as an executive for medical device companies. Before joining Hansen Medical, Mr. Shaw served as Vice President, Legal Affairs, General Counsel and Secretary for Kyphon Inc., a minimally invasive spine company. Prior to this, he held various senior legal positions at Intuitive Surgical, Inc. Mr. Shaw holds a B.S. in Chemical Engineering from North Carolina State University and a J.D. from Duke University School of Law. Mr. Shaw is also a recent graduate of Harvard Business School’s Advanced Management Program.

Robert G. Younge is a Co-Founder of Hansen Medical and served as our Chief Technical Officer since our inception in September 2002 to April 2006, when he was appointed our Principal Fellow. In July 2006, Mr. Younge was again appointed as our Chief Technical Officer. In November 1995, Mr. Younge co-founded Intuitive Surgical, Inc., a medical device company, and held the position of Vice-President, Engineering, Chief Technology Officer and served in several other capacities until September 2002. In September 1979, Mr. Younge co-founded Acuson Corporation, a manufacturer and service provider of diagnostic medical ultrasound systems, and served as its Vice President, Engineering and in various other capacities until November 1999. In 1991, Mr. Younge co-founded Acuson’s Transducer Division and served as its Technical Advisor until 1995. Mr. Younge holds a B.S.E.E. and an M.S.E.E from Stanford University.

M. Sean Murphy, Ph.D., joined us as a program management consultant in November 2005 and in April 2006 became our Senior Vice President, Engineering. From January 2001 to April 2005, Dr. Murphy served as Vice President, Engineering of Siemens Medical Solutions, a supplier of information technology solutions. From August 1996 to December 2000, Dr. Murphy served as director of engineering of Acuson Corporation, a manufacturer and service provider of diagnostic medical ultrasound systems. Dr. Murphy holds a B.S. and a Ph.D. from the University of Ulster, Northern Ireland.

Judy Bartlett-Roberto joined us as our Vice President, Marketing in March 2007. Prior to this, she consulted for us, providing executive level marketing support for the technology launch of the Sensei Robotic Catheter System. From December 2001 to June 2004, Ms. Bartlett-Roberto served as Director, AcuNav Market Development, Interventional Devices Business Organization at Siemens Medical Solutions, a supplier of information technology solution. From April 1992 to November 2001, she served as Product Development Marketing Manager at Acuson Corporation, which was acquired by Siemens in 2000. Ms. Bartlett-Roberto holds a B.S. from California State University Chico and an M.B.A. from Santa Clara University.

Thomas A. Kramer joined us as our Senior Director, Clinical Affairs in September 2006, and was appointed as our Vice President, Clinical Affairs in February 2007. Prior to joining us, Mr. Kramer served as Director of Clinical Engineering for Broncus Technologies, Inc., a medical device company, from March 2004 to August 2006, and as Director of Research and Development for Broncus Technologies from March 2002 to February 2004. From April 2000 to March 2002, Mr. Kramer served as Director of Quality for Guidant Corporation and as Director of Research and Development for Guidant Corporation from September 1999 to April 2000. Mr. Kramer holds a B.S. from Cal Poly State University and a M.S. from San Diego State University.

David C. Lundmark joined us in May 2003 as our Vice President, Intellectual Property and Legal Affairs. From April 2002 to May 2003, Mr. Lundmark served as Senior Patent Counsel for Intel Corporation, a computer chip company. From April 2000 to April 2002, Mr. Lundmark served as Senior Vice President and General Counsel of The WorkCard Company, a workforce automation solutions company. From December 1995 to April 2000, Mr. Lundmark was associated with Morrison and Foerster LLP, a law firm, as a patent agent and patent and corporate finance attorney. Mr. Lundmark holds a B.S., a J.D. and an M.B.A. from the University of California, Davis.

Jed A. Palmacci joined us as our Vice President, Sales in April 2005. From October 1999 to April 2005, Mr. Palmacci served as world wide director of sales for the AcuNav ultrasound catheter division of Siemens Medical Solutions, a medical device company. From March 1988 to September 1999, Mr. Palmacci served as a regional territory manager for Acuson Corporation, a manufacturer and service provider of diagnostic medical ultrasound systems. From May 1985 to February 1988, Mr. Palmacci served as a regional territory manager for Coopervision Surgical, Inc., an ophthalmic medical device company. Mr. Palmacci holds a B.S. from the University of Maine.

Daniel T. Wallace is a Co-Founder of Hansen Medical and has served as our Vice President, Clinical, from our inception in September 2002 until February 2007 when he was appointed Vice President, Advanced Applications. From March, 1996 to March, 2002, Mr. Wallace served as the manager and director of instruments development at Intuitive. From December, 1991 to April, 1995, Mr. Wallace served as a research and development engineer at Origin MedSystems. Mr. Wallace holds a B.S. from Rice University and an M.S. from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that on one occasion Messrs. Lowe and Mandato each respectively filed a late Form 4, each with respect to one transaction. Mr. McConnell filed a late Form 4 on two occasions with respect to five transactions. Mr. Shapiro on one occasion filed a late Form 4 with respect to one transaction and reported one transaction late on a Form 5. Mr. Younge filed a late Form 3 and reported one transaction late on a Form 5.

Code of Ethics

We have adopted the Hansen Medical, Inc. Code of Business Conduct and Ethics, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.hansenmedical.com (under “Corporate Governance”) and we intent to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any waivers from or amendments to any provision of the Code of Business Conduct and Ethics by disclosing such information on the same website. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Audit Committee

The Audit Committee of the board of directors was established by the board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee our corporate accounting and financial reporting processes, systems of internal control over financial reporting and audits of its financial statements.For this purpose, the Audit Committee performs several functions. Among other things, our Audit Committee:

•	evaluates the performance of and assesses the qualifications of the independent auditors;

•	determines and approves the engagement of the independent auditors;

•	determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent auditors on our audit engagement team as required by law;

•	reviews and approves or rejects all related-party transactions;

•	confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting;

•	establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is composed of three directors: Messrs. Lowe, McConnell and Shapiro. The Audit Committee met seven times during the fiscal year ended December 31, 2007. The Audit Committee has adopted a written charter that is available to stockholders on our website at www.hansenmedical.com/investors.

The board of directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The board of directors has also determined that Mr. Lowe qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The board of directors made a qualitative assessment of Mr. Lowe’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

General

The following discussion and analysis of compensation arrangements of our executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.

Objectives of Hansen Medical’s Compensation Program

We are an early-stage company that is developing a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. We completed our initial public offering in November 2006 and received FDA clearance for our Sensei system and Artisan catheter in May 2007. To date, we have incurred net losses in each year since our inception. We expect our losses to continue and to increase as we continue our development activities and expand our commercialization activities. The success of early-stage technology companies is significantly influenced by the quality of their work forces. As a result, we face significant competition for executives and other talented employees from numerous technology companies in the San Francisco Bay Area. With this in mind, we strive to provide what we believe is a competitive total compensation package to our executive officers through a combination of base salary, spot cash bonuses and long-term equity compensation, in addition to broad-based employee benefits programs, in order to attract talented individuals to manage and operate all aspects of our business, to reward these individuals fairly and to retain those individuals who meet our high expectations and support the achievement of our business objectives.

Role of Compensation Committee

Our executive compensation program is administered by the Compensation Committee of our board of directors. Under the terms of its charter, our Compensation Committee is independent under the applicable NASDAQ regulations and is responsible for reviewing the achievements of the Company and the individual officers, recommending to the board of directors the type and level of compensation for our Chief Executive Officer and our directors, and determining the type and level of compensation for our other named executives. The primary goal of the Compensation Committee is to closely align the interests of the executive officers with those of our stockholders. To achieve this goal, our Compensation Committee relies on compensation that is designed to attract and retain executives whose abilities are critical to our long-term success, that motivates individuals to perform at their highest level and that rewards achievement.

The annual responsibilities of the Compensation Committee include the following:

•	reviewing and determining — or in the case of our Chief Executive Officer, reviewing and recommending to the full board of directors — the level of stock option grants, annual salary and spot bonuses for our named executive officers;

•	approving salaries for other members of management and approving the salary adjustment pool for all other employees;

•	setting stock option guidelines by grade level and granting stock options to all other members of management and employees;

•	approving any cash or equity incentive programs for all other members of management and employees; and

•	recommending goals for the Chief Executive Officer to the board of directors and reviewing and approving goals for the other executive officers and members of management.

In reviewing and approving these matters, our Compensation Committee considers such matters as it deems appropriate, including our financial and operating performance, the alignment of interests of the executive officers and our stockholders, the performance of our common stock and our ability to attract and retain qualified individuals. For executive compensation decisions, including decisions relating to the grant of stock options to executive officers, the Compensation Committee typically considers the recommendations of Dr. Moll and Mr. Restani, and both Dr. Moll and Mr. Restani generally participate in the Compensation Committee’s deliberations about executive compensation matters. However, neither Dr. Moll nor Mr. Restani participates in the deliberation or determination of his own compensation.

The Compensation Committee has not established any formal policies or guidelines for allocating compensation between current and long-term equity compensation, or between cash and non-cash compensation. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, our Compensation Committee relies on its judgment about each individual’s performance in a rapidly changing business environment rather than adopting a formulaic approach to compensatory decisions that are too narrowly responsive to short-term changes in business performance.

Role of Compensation Consultant

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. In accordance with this authority, in 2007 the Compensation Committee engaged HRMG, Inc., a management consulting firm, to review Dr. Moll’s 2006 performance. The evaluation included interviews with members of our board of directors, certain of Dr. Moll’s direct reports and certain other employees of the Company regarding Dr. Moll’s skills, accomplishments and development opportunities. The Compensation Committee has re-engaged HRMG to evaluate Dr. Moll’s 2007 performance.

In 2007, the Compensation Committee also engaged Jody Thelander of J. Thelander Consulting to review the compensation of our executive officers and other key employees. Ms. Thelander compared the base salary, bonus and equity awards offered to these employees with those of five public companies in the medical device and biotechnology sectors with market capitalizations of between $500 and $750 million (Vital Signs, Inc., Greatbatch, Inc., LCA-Vision Inc., Volcano Corp. and Symmetry Medical, Inc.) as well as six other public companies (Accuray Incorporated, Stereotaxis, Inc., Insulet Corporation, Dexcom, Inc., Senorx, Inc. and Xtent, Inc.). Generally, with the exception of Stereotaxis, these companies were selected because they were at a similar stage of development as Hansen Medical. In particular, they had recently completed public offerings, were at similar stages in their product life cycle and/or had a similar level of revenues as Hansen Medical. Stereotaxis, was selected because it is one of our direct competitors.

Both HRMG and Ms. Thelander are retained by and report directly to the Compensation Committee.

Compensation Elements

Base Salary.  For 2007, the base salaries of our executive officers were primarily established based on the scope of their responsibilities, taking into account competitive market compensation paid by other small-cap, medical device public companies for similar positions and adjusted as necessary to recruit or retain specific individuals.

The base salaries for our Chief Executive Officer, Dr. Moll, and Chief Technical Officer, Mr. Younge, were established at $210,000 at the time when Hansen Medical was founded in 2002 and remained at that level through 2006. In March 2003, Mr. Younge’s base salary was reduced to reflect his desire for flexibility in the amount of time he was committed to working for us. Although we believe these salaries were fair based on our stage of development and the equity position afforded to each of Dr. Moll and Mr. Younge as founders of Hansen Medical, data from a 2006 MEDIC Executive Compensation Survey obtained from Top Five Data Services, Inc. with respect to companies with less than $100 million annual revenue put Dr. Moll’s 2006 base salary at well below the 25th percentile for executives in similar positions and with similar responsibilities and Mr. Younge’s 2006 base salary at slightly below the 50th percentile. In February 2007, our board of directors approved increases to Dr. Moll’s annual base salary to $300,000 and to Mr. Younge’s annual base salary to $220,000, each retroactive to January 1, 2007, in order to bring them closer to the 50th percentile. Mr. Younge also elected to increase his commitment to Hansen Medical from part-time to full-time.

We recruited our Chief Financial Officer, Mr. Van Dick, in December 2005, and his base salary was set at $230,000, which was reflective of his experience, knowledge and skills as well as comparable compensation levels in the market. Based on the 2006 MEDIC Executive Compensation Survey, Mr. Van Dick’s initial base salary, which continued in effect throughout 2006, fell between the 50th and 75th percentiles for executives in similar positions and with similar responsibilities. In February 2007, our board of directors approved an increase in Mr. Van Dick’s annual base salary to $241,500, retroactive to January 1, 2007. This puts Mr. Van Dick’s base salary at the 75th percentile, which we believe is appropriate given the highly competitive market for qualified employees in our industry and Mr. Van Dick’s experience and qualifications.

In connection with the resignation of Mr. Feenstra as our President and Chief Operating Officer in October 2006, the board of directors determined that we needed to recruit a President and Chief Operating Officer with significant experience, knowledge and skills pertinent to our transition from a development stage company to a large commercial company. In mid-November 2006, the board of directors determined that Mr. Restani, who was then serving as one of our directors, possessed the necessary qualifications to become our President and Chief Operating Officer, and Mr. Restani was hired at an annual base salary of $350,000. Based on the 2006 MEDIC Executive Compensation Survey, this base salary is slightly below the 75th percentile for executives in similar positions and with similar responsibilities. While the Compensation Committee believes this level of salary was appropriate in light of Mr. Restani’s qualifications and necessary in order to induce him to leave a larger company with a higher base salary, Mr. Restani was not awarded any base salary increase for 2007.

We recruited our Senior Vice President, Business Development, and General Counsel, Mr. Shaw, in November 2007. His base salary was set at $250,000, which was reflective of his experience, knowledge and skills as well as market requirements.

The salary actually paid during 2007 to each named executive officer is reflected in the Summary Compensation Table below.

Cash Bonuses.  In 2007, we did not have a formal cash incentive plan. Since we found ourselves in a rapidly changing business environment, the Compensation Committee concluded at that time that a bonus program with predetermined performance objectives would be unduly rigid. We believed that discretionary bonuses, when thoughtfully administered by a committee of independent directors, can help achieve the goals outlined above for our compensation program. From time to time, the Compensation Committee considered spot bonuses to executive officers based on specific company and individual accomplishments. In early 2007, the Compensation Committee engaged HRMG, Inc., a management consulting firm, to evaluate Dr. Moll’s 2006 performance. Based on that evaluation, along with our clinical and regulatory accomplishments in 2006 and the completion of our initial public offering, in February 2007 the Compensation Committee recommended to the board of directors, and the board of directors subsequently approved, a $50,000 cash bonus for Dr. Moll that was paid in early 2007. No cash spot bonuses were paid to any other of our named executive officers in 2007.

One of the principal findings of Ms. Thelander’s review of our compensation programs was that we should implement an incentive bonus program in order to remain competitive. Accordingly, we are in the process of approving a management cash incentive plan pursuant to which our executive officers and other key employees will be eligible for bonuses based on both Company and individual performance goals.

Long-Term Equity-Based Incentive Awards.  Our long-term compensation currently consists primarily of stock options. Our option grants are designed to recruit and retain our executive officers along with aligning their performance objectives with the interests of our stockholders. Our board of directors grants stock options to our executive officers in order to enable them to participate in the long-term appreciation of our stockholder value while personally feeling the impact of any business setbacks, whether company-specific or market-based. Each grant allows the executive officer to acquire shares of our common stock at a fixed price per share. The option grant will provide a return only if our common stock appreciates over the option term. Additionally, stock options provide a means of recruiting key executives and enhancing the retention of those executives, inasmuch as they are subject to vesting over an extended period of time. The Compensation Committee determines the size of equity-based incentives according to each executive’s position and sets a level it considers appropriate to hire and retain the individual and to create a meaningful opportunity for reward based on increasing stockholder value.

Each employee typically receives an initial stock option grant at commencement of employment. The size of the initial stock option grant is typically based in part on competitive conditions applicable to the individual’s position. For employees below the vice president level, the size of the initial stock option grant is also based on ranges established for each position. These ranges are recommended by management, based in part on survey data obtained from the MEDIC Executive Compensation Survey, and are approved by our Compensation Committee. When establishing the size of the initial stock option grants to our named executive officers, the Compensation Committee considers the number of options owned by other executives in comparable positions both internally and at other companies in the peer group identified by Ms. Thelander. With respect to both initial stock option grants at the commencement of employment and subsequent stock option grants, the Compensation Committee also takes into account an individual’s performance, his or her potential for future retention, responsibility and promotion, and competitive compensation targets for the individual’s position and level of contribution. The relative weight given to these factors varies among individuals at the Compensation Committee’s discretion. We believe this strategy is consistent with the approach of other small-cap, medical device public companies in our industry. In general, initial stock option grants are granted at the meeting of the board of directors or Compensation Committee following the start date of the executive officer’s employment, and the shares subject to such initial option vest 25% on the first anniversary of the date of hire and thereafter 1/36 per month over the next three years. Subsequent grants generally vest monthly over a period of four years.

The size of the initial stock option granted to Mr. Shaw in December 2007 in connection with his commencement of employment was primarily based on the considerations described above, particularly including his qualifications, the competitive market for qualified candidates and the desire to attract Mr. Shaw to Hansen Medical.

In addition, in 2007 we introduced restricted stock units (or RSUs) as a new type of equity incentive award. We offered Mr. Shaw an RSU in addition to a stock option in order to provide an added incentive for him to join Hansen Medical and accept the risk associated with a company in its earlier stages of commercialization. We determined in this case that an RSU grant was an attractive way of addressing recruiting and retention concerns because it would retain some value even if our stock price were to drop or not significantly appreciate in the short-term. To date, we have only granted RSUs to one other employee in order to address a short-term retention issue. However, the Compensation Committee is considering their more frequent use in the future.

Beginning in 2006, we initiated a program to review the equity positions of all employees on an annual basis. This focal review process takes into account our progress against the prior-year goals, individual performance targets and length of service. As part of this process, for 2007, the Compensation Committee reviewed written performance evaluations of each of our named executive officers prepared by Dr. Moll. As described above, Dr. Moll’s performance was reviewed by the Compensation Committee with the assistance of HRMG. The 2007 focal review process resulted in the Compensation Committee recommending to the board of directors, and the board of directors subsequently approving, stock option grants in February 2007 to Dr. Moll of 60,000 shares and to Messrs. Van Dick and Younge of 25,000 shares each. Each of these options vests ratably over four years. Each was based on the officer’s performance in 2006, specifically including each officer’s contributions towards completing our initial public offering, achieving FDA approval of our products and preparing for commercial shipment of our products. Mr. Restani was not considered in the 2007 focal review process as he had recently received a substantial option in connection with the commencement of his employment and it was the Compensation Committee’s view that no further grant was necessary or advisable at that time.

Severance Benefits and Other Compensation.  Dr. Moll, Mr. Restani, Mr. Van Dick, Mr. Younge and Mr. Shaw are parties to employment agreements and offer letters that contain provisions regarding severance benefits. Severance benefits were determined through arm’s-length negotiations at the time each executive was hired by Hansen Medical. The Compensation Committee believes these severance provisions were necessary to attract the executives to Hansen Medical, are important for the retention of these executives and are customary for executives holding these positions. A summary of the material terms of these agreements, together with a quantification of the benefits available under these agreements, may be found in the section of this Annual Report on Form 10-K entitled “Executive Compensation — Potential Payments Upon Termination or Change in Control.” In addition, Mr. Restani was provided one-time relocation benefits as the result of his offer of employment. This includes reimbursement of relocation expenses up to $50,000 and a housing allowance of $5,000 a month for two years. The Committee is presently considering whether to amend these agreements to make their terms more uniform and to address the various applicable laws governing deferred compensation and severance arrangements.

Financial Restatement.  Our Compensation Committee has not adopted a policy on whether or not we will make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our Compensation Committee believes that this issue is best addressed if and when a need actually arises, when all of the facts regarding any such restatement are known.

Tax and Accounting Treatment of Compensation.  Section 162(m) of the Internal Revenue Code places a limit of $1 million per person on the amount of compensation that we may deduct in any one year with respect to each of our named executive officers other than the chief financial officer. There is an exemption from the $1 million limitation for performance-based compensation that meets certain requirements. Grants of options or stock appreciation rights under our 2006 Equity Incentive Plan are intended to qualify for this exemption. Restricted stock awards and restricted stock unit awards under our 2006 Equity Incentive Plan, as well as performance cash awards, may qualify for the exemption if certain additional requirements are satisfied. To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Although tax deductions for some amounts that we pay to our named executive officers as compensation may be limited by section 162(m), that limitation does not result in the current payment of increased federal income taxes by us due to our significant net operating loss carry-forwards. Our Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under section 162(m) if it determines that such action is appropriate and in our best interests.

We account for equity compensation paid to our employees under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.

Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

Compensation Committee Report2

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the CD&A, our Compensation Committee recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE

Christopher P. Lowe, Chairman
Russell C. Hirsch, M.D., Ph.D.
Joseph M. Mandato

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2006 and December 31, 2007, the compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our three other executive officers as of December 31, 2007. We refer to our Chief Executive Officer, Chief Financial Officer and these other executive officers as our “named executive officers.”

						Option	Stock	All Other
		Salary		Bonus		Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)		($)		($)(5)	($)(5)	($)		($)

Frederic H. Moll, M.D.	2007	$300,000		—		$672,906	—	$864	(6)	$973,770
Chief Executive Officer
	2006	$210,000		$50,000	(4)	$317,643	—	$324	(6)	$577,967
Mr. Gary C. Restani	2007	$352,683		—		$944,863	—	$60,492	(7)	$1,358,038
President, Chief Operating Officer
	2006	$68,686	(1)	—		$159,025	—	$50,976	(8)	$278,687
Mr. Steven M. Van Dick	2007	241,500		—		$621,483	—	$414	(6)	$863,397
Vice President, Finance and Administration and Chief Financial Officer
	2006	$230,000		—		$340,842	—	$324	(6)	$571,166
Mr. Robert G. Younge	2007	$210,000		—		$200,054	—	$414	(6)	$410,468
Chief Technical Officer
	2006	$126,000	(2)	—		$98,245	—	$302	(6)	$224,547
Mr. David Shaw	2007	$20,833	(3)	—		$76,071	$5,873	—		$102,777
Senior Vice President, Business Development and General Counsel

(1)	Mr. Restani joined Hansen Medical as our President and Chief Operating Officer in October 2006. This amount represents Mr. Restani’s pro rated salary compensation for the 2006 fiscal year based on an annual salary of $350,000.

2 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(2)	Represents salary compensation for Mr. Younge based on part-time employment during the 2006 fiscal year. Mr. Younge resumed full-time employment with us on January 1, 2007.

(3)	Mr. Shaw joined Hansen Medical on December 3, 2007. This amount represents pro rated salary compensation for the 2007 fiscal year based on an annual salary of $250,000.

(4)	Represents a discretionary cash performance bonus earned in fiscal 2006 and paid in the first quarter of 2007 to Dr. Moll.

(5)	Amount reflects the total compensation expense for the applicable year calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS No. 123R), excluding forfeiture estimates. See Note 9 of Notes to our audited financial statements for the year ended December 31, 2007 for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.

(6)	Represents annual premiums paid under our group term life insurance policy.

(7)	Includes $492 in annual premiums paid under our group term life insurance and a $60,000 housing subsidy.

(8)	Represents $48,422 for relocation expenses, $2,500 housing subsidy and $54 for annual premiums paid under our group term life insurance policy. The reimbursement for relocation expenses was paid to Mr. Restani in the first quarter of 2007 for expenses incurred in 2006.

“Salary,” “bonus” and “non-equity incentive plan compensation” accounted for the following percentages of the “total compensation” of our executive officers in 2007:

			Non-Equity Incentive
Name	Salary	Bonus	Plan Compensation

Frederic H. Moll, M.D.	31%	0%	0%
Mr. Gary C. Restani	25%	0%	0%
Mr. Steven M. Van Dick	28%	0%	0%
Mr. Robert G. Younge	51%	0%	0%
Mr. David Shaw	20%	0%	0%

2007 Grants of Plan-Based Awards

The following table sets forth certain information regarding each plan based award granted to our named executive officers during the fiscal year ended December 31, 2007.

On February 14, 2007, Messrs. Moll, Van Dick and Younge were each granted an option under our 2006 Equity Incentive Plan. These options vest over four years in equal monthly installments from the date of grant.

On November 30, 2007, our Compensation Committee approved two awards under our 2006 Equity Incentive Plan to Mr. Shaw in connection with the commencement of his employment. These awards were granted effective on his employment commencement date of December 3, 2007. The first is an option that vests four years from Mr. Shaw’s employment commencement date, with 25% of the option shares vesting upon completion of 12 months of service and the remainder in 36 equal monthly installments thereafter. The second is an award of 10,000 restricted stock units. The units also vest over four years from Mr. Shaw’s employment commencement date, with 25% of the units vesting upon completion of each year of service.

For a description of the acceleration of vesting provisions applicable to the stock options and restricted stock units granted to our named executive officers, see the section of this Annual Report on Form 10-K entitled “Potential Payments Upon Termination or Change in Control”.

		Date of		All Option Awards:
		Board or		Number of Securities	Exercise or	Grant Date
		Compensation		Underlying	Base Price of	Fair Value of
		Committee	All Other	Options	Option Awards	Option Awards
Name	Grant Date	Approval	Stock Awards	(#)	($/Sh)	($)(1)

Dr. Moll	2/14/07	2/14/07	—	60,000	$17.08	$545,616
Mr. Van Dick	2/14/07	2/14/07	—	25,000	$17.08	$227,340
Mr. Younge	2/14/07	2/14/07	—	25,000	$17.08	$227,340
Mr. Shaw	12/3/07	11/30/07	—	275,000	$29.66	$3,780,205
Mr. Shaw	12/3/07	11/30/07	10,000	—	—	$296,600

(1)	Represents the grant date fair value, pursuant to SFAS 123R. See Note 9 of Notes to our audited consolidated financial statements contained in this Form 10-K for the year ended December 31, 2007 for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2007.

							Stock Awards
	Option Awards								Market
	Number of		Number of				Number of		Value of
	Securities		Securities				Shares or		Shares or
	Underlying		Underlying				Units of		Units of
	Unexercised		Unexercised		Option		Stock That		Stock That
	Options		Options		Exercise	Option	Have Not		Have Not
	(#)		(#)		Price	Expiration	Vested		Vested (10)
Name	Exercisable		Unexercisable		($)	Date	(#)		($)

Dr. Moll	175,000	(1)(2)	—		$2.64	6/20/11	—		—
Dr. Moll	12,500	(3)	47,500		$17.08	2/13/14	—		—
Mr. Restani	31,250	(1)(4)	—		$7.76	9/20/16	—		—
Mr. Restani	418,750	(1)(5)	—		$7.76	11/1/16	—		—
Mr. Van Dick	250,000	(1)(6)	—		$1.40	4/26/16	—		—
Mr. Van Dick	5,208	(3)	19,792		$17.08	2/13/14	—		—
Mr. Younge	62,500	(1)(7)	—		$2.40	6/20/16	—		—
Mr. Younge	5,208	(3)	19,792		$17.08	2/13/14	—		—
Mr. Shaw	—		275,000	(8)	$29.66	12/2/14	—		—
Mr. Shaw	—		—		—	—	10,000	(9)	$299,400

(1)	These options are exercisable at any time for both vested and unvested shares, subject to our right to repurchase any unvested shares at the exercise price upon termination of the officer’s service.

(2)	Option vests ratably over 36 months from April 27, 2006.

(3)	Option vests ratably over 48 months from February 14, 2007.

(4)	Option vests ratably over 36 months from September 21, 2006.

(5)	Option vests over 4 years from October 21, 2006, with 25% upon completion of one year of service and in 36 equal monthly installments thereafter.

(6)	Option vests over 4 years from December 16, 2005, with 25% upon completion of one year of service and in 36 equal monthly installments thereafter.

(7)	Option vests ratably over 48 months from April 27, 2006.

(8)	Option vests over 4 years from December 3, 2007, with 25% upon completion of one year of service and in 36 equal monthly installments thereafter.

(9)	Units vest over 4 years from December 3, 2007, with 25% upon completion of each year of service.

(10)	Computed in accordance with Securities and Exchange Commission rules as the number of unvested units of stock multiplied by the closing price of our common stock on the last day of the 2007 fiscal year, which was $29.94 on December 31, 2007. The actual value realized by the officer depends on whether the units vest and the future performance of our common stock.

Option Exercises in Fiscal 2007

No named executive officer exercised an option or vested in any stock awards during 2007.

Potential Payments Upon Termination or Change-in-Control

Pursuant to their offer letters or severance agreements, our named executive officers are entitled to the following severance benefits.

In October 2002, we entered into an employment agreement with Frederic H. Moll, our Chief Executive Officer. Pursuant to that agreement, if we terminate Dr. Moll’s employment without cause or he resigns for good reason, he will receive severance pay equal to 6 months of his base salary. In order to receive severance pay, Dr. Moll must sign a general release of claims.

In October 2006, we entered a severance agreement with Gary C. Restani, our President and Chief Operating Officer. Pursuant to that agreement, Mr. Restani is entitled to severance pay equal to 12 months of his then-current base salary plus 12 months’ reimbursement for the cost of continuation of his then-current health, dental, vision, and life/disability insurance benefits if we terminate his employment for any reason other than cause or disability. If Mr. Restani is reemployed during the severance period, no further severance payments will be made. In addition, if Mr. Restani is terminated without cause or resigns for good reason, in either case within 12 months after an acquisition of Hansen Medical, then in addition to the severance benefits described in the preceding sentence, all of his unvested stock options will vest. In order to receive severance benefits, Mr. Restani must sign a general release of claims.

In November 2005, we entered into a severance agreement with Steven M. Van Dick, our Vice President, Finance and Administration, and Chief Financial Officer. Pursuant to that agreement if we terminate Mr. Van Dick’s employment without cause or if a good reason event occurs, in either case in connection with an acquisition of Hansen Medical, then Mr. Van Dick is entitled to severance pay equal to 12 months of his then-current base salary, 12 months’ reimbursement for the cost of continuation of his then-current health, dental, vision, and life/disability insurance benefits and all of his unvested stock options will vest. In addition, if Mr. Van Dick voluntarily resigns in connection with an acquisition, all of his unvested stock options will vest however he will not be entitled to any other severance benefits.

In October 2005, we entered a severance agreement with Robert G. Younge, our Chief Technical Officer. Pursuant to that agreement, if we terminate Mr. Younge’s employment without cause or if a good reason event occurs, in either case in connection with an acquisition of Hansen Medical, then Mr. Younge is entitled to severance pay equal to 3 months of his then-current base salary, 3 months’ reimbursement for the cost of continuation of his then-current health, dental, vision, and life/disability insurance benefits and 50% of his unvested options will vest.

In November 2007, we entered into a severance agreement with David Shaw, our Senior Vice President, Business Development and General Counsel. Pursuant to that agreement, if we terminate Mr. Shaw’s employment following a court determination that Mr. Shaw is unable to represent or provide counsel to Hansen Medical, then Mr. Shaw is entitled to severance pay equal to 12 months of his then-current base salary, 12 months’ reimbursement for the cost of continuation of his then-current health, dental, vision, and life/disability insurance benefits and all of his unvested stock options and restricted stock units will vest. Mr. Shaw is entitled to the same severance benefits if we terminate his employment without cause, a good reason event occurs or if he voluntarily resigns, in each case in connection with an acquisition of Hansen Medical.

The following definitions are used in the offer letters and severance agreements with our named executive officers:

•	“Acquisition” means a merger or consolidation in which our stockholders prior to such merger or consolidation own less than 50% of the voting stock of the surviving entity, any other corporate reorganization in which in excess of 50% of our voting power is transferred or any transaction in which any person accumulates 50% or more of the Company’s voting power.

•	“Cause” means an intentional unauthorized use or disclosure of our confidential information or trade secrets which causes material harm to us, a material breach of any agreement between the officer and Hansen

Medical, a material failure to comply with our written policies or rules, the officer’s conviction of or plea to a felony, the officer’s gross negligence or willful misconduct, or the officer’s continued failure to perform assigned duties after receiving written notification of such failure from our board of directors.

•	“Good Reason” means a material change in the officer’s employment by substantial diminution in compensation or duties or a substantial relocation in the officer’s place of work.

•	For purposes of Dr. Moll’s agreement only, “Good Reason” means his resignation within 180 days following a change in his position from that of Chief Executive Officer to one in which he is not the Chairman of the Board and Chief Medical Officer or within 45 days following a reduction in his base salary by more than 10% or a relocation of his principle workplace by more than 50 miles.

The following table estimates the amount of compensation and benefits payable to each of our named executive officers under the severance arrangements described above as if their employment terminated on December 31, 2007, the last business day of the 2007 fiscal year.

	Termination for
	Cause or
	Voluntary
	Termination					Termination
Benefits and	Prior to Change	Termination		Termination for		Following an
Payments upon Termination	in Control	Without Cause		Good Reason		Acquisition

Dr. Moll
Compensation:
Salary	—	$150,000	(3)	$150,000	(3)	$150,000	(3)
Accelerated stock options(1)	—	—		—		—
Benefits and perquisites:
Health care	—	—		—		—
Total:	$0	$150,000		$150,000		$150,000
Mr. Restani
Compensation:
Salary	—	$350,000	(4)	—		$350,000	(5)
Accelerated stock options(1)	—	—		—		$6,983,262	(7)
Benefits and perquisites:
Health care(2)	—	$11,568		—		$11,568
Total:	$0	$361,568		$0		$7,344,830
Mr. Van Dick
Compensation:
Salary	—	—		—		$241,500	(5)
Accelerated stock options(1)	—	—		—		$3,822,054	(7)
Benefits and perquisites:
Health care(2)	—	—		—		$11,568
Total:	$0	$0		$0		$4,075,122
Mr. Younge
Compensation:
Salary	—	—		—		$55,000	(8)
Accelerated stock options(1)	—	—		—		$629,303	(9)
Benefits and perquisites:
Health care(2)	—	—		—		$3,963
Total:	$0	$0		$0		$688,266
Mr. Shaw
Compensation:
Salary	—	$250,000	(5)	—		$250,000	(5)
Accelerated stock options and restricted stock units(1)	—	$376,400	(6)	—		$376,400	(6)
Benefits and perquisites:
Health care(2)	—	$19,077		—		$19,077
Total:	$0	$645,477		$0		$645,477

(1)	In the case of stock options, the value of vesting acceleration was calculated by multiplying the number of unvested option shares by the difference between the closing price our common stock on December 31, 2007 and the exercise price of such unvested options. In the case of restricted stock units, the value of vesting acceleration was calculated by multiplying the number of unvested restricted stock units by the closing price of our common stock price on December 31, 2007. The closing stock price of our common stock on December 31, 2007 was $29.94.

(2)	Represents the cost of the executive’s monthly health care premium under COBRA for the severance period.

(3)	Represents six months of base salary.

(4)	Represents 12 months of base salary. If Mr. Restani is reemployed during the severance period, all further severance payments will immediately cease.

(5)	Represents 12 months of base salary.

(6)	Represents full acceleration of unvested stock options and restricted stock units.

(7)	Represents full acceleration of unvested stock options.

(8)	Represents 3 months of base salary.

(9)	Represents 50% acceleration of unvested stock options.

Director Compensation

Since our initial public offering in November 2006, each member of our board of directors who is not our employee receives the following cash compensation for board services, as applicable:

•	$20,000 per year for service as a board member;

•	$12,000 per year for service as chairman of the Audit Committee;

•	$5,000 per year for service as chairman of the Compensation Committee;

•	$5,000 per year for service as chairman of the Nominating and Corporate Governance Committee;

•	$2,000 per year for service as non-chairman member of the Audit Committee;

•	$1,000 per year for service as non-chairman member of the Compensation Committee and/or Nominating and Corporate Governance Committee;

•	$1,500 for each board meeting attended in person ($500 for meetings attended by video or telephone conference);

•	$500 for each Audit Committee meeting attended ($1,000 for the chairman of the Audit Committee for each meeting attended);

•	$500 for each Compensation Committee meeting attended; and

•	$500 for each Nominating and Corporate Governance Committee meeting attended.

We also continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

Additionally, non-employee members of our board of directors receive non-statutory stock options under our 2006 Equity Incentive Plan. For purposes of our automatic director grant program, a non-employee director is a director who is not employed by us and does not receive compensation from us or have a business relationship with us that would require disclosure under certain SEC rules. Each non-employee director joining our board of directors is automatically granted a non-statutory stock option to purchase 30,000 shares of common stock with an exercise price equal to the then fair market value of our common stock. This initial option will vest monthly over three years. In addition, on the date of each annual meeting of our stockholders, each non-employee director is automatically granted a non-statutory stock option to purchase 10,000 shares of our common stock on that date with an exercise price equal to the then fair market value of our common stock. However, the number of shares subject to an annual grant will be reduced on a pro rata basis for each quarter that the director did not serve as a non-employee director during the 12 month period beginning on the date of the previous annual meeting. Automatic annual grants vest over 12 months. If a non-employee director’s service is terminated within 12 months after a change in control of Hansen other than as a result of a director’s voluntary resignation, then all of the director’s automatic grants will become fully vested and remain exercisable for 12 months from the change in control. All automatic director options have a maximum term of ten years.

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of all non-employee directors of the company:

2007 Director Compensation

	Fees Earned
	or
	Paid in Cash		Option Awards	Total
Name	($)		($)(5)(6)(7)	($)

Dr. Freund	$30,500	(1)	$—	$30,500
Dr. Hirsch	$35,000	(2)	$—	$35,000
Mr. Lowe	$58,500		$148,024	$206,524
Mr. Mandato	$34,000		$63,359	$97,359
Mr. McConnell	$38,000	(3)	$63,359	$101,359
Mr. Shapiro	$40,500	(4)	$63,359	$103,859

(1)	Dr. Freund requested his fees be paid to Skyline Ventures, of which Dr. Freund is a managing director.

(2)	Dr. Hirsch requested that his fees be paid to Prospect Management Co. II, L.L.C., of which Dr. Hirsch is a managing director.

(3)	Mr. McConnell requested that his fees be paid to Vanguard Ventures, of which Mr. McConnell is a managing director.

(4)	Mr. Shapiro requested that his fees be paid to Thomas Weisel Healthcare Venture Partners, L.P., of which Mr. Shapiro was a general partner.

(5)	On May 24, 2007, Messrs. Lowe, Mandato, McConnell and Shapiro each received an annual option grant to purchase 10,000 shares of our common stock at an exercise price of $20 per share pursuant to our automatic director grant program.

(6)	Amount reflects the total compensation expense for the year ended December 31, 2007 calculated in accordance with SFAS No. 123R and using the modified prospective method for unvested awards as of January 1, 2006. See Note 9 of Notes to our audited consolidated financial statements for the year ended December 31, 2006 for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards. Amount consists of (a) $63,359 per director with respect to the options granted to Messrs. Lowe, Mandato, McConnell and Shapiro on May 24, 2007 and (b) $84,665 with respect to the option granted to Mr. Lowe on September 21, 2006.

(7)	As of December 31, 2007, Mr. Lowe held outstanding options to purchase 41,250 shares of our common stock and Messrs. Mandato, McConnell and Shapiro each held outstanding options to purchase 10,000 shares of our common stock. Unlike our other non-employee directors, neither Dr. Freund nor Dr. Hirsch received an automatic option grant on the date of our 2007 annual meeting of stockholders because they were affiliated with stockholders who owned more than 10% of our outstanding equity and thus were not eligible to receive automatic option grants under the 2006 Equity Incentive Plan at that time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See information set forth in Part 1, Item 5 of this Annual Report on Form 10-K.

Security ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2007 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the table below, the principal address of each of the stockholders below is c/o Hansen Medical, Inc., 380 North Bernardo Avenue, Mountain View, CA 94043.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Total

Entities affiliated with Prospect Venture Partners II, L.P.(2)	1,387,529	6.3%
435 Tasso Street, Suite 200
Palo Alto, CA 94301
Entities affiliated with Skyline Ventures(3)	1,616,249	7.4%
125 University Avenue
Palo Alto, CA 94301
Thomas Weisel Healthcare Venture Partners, L.P.(4)	1,323,792	6.0%
One Montgomery Street
San Francisco, CA 94104
De Novo Ventures II, L.P.(5)	1,224,145	5.6%
1550 El Camino Real, Suite 150
Menlo Park, CA 94025
AllianceBernstein L.P.(6)	1,601,885	7.3%
1290 Avenue of the Americas
New York, NY 10104
Frederic H. Moll, M.D.(7)	1,789,328	8.1%
John G. Freund, M.D.(8)	1,616,249	7.4%
Russell C. Hirsch, M.D., Ph.D.(9)	1,426,559	6.5%
Christopher P. Lowe(10)	38,750	*
Joseph M. Mandato(11)	1,233,784	5.6%
Thomas C. McConnell(12)	430,866	2.0%
Gary C. Restani(13)	450,000	2.0%
James M. Shapiro(14)	1,351,585	6.2%
Steven M. Van Dick(15)	257,783	1.2%
Robert G. Younge(16)	272,750	1.2%
David M. Shaw(17)	0	*
All directors and executive officers as a group (11 persons)(18)	8,867,654	38.6%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on shares outstanding on December 31, 2007, adjusted as required by rules promulgated by the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Consists of 1,366,717 shares held by Prospect Venture Partners II, L.P. and 20,812 shares held by Prospect Associates II, L.P. Russell Hirsch, one of our directors, is a managing director of Prospect Management Co. II, L.L.C., the general partner of Prospect Venture Partners II, L.P. and Prospect Associates II, L.P., and has

shared voting and investment power over the shares held by these entities; however, Dr. Hirsch disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(3)	Consists of 36,394 shares held by Skyline Venture Partners III, L.P., 1,461,768 shares held by Skyline Venture Partners Qualified Purchaser Fund III, L.P., 111,585 shares held by Skyline Expansion Fund, L.P. and 6,502 shares held by Skyline Venture Management III, LLC. John Freund, one of our directors, is a managing director of Skyline Ventures and the entities affiliated with Skyline Ventures and has shared voting and investment power over the shares held by these entities; however, Dr. Freund disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(4)	James Shapiro, one of our directors, is a general partner of Kearny Venture Partners, the successor of Thomas Weisel Healthcare Venture Partners LLC, the general partner of Thomas Weisel Healthcare Venture Partners L.P., and has shared voting and investment power over the shares held by Thomas Weisel Healthcare Venture Partners L.P.; however, Mr. Shapiro disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(5)	Joseph Mandato, one of our directors, is a managing director of De Novo Management II, LLC, the General Partner of De Novo Ventures II, L.P. and has shared voting and investment power over the shares held by De Novo Ventures; however, Mr. Mandato disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(6)	Based on a Schedule 13G filed on February 14, 2008. According to the Schedule 13G, 1,402,995 shares are held by AllianceBernstein L.P. on behalf of client discretionary accounts, and 198,890 shares are held by AXA Equitable Life Insurance Company. Both of these entities are direct or indirect subsidiaries of AXA and AXA Financial, Inc.

(7)	Includes 190,000 shares that Dr. Moll has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 45,000 shares that are not exercisable within 60 days of December 31, 2007. Includes 150,000 shares that are registered in the name of the Moll Children’s Irrevocable Trust; however, Dr. Moll disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(8)	Consists solely of shares identified in footnote 3. Dr. Freund is a managing director of Skyline Ventures and the entities affiliated with Skyline Ventures and has shared voting and investment power over the shares held by these entities; however Dr. Freund disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them.

(9)	See footnote 2. Dr. Hirsch is a managing director of Prospect Management Co. II, L.L.C., the general partner of Prospect Venture Partners II, L.P. and Prospect Associates II, L.P., and has shared voting and investment power over the shares held by these entities; however Dr. Hirsch disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them. Includes 39,030 shares registered in the name of Russell Hirsch.

(10)	Consists solely of shares that Mr. Lowe has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 2,500 shares that are not exercisable within 60 days of December 31, 2007.

(11)	See footnote 5. Mr. Mandato is a managing director of De Novo Management II, LLC, the general partner of De Novo Ventures II, L.P., and disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them. Includes 2,139 shares registered in the name of The Mandato Family Trust. Includes 7,500 shares that Mr. Mandato has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 2,500 shares that are not exercisable within 60 days December 31, 2007.

(12)	Consists of 370,540 shares held by Vanguard VII, L.P., 35,202 shares held by Vanguard VII-A, L.P., 12,089 shares held by Vanguard VII Accredited Affiliates Fund, L.P. and 5,535 shares held by Vanguard VII Qualified Affiliates Fund, L.P.. Mr. McConnell is a managing director of Vanguard Ventures and disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them. Includes 7,500 shares that Mr. McConnell has the right to acquire upon the exercise of stock options within

60 days of December 31, 2007. Excludes 2,500 shares that are not exercisable within 60 days of December 31, 2007.

(13)	Consists solely of shares that Mr. Restani has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007.

(14)	See footnote 4. Mr. Shapiro is a general partner of Kearny Venture Partners, the successor of Thomas Weisel Healthcare Venture Partners LLC, the general partner of Thomas Weisel Healthcare Venture Partners and disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest in them. Includes 20,293 shares registered in the name of James Shapiro & Sarah Shapiro. Includes 7,500 shares that Mr. Shapiro has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 2,500 shares that are not exercisable within 60 days of December 31, 2007.

(15)	Consists of shares registered in the name of Morgan Stanley and shares registered in the name of the Van Dick Family Trust. Includes 256,250 shares that Mr. Van Dick has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 18,750 shares that are not exercisable within 60 days of December 31, 2007.

(16)	Includes 68,750 shares that Mr. Younge has the right to acquire upon the exercise of stock options within 60 days of December 31, 2007. Excludes 18,750 shares that are not exercisable within 60 days of December 31, 2007.

(17)	Excludes 285,000 shares that are not exercisable within 60 days of December 31, 2007.

(18)	Total number of shares includes 7,841,404 shares of common stock held by our directors and executive officers and certain of their affiliates, and 1,026,250 shares issuable upon the exercise of stock options within 60 days of December 31, 2007. See footnotes above.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Related-Person Transactions Policy and Procedures

In February 2007, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and each significant shareholder. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Hansen Medical and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

The following is a summary of transactions during 2007 in which the amount in the transaction exceeded $120,000, and in which any of our executive officers, directors or 5% stockholders had or will have a direct or indirect material interest, other than equity and other compensation, termination, change-in control and other arrangements which are described under the section entitled “Executive Compensation.”

Common Stock

Some of our directors are associated with our principal stockholders as indicated in the table below:

Director	Principal Stockholder

John G. Freund, M.D.	Skyline Ventures and affiliated entities
Russell C. Hirsch, M.D., Ph.D.	Prospect Venture Partners II, L.P. and affiliated entities
Joseph M. Mandato	De Novo Ventures II, L.P.
James M. Shapiro	Kearny Venture Partners, the successor entity of Thomas Weisel Healthcare Venture Partners, LLC, the general partner of Thomas Weisel Healthcare Venture Partners, L.P.

Other Transactions

We have entered into employment agreements with our executive officers. For a description of these employment agreements, see Item 11 “Executive Compensation” in this Annual Report on Form 10-K.

We have granted stock options to our directors and executive officers. For a description of these options, see the sections of this Annual Report on Form 10-K entitled “Executive Compensation — 2007 Grants of Plan-Based Awards,” “Executive Compensation — Outstanding Equity Awards at 2007 Fiscal Year-End” and “Executive Compensation — Director Compensation.”

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Director Independence

As required under The Nasdaq Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The board consults with Hansen Medical’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Hansen Medical, its senior management and its independent auditors, the board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Hirsch, Dr. Freund, Mr. Lowe, Mr. Mandato, Mr. McConnell, and Mr. Shapiro. In making this determination, the board found that none of these directors or nominees for director had a material or other disqualifying relationship with Hansen Medical. Dr. Moll, our Chief Executive Officer and Mr. Restani, our President and Chief Operating Officer, are not independent directors by virtue of their employment by Hansen Medical.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006, by PricewaterhouseCoopers LLP, our principal accountant.

	Fiscal Year Ended
	2007	2006
	(In thousands)

Audit Fees(a)	$829	$981
Audit-related Fees(b)	151	—
Tax Fees(c)	—	—
All Other Fees(d)	—	—

Total Fees	$980	$981

(a)	Includes fees billed for professional services rendered in connection with our integrated audit in 2007 and financial statement audit in 2006, Consents in S-8 Filings, Registration Statement on Form S-1 relating to our initial public offering in 2006, review of interim financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(b)	Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the fiscal year ended December 31, 2007, this amount related to the post-acquisition audit of the financial statements of AorTx, Inc.

(c)	Includes fees billed for professional services for tax compliance, tax advice and tax planning.

(d)	Includes fees for products and services other than the services described above.

All fees described above were approved by either the Audit Committee or the board of directors.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services and audit-related services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP, is compatible with maintaining the principal accountant’s independence.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:  Financial Statements for the three years ended December 31, 2007 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:  The list of exhibits on the Exhibit Index on pages 117 through 118 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2008

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary C. Restani and Steven M. Van Dick, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic H. Moll, M.D. Frederic H. Moll, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Steven M. Van Dick Steven M. Van Dick	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2008

/s/ Gary C. Restani Gary C. Restani	President, Chief Operating Officer and Director	February 28, 2008

/s/ John G. Freund, M.D. John G. Freund, M.D.	Director	February 28, 2008

/s/ Russell C. Hirsch, M.D., Ph.D. Russell C. Hirsch, M.D., Ph.D.	Director	February 28, 2008

/s/ Christopher P. Lowe Christopher P. Lowe	Director	February 28, 2008

/s/ Joseph M. Mandato Joseph M. Mandato	Director	February 28, 2008

/s/ Thomas C. McConnell Thomas C. McConnell	Director	February 28, 2008

/s/ James M. Shapiro James M. Shapiro	Director	February 28, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(1)	Agreement and Plan of Merger and Reorganization, dated November 1, 2007, by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2(3)	Amended and Restated Bylaws of the Registrant.
4	.1(4)	Specimen Common Stock Certificate.
4	.2(4)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.
4	.3(1)	Registration Rights Agreement, dated November 15, 2007, by and among the Registrant and the Investors listed therein.
10	.1(4)+	Form of Indemnification Agreement for Directors and Executive Officers.
10	.2(4)+	2002 Stock Plan.
10	.3(4)+	2006 Equity Incentive Plan.
10	.4.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10	.4.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.
10	.5(4)+	2006 Employee Stock Purchase Plan.
10	.6(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10	.7(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated as of October 21, 2002.
10	.8(4)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated as of November 22, 2005.
10	.9(4)+	Offer Letter, by and between the Registrant and Robert G. Younge, dated as of October 21, 2002.
10	.10(4)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and Robert G. Younge, dated as of October 11, 2005.
10	.11(4)+	Form of Vesting Acceleration and Severance Agreement.
10	.12(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.
10	.13(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005
10	.14(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated as of March 7, 2003.
10	.15(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.
10	.16(4)+	Non-Employee Director Compensation Arrangements.
10	.17(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated as of November 10, 2004.
10	.18(4)+	Offer Letter, by and between the Registrant and Gary C. Restani, effective October 28, 2006.
10	.19(4)+	Separation Agreement, by and between the Registrant and James R. Feenstra, dated November 1, 2006.
10	.20(3)	2007 Executive Compensation Information.
10	.21(5)*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation division, dated April 27, 2007.
10	.22(5)*	Co-Marketing Agreement between the Registrant and St. Jude Medical, dated April 30, 2007.
10	.23(6)	Lease between the Registrant and MTV Research, LLC.
10	.24**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.
10	.25+	Offer Letter, by and between the Registrant and David M. Shaw, effective December 3, 2007.

Exhibit
Number		Description of Document

10	.26+	Vesting Acceleration and Severance Agreement, by and between the Registrant and David M. Shaw, dated as of February 21, 2008.
10	.27+	Restricted Stock Unit Agreement by and between the Registrant and David M. Shaw, dated February 21, 2008.
21.1		List of subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Public Registered Accounting Firm.
24.1		Powers of Attorney. Reference is made to the signature page to this report.
31.1		Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.2		Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).
32	.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
32	.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit.

**	Confidential treatment has been requested with respect to certain portions of this exhibit.

***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.