Form 10-Q
period 2008-03-31
HANSEN MEDICAL INC
filed 2008-05-12
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number: 001-33151
HANSEN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1850535
(State of Incorporation)	(I.R.S. Employer Identification No.)
380 North Bernardo Avenue, Mountain View, CA 94043
(Address of Principal Executive Offices)
(650) 404-5800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 25,038,803.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$30,404
Short-term investments	14,249	18,148
Accounts receivable, net	6,780	4,003
Inventories	3,501	2,982
Prepaids and other current assets	1,773	1,397

Total current assets	44,903	56,934

Property and equipment, net	6,583	2,672
Restricted cash	105	105
Other assets	799	190

Total assets	$52,390	$59,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,149	$2,956
Accrued liabilities	6,749	4,083
Current portion of deferred revenue	200	225
Current portion of long-term debt	2,151	2,101

Total current liabilities	11,249	9,365
Deferred revenue, net of current portion	143	143
Long-term debt, net of current portion	651	1,208
Other long-term liabilities	166	121

Total liabilities	12,209	10,837

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 22,036,772 shares at March 31, 2008 and 21,961,811 shares at December 31, 2007	2	2
Additional paid-in capital	161,272	158,607
Deferred stock-based compensation	(138)	(167)
Accumulated other comprehensive income	112	57
Accumulated deficit	(121,067)	(109,435)

Total stockholders’ equity	40,181	49,064

Total liabilities and stockholders’ equity	$52,390	$59,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenues	$6,244	$—
Cost of goods sold	4,937	—

Gross profit	1,307	—

Operating expenses:
Research and development	5,214	5,072
Selling, general and administrative	8,077	4,526

Total operating expenses	13,291	9,598

Loss from operations	(11,984)	(9,598)
Interest income	408	1,118
Interest and other expense, net	(56)	(136)

Net loss	$(11,632)	$(8,616)

Basic and diluted net loss per share	$(0.53)	$(0.40)

Shares used to compute basic and diluted net loss per share	21,806	21,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,632)	$(8,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	292
Stock-based compensation	2,023	1,773
Amortization of preferred stock warrants	14	15
Changes in operating assets and liabilities:
Accounts receivable	(2,784)	(1,294)
Inventories	(519)	(626)
Prepaids and other current assets	(415)	(222)
Other long-term assets	(217)	(3)
Accounts payable	(807)	(48)
Accrued liabilities	374	633
Deferred revenue	(25)	1,294
Deferred rent	14	(20)
Other long-term liabilities	11	12

Net cash used in operating activities	(13,614)	(6,810)

Cash flows from investing activities:
Purchase of property and equipment	(2,340)	(372)
Proceeds from sales and maturities of short-term investments	4,000	—
Purchase of short-term investments	—	(8,795)

Net cash provided by (used in) investing activities	1,660	(9,167)

Cash flows from financing activities:
Repayments of loans payable	(513)	(470)
Proceeds from issuance of common stock, net of issuance costs	—	(317)
Proceeds from exercise of common stock options, net	59	67
Proceeds from employee stock purchase plan	604	432

Net cash provided by (used in) financing activities	150	(288)

Net decrease in cash and cash equivalents	(11,804)	(16,265)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$18,600	$72,646

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$1,920	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
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
     From inception to March 31, 2008, the Company has incurred losses totaling approximately $121.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into credit facilities, and the Company may require additional capital beyond currently forecasted amounts. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.4 million of net proceeds to the Company, after estimated expenses. See note 10.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s fiscal year ends on December 31. The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
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

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 3.
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

3. Investments and Fair Value Measurements
     The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Short-term
	Cost	Gains	Loss	Fair Value	Equivalents	Investments
As of March 31, 2008:
Money market funds	$56	$—	$—	$56	$56	$—
U.S. government agency securities	9,115	8	—	9,123	7,993	1,130
Corporate debt securities	22,024	120	(30)	22,114	8,995	13,119

	$31,195	$128	$(30)	$31,293	$17,044	$14,249

As of December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

     The Company considers all investments with maturities greater than three months and less than one year at the time of purchase as short-term investments and classifies them as available-for-sale. The Company also considers certain investments with maturities greater than one year but which are also held for liquidity purposes and are available for sale as short-term investments. Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	March 31,	December 31,
	2008	2007
Contractual maturities:
Less than one year	$12,707	$11,979
One to two years	1,542	6,169

	$14,249	$18,148

     The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any investment has occurred. As of March 31, 2008, the investments held by the Company are high investment grade. The following table summarizes the fair value and gross unrealized losses only of those investments which are in an unrealized loss position (in thousands):

		Gross
		Unrealized
	Fair Value	Loss
As of March 31, 2008:
Corporate debt securities	$10,445	$(30)
     All of these investments have contractual maturities of less than one year. The gross unrealized losses on investments were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the Company has the ability to hold these investments until maturity or until a recovery of fair value occurs.
Fair Value Measurements
     SFAS No. 157, which the Company adopted in the first quarter of 2008, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 Inputs Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 Inputs Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 Inputs Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.
     This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. The Company’s cash equivalent and short-term investment instruments are classified using Level 1 or Level 2 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investment instruments valued using Level 1 inputs include money market securities and U.S. government agency securities. Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper.
     The fair value hierarchy of our cash equivalents and short-term investments at March 31, 2008 in connection with our adoption of SFAS No. 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant other
	Identical Assets	Observable Inputs
	(Level 1 Inputs)	(Level 2 Inputs)
Money market funds	$56	$—
U.S. government agency securities	9,123	—
Corporate debt securities	—	22,114
4. Inventories (in thousands)

	March 31,	December 31,
	2008	2007
Raw materials	$2,040	$1,704
Work in process	1,222	1,278
Finished goods	239	—

Inventories, net	$3,501	$2,982

5. Long-term Debt
     In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provided up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The Company drew down $6.6 million under the agreement in 2005 and an additional $0.4 million in March 2006. The interest rates on the debt as of March 31, 2008 ranged from 8.50% to 9.75%. At March 31, 2008, the Company was in compliance with all debt covenants related to this debt. As of March 31, 2008, future annual payments due on the loans are as follows (in thousands):

Remainder of 2008	$1,749
2009	1,249

2,998
Less: Amount representing interest	(177)

2,821
Less: Unamortized discount	(19)

2,802
Less: Current portion	(2,151)

Long Term Portion	$651

6. Commitments and Contingencies
Operating Commitments
     The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its lease until approximately November 30, 2019.

     As of March 31, 2008, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2008	$1,467
2009	1,765
2010	1,739
2011	1,784
2012	1,838
Thereafter	3,676

Total	$12,269

Warranties
     The Company generally provides a limited one-year warranty on its Sensei system. It accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability for the three months ended March 31, 2008 was as follows (in thousands):

Three months ended
March 31, 2008
Balance at beginning of period	$537
Accruals for warranties issued during the period	423
Warranty costs incurred during the period	(238)

Balance at end of period	$722

Legal Proceedings
     On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations, Inc., (“Luna”) alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with the Company that the Company believes establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated the Company’s trade secrets and has revealed confidential information of the Company to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. Luna has since filed two amended Cross-Complaints asserting various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and the Company’s ownership of several patent applications which the Company filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. The Company is vigorously prosecuting its own claims and defending against Luna’s counterclaims.

7. Stockholders’ Equity
Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 — revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three months ended March 31, 2008 and 2007 was allocated as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Cost of goods sold	$161	$—
Research and development	570	720
Selling, general and administrative	1,292	1,053

Total	$2,023	$1,773

Stock Option and Equity Incentive Plans
     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows (in thousands, except per share data):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balances, December 31, 2007	2,960	$12.41
Options granted	453	$18.95
Options exercised	(17)	$3.47
Options cancelled	(15)	$13.38

Balances, March 31, 2008	3,381	$13.32

     As of March 31, 2008, there was $17,926,000 of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards granted after January 1, 2006, which are expected to be recognized over a weighted average period of 1.40 years.
     Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows (in thousands, except per share data):

Restricted Stock
Units
Outstanding
Restricted stock units at December 31, 2007	23
Vested	(8)

Restricted stock units at March 31, 2008	15

     As of March 31, 2008, 1,970,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.
8. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, proceeds from the Company’s employee stock purchase plan, unvested common shares subject to repurchase, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007
Net loss	$(11,632)	$(8,616)

Weighted-average common shares outstanding	21,877	21,603
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(71)	(160)

Shares used to calculated basic and diluted net loss per share	21,806	21,443

Basic and diluted net loss per share	$(0.53)	$(0.40)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Three months ended
	March 31,
	2008	2007
Stock options outstanding	3,381	2,293
Unvested restricted stock units	15	—
Unvested common shares subject to repurchase	53	151
Warrants to purchase common stock	—	59
9. Comprehensive Loss
     Total comprehensive loss for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net loss	$(11,632)	$(8,616)
Other comprehensive income:
Change in unrealized gain/loss on investments	51	16
Foreign currency translation adjustment	4	—

Comprehensive loss	$(11,577)	$(8,600)

10. Subsequent Events
     On April 7, 2008, the Company sold 3,000,000 shares of its common stock at a price of $13.34 per share, which resulted in approximately $39.4 million of net proceeds to the Company, after estimated expenses.
     On April 28, 2008, the Company entered into an agreement with W.L. Butler Construction, Inc. (“Butler”), under which Butler will act as contractor for the build-out of the Company’s new 63,000 square foot office and laboratory facility in Mountain View, California. The maximum price for this contract, which is expected to be complete by the third quarter of 2008, is approximately $7,819,000. Any adjustments to the maximum price are subject to the Company’s prior approval. The agreement is subject to normal terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
     Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Part II, Item 1A “Risk Factors.” Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
     We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our SenseiTM Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable ArtisanTM Control Catheter, or Artisan catheter, will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with previously existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.
     We were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. In November 2007, we acquired AorTx, Inc., an early stage company developing heart valves to be delivered by catheters through the skin and blood vessels, which is known as “percutaneous” delivery. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system.
     To date, we have incurred net losses in each year since our inception and, as of March 31, 2008, we had an accumulated deficit of $121.1 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.4 million of net proceeds, after estimated expenses.
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
Critical Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2008.
Financial Overview
Revenues
     We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues for the remainder of 2008 will be difficult to predict as we are in the early stage of our commercial launch and only received regulatory approval in May 2007. In any event, 2008 revenues will not significantly reduce our continued losses resulting from our selling, general and administrative costs and our research and development and other activities.
Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis for the remainder of 2008 will continue to vary significantly from quarter to quarter as revenue grows, manufacturing levels change, we scale up both our in-house manufacturing and contract manufacturing processes to full commercial levels and as we move into our new manufacturing facility.
Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to the second quarter of 2007, research and development expenses included manufacturing costs for commercial products, including start-up manufacturing costs.
Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation expense. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, administrative expenses associated with operating as a public company, consulting fees and travel expenses.
Results of Operations
Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007
Revenues

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues	$6,244	$—	$6,244	N/A
     Revenues for the first quarter of 2008 primarily related to the sale of three Sensei systems in Europe and five Sensei systems in the United States at an average selling price of $674,000 per unit and the shipment of approximately 400 Artisan catheters at an average selling price of $1,800 per unit. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of our commercial launch and face both sales and manufacturing challenges.
Cost of Goods Sold

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Cost of goods sold	$4,937	$—	$4,937	N/A
As a percentage of revenues	79.1%	N/A
     Cost of goods sold for the first quarter of 2008 included stock-based compensation expense of $161,000. We expect cost of goods sold to fluctuate materially both as a percentage of revenue and in dollars from quarter to quarter in the remainder of 2008 as revenue grows, manufacturing levels change, we scale up both our in-house and contract manufacturing processes to full commercial levels and as we move into our new manufacturing facility.
Operating Expenses
     Research and Development

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Research and development	$5,214	$5,072	$142	3%

     In the first quarter of 2007, as a development-stage company, all manufacturing expenses were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for the first quarter of 2007 included development-stage manufacturing expenses of $1.0 million. The remaining change in research and development expenses in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to the following:
•	An increase of $1.0 million in employee-related expenses, including travel expenses, related to an increase of 28 in research and development headcount; and

•	An increase of $0.1 million in outside services, materials and overhead expenses.
     Included in total research and development expenses in the first quarter of 2008 was $0.6 million of stock-based compensation expense compared to $0.7 million in 2007, $0.1 million of which was included in development-stage manufacturing expenses. We expect our research and development expenses to increase in the remainder of 2008 as we continue development of our Sensei system and the disposable Artisan catheter for the electrophysiology market, continue development of our percutaneous aortic valve technology and explore other future potential applications.
     Selling, General and Administrative

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Selling, general and administrative	$8,077	$4,526	$3,551	78%
     Selling, general and administrative expenses increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the following:
•	An increase of $1.7 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 23 and an increase in general and administrative headcount of 8;

•	An increase of $0.5 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio and other intellectual property related legal expenses;

•	An increase of $0.5 million in lease costs for our new facility, all of which is being charged to selling, general and administrative expenses prior to its occupancy;

•	An increase of $0.4 million in non-compensation marketing expenses;

•	An increase of $0.3 million in supplies, equipment and overhead expenses; and

•	An increase in stock-based compensation expense of $0.2 million due to our larger employee base.
     Included in selling, general and administrative expenses in the first quarter of 2008 was $1.3 million of stock-based compensation expense compared to $1.1 million in the first quarter of 2007. We expect our selling, general and administrative expenses to increase in the remainder of 2008 primarily due to the costs associated with the commercial launch of our Sensei system and disposable Artisan catheter products, increased headcount necessary to support our continued growth in operations, increased employee stock-based compensation expense and the lease costs for our new facility.

Interest Income

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Interest income	$408	$1,118	$(710)	(64)%
     Interest income decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to decreased cash, cash equivalents and short-term investments balances in the first quarter of 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx. We expect our quarterly interest income to increase in the second quarter of 2008 as compared to the first quarter of 2008 as a result of the proceeds from our equity offering in April 2008, but to remain below 2007 levels.
Interest and Other Expense, net

	Three months ended
	March 31,		Change
(Dollars in thousands)	2008	2007	$	%
Interest and other expense, net	$(56)	$(136)	$80	(59)%
     Interest and other expense, net, consists mainly of interest expense, which decreased by approximately $43,000 in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the lowering of the debt balances as we pay down our long-term loan. We expect our interest expense to decrease in the remainder of 2008 as we continue to reduce our long-term debt.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of March 31, 2008 we had an accumulated deficit of $121.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million after expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.4 million of net proceeds, after estimated expenses.
     Cash flow activity for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Cash used in operating activities	$(13,614)	$(6,810)
Cash provided by (used in) investing activities	1,660	(9,167)
Cash provided by (used in) financing activities	150	(288)

Net decrease in cash and cash equivalents	$(11,804)	$(16,265)

     Net Cash Used in Operating Activities
     Net cash used in operating activities primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities was negatively impacted by the increase in accounts receivable and inventory balances necessitated by our growth in commercial sales of our Sensei system and Artisan catheter.

     Net Cash Provided by (Used in) Investing Activities
     Net cash provided by (used in) investing activities primarily relates to the proceeds and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our growing company, especially in the first quarter of 2008 as we invested in the build-out of our new facility. We expect spending on the build-out of our new facility to continue to be significant through the second quarter and into the third quarter of 2008.
     Net Cash Provided by (Used in) Financing Activities
     Net cash provided by financing activities in the first quarter of 2008 was mainly attributed to receipts from our employee stock purchase plan and from exercises of stock options, partially offset by repayments of our long-term debt. Net cash used in financing activities in the first quarter of 2007 was mainly attributable to repayments of long-term debt and the payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan.
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
     We recognized our first revenues in 2007 and do not expect to generate net income in 2008. We believe our existing cash, cash equivalents and investment balances, in addition to the net proceeds of our April 2008 sale of 3,000,000 shares of our common stock, and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next year. However, we may require additional capital beyond our currently forecasted amounts and, if our available cash, cash equivalents and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or enter into credit facilities.
     Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices, such as our Sensei system and disposable Artisan catheter, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to continue the development of new products and the expanded commercialization of existing products. Our future capital requirements will depend on many factors, including but not limited to the following:
•	The success of our research and development efforts;

•	The expenses we incur in selling and marketing our products;

•	Our ability to produce products to meet customer demand;

•	The costs and timing of future regulatory actions;

•	The revenue generated by sales of our current and future products;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	The acquisition of businesses, products and technologies.
Contractual Obligations
     During the three months ended March 31, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. On April 28, 2008, the Company entered into an agreement for the build-out of the Company’s new 63,000 square foot office and laboratory facility in Mountain View, California. The maximum price for this contract, which is expected to be complete by the third quarter of 2008, is approximately $7,819,000.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for us beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
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
     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2008, the fair value of our cash, cash equivalents and short-term investments was approximately $32.8 million. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4T. CONTROLS AND PROCEDURES
     Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with us that we believe establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. Luna has since filed two amended Cross-Complaints asserting various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims.

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
     We have recently received clearance to market, sell and distribute our products in the United States and Europe. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Expanding our direct sales force will be expensive and time-consuming and could delay the success of the commercialization of our products. Additionally, our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to expand and retain an effective sales force. We face significant challenges and risks in expanding and retaining our direct sales force and marketing our products, including, among others:
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
     We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low or variable production yields on Artisan catheters, space constraints and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience and the relocation to a larger facility and the resulting costs will have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete any required increase in manufacturing capacity on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, we may encounter other manufacturing issues that result in our being unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.
     In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our current Mountain View facility leases are scheduled to expire in June 2008. In July 2007, we entered into a lease agreement for approximately 63,000 square feet of space at a separate facility in Mountain View, California. The term of this new lease is until November 30, 2014, but we have an option to extend the new lease for an additional five years after its initial term. Delays in preparing our new facility for our needs, moving into our new facility or the execution of the move could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.
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
     Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. For example, in November 2007, we submitted a 510(k) premarket notification for our CoHesion 3D Visualization Module, or CoHesion Module. In response to our 510(k) submission, the FDA has requested additional information. We are currently working to provide the FDA with the requested information and anticipate that we will be able to satisfactorily address the Agency’s concerns. However, we cannot guarantee that the Agency will not request additional information or testing from us which may further delay the FDA’s review of our premarket notification or could result in the FDA denying our submission. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.
If physicians and hospitals are not convinced that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, we may not be commercially successful.
     We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. If longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.
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
     We have experienced substantial net losses since our inception in late 2002. At March 31, 2008, we had an accumulated deficit of $121.1 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. While we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.4 million in net proceeds to us, in order to fund expected future losses, we may sell additional securities resulting in further dilution to existing stockholders and we may incur additional indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products, including expanding our direct sales force and expansion of manufacturing capacity. In 2007, our net cash used in operating activities was $33.1 million and, for the first quarter of 2008, net cash used in operating activities was $13.6 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
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
     Our Sensei system incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software and other defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience errors software or performance problems, we would likely also experience:
•	loss of revenue;

•	delay in market acceptance of our products;

•	damage to our reputation;

•	additional regulatory filings;

•	product recalls;

•	increased service or warranty costs; and/or

•	product liability claims relating to the software defects.
Our costs could substantially increase if we receive a significant number of warranty claims.
     We warrant each of our products against defects in materials and workmanship for a period of approximately 12 months from the acceptance of our product by a customer. We accrue the estimated cost of warranties at the time revenue is recognized; however, we have a very limited history of commercial placements from which to judge our rate of warranty claims. Our warranty obligation may be impacted by product failure rates, material usage and warranty service costs. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense differs from the original estimates, and, if warranty claims are significant or differ significantly from estimates, we could incur additional expenditures for parts and service and our reputation and goodwill in the electrophysiology lab market could be damaged. Unforeseen warranty exposure in excess of our reserves could negatively impact our business, financial condition and results of operations.
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
     There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The reductions are to be transitioned over three years, beginning in fiscal year 2007. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the diagnosis related group, or DRG system. Using the new Medicare Severity, or MS, based DRG system, we believe procedures performed using our technology now fall under MS-DRG 251 which is slated to receive an average reimbursement of $9,260 for fiscal 2008. We are aware that there are very wide swings in profitability for atrial fibrillation ablation procedures for hospitals using our technology which are largely based on geographical location.
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
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004, or SFAS No. 123R, Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of this statement had a significant impact on our 2006 financial statements and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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
If we are unsuccessful in our litigation with Luna Innovations, Inc., our business may be materially harmed
     In June 2007, we filed suit against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement between us and Luna that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s motion to dismiss the suit was denied on September 19, 2007. Luna has since filed two amended Cross-Complaints asserting various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. Discovery in the case is in its early stages and no trial date has been set. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims. This litigation will require substantial resources, both financial and managerial and there can be no assurance that we will be the prevailing party on all or any of the issues being litigated. If we do not succeed in prosecuting our rights against Luna or if Luna prevails on one or more of its counterclaims, other companies, including companies who may attempt to compete with our flexible robotic technology, may benefit from work we performed with Luna without compensation to us. In addition, if Luna is successful, we may have to pay substantial damages and may lose rights to the patent applications in question that pertain to certain aspects of flexible robotics that we do not presently use but which may limit certain development paths for our technology unless we can design around the intellectual property in question or obtain a license which, if available at all, may require us to pay substantial royalties, any or all of which could materially harm our business.
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
     We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labeling, or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the device when used with catheters and in procedures not specified in the indication we are seeking, such as ablation catheters and ablation procedures, and we have already filed Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians are using our device off-label with ablation catheters in ablation procedures, as well as in other electrophysiology procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.
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
     In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for coverage and reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the EU, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to an EU-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory clearances, product recalls, seizure of products, operating restrictions and criminal prosecution.
An increased frequency of filing Medical Device Reports concerning adverse events occurring during procedures performed with our technology could result in increased regulatory scrutiny of our products and could delay or prevent the adoption of our products.
     We are continuously receiving new information regarding the performance of the Sensei system during procedures as the number of procedures using the Sensei system increases. We have filed Medical Device Reports, or MDRs, reporting adverse events during procedures utilizing our technology and are continually evaluating events that may require adverse event reporting to the FDA and our internal procedures and processes for the accurate and timely filing of MDRs. As the frequency of use of our technology in electrophysiology procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs. An increased frequency of filing MDRs or a failure to timely file MDRs may result in FDA requests for further information, which could delay our pending 510(k) application, or result in additional regulatory action. An increased frequency of MDRs could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.
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
     The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 30, 2008, our stock price has fluctuated from a low of $10.02 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:
•	the announcement of our operating results, including the number of our Sensei systems installed during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacturer our products to commercial standards;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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
     Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 34.7 percent of the outstanding shares of our common stock as of April 30, 2008. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     (a) Sales of Unregistered Securities
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
     We currently intend to use the aggregate net proceeds of $78.3 million from our initial public offering as follows:
•	Approximately $27.0 million for sales, marketing and general administrative activities;

•	Approximately $23.0 million for research and product development activities;

•	Approximately $8.0 million for capital equipment and tenant improvements; and

•	The remainder to fund working capital and other general corporate purposes.
     Management has broad discretion over the uses of the proceeds of the initial public offering. As of March 31, 2008, approximately $23.3 million of the aggregate net proceeds remained invested in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts. Of the proceeds used, we have used approximately $26.3 million for sales, marketing and general administrative activities, $19.8 million for research and product development activities, $3.8 million for capital equipment and tenant improvements and $5.1 million for the acquisition of AorTx.
     No payments were made to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
     (c) Purchases of Equity Securities
     None.
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

Dated: May 12, 2008	By:	/s/ Frederic H. Moll, M.D.
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