Form 10-Q
period 2008-06-30
HANSEN MEDICAL INC
filed 2008-08-05
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission File Number: 001-33151
HANSEN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	14-1850535 (I.R.S. Employer Identification No.)
380 North Bernardo Avenue, Mountain View, CA 94043
(Address of Principal Executive Offices)
(650) 404-5800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of July 30, 2008 was 25,076,989.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,837	$30,404
Short-term investments	23,792	18,148
Accounts receivable, net	5,913	4,003
Inventories	4,631	2,982
Prepaids and other current assets	2,858	1,397

Total current assets	68,031	56,934

Property and equipment, net	13,626	2,672
Restricted cash	105	105
Other assets	174	190

Total assets	$81,936	$59,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,732	$2,956
Accrued liabilities	7,723	4,083
Current portion of deferred revenue	982	225
Current portion of long-term debt	2,202	2,101

Total current liabilities	13,639	9,365
Deferred revenue, net of current portion	143	143
Long-term debt, net of current portion	82	1,208
Other long-term liabilities	473	121

Total liabilities	14,337	10,837

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 25,064,310 shares at June 30, 2008 and 21,961,811 shares at December 31, 2007	3	2
Additional paid-in capital	203,639	158,607
Deferred stock-based compensation	(110)	(167)
Accumulated other comprehensive income	40	57
Accumulated deficit	(135,973)	(109,435)

Total stockholders’ equity	67,599	49,064

Total liabilities and stockholders’ equity	$81,936	$59,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$5,813	$2,434	$12,057	$2,434
Cost of goods sold	4,735	1,653	9,672	1,653

Gross profit	1,078	781	2,385	781

Operating expenses:
Research and development	6,300	4,351	11,514	9,423
Selling, general and administrative	10,007	5,177	18,084	9,703

Total operating expenses	16,307	9,528	29,598	19,126

Loss from operations	(15,229)	(8,747)	(27,213)	(18,345)
Interest income	430	979	838	2,097
Interest and other expense, net	(107)	(126)	(163)	(262)

Net loss	$(14,906)	$(7,894)	$(26,538)	$(16,510)

Basic and diluted net loss per share	$(0.60)	$(0.37)	$(1.14)	$(0.77)

Shares used to compute basic and diluted net loss per share	24,733	21,542	23,346	21,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(26,538)	$(16,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	621
Provision for inventory valuation	34	—
Stock-based compensation	4,935	3,470
Amortization of preferred stock warrants	27	31
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(1,780)
Inventories	(1,683)	(1,796)
Prepaids and other current assets	(1,496)	(293)
Other long-term assets	—	(3)
Accounts payable	(224)	565
Accrued liabilities	1,533	1,259
Deferred revenue	757	59
Deferred rent	22	(40)
Other long-term liabilities	281	23

Net cash used in operating activities	(23,565)	(14,394)

Cash flows from investing activities:
Purchase of property and equipment	(9,491)	(975)
Proceeds from sales and maturities of short-term investments	9,467	—
Purchase of short-term investments	(15,080)	(15,489)

Net cash used in investing activities	(15,104)	(16,464)

Cash flows from financing activities:
Repayments of loans payable	(1,036)	(948)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)
Proceeds from exercise of common stock options, net	42	78
Proceeds from employee stock purchase plan	604	432

Net cash provided by (used in) financing activities	39,102	(755)

Net increase (decrease) in cash and cash equivalents	433	(31,613)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$30,837	$57,298

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$2,173	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
     Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002 and is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in May 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany. Both subsidiaries were established for the purpose of marketing the Company’s products in Europe.
     From inception to June 30, 2008, the Company has incurred losses totaling approximately $136.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds to the Company. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into credit facilities, and the Company may require additional capital beyond currently forecasted amounts. However, the Company cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 3.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
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

3. Investments and Fair Value Measurements
     The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

		Gross	Gross		Balance Sheet Classification
	Amortized	Unrealized	Unrealized		Cash	Short-term
	Cost	Gains	Loss	Fair Value	Equivalents	Investments
As of June 30, 2008:
Money market funds	$135	$—	$—	$135	$135	$—
U.S. government agency securities	35,667	4	(20)	35,651	22,680	12,971
Corporate debt securities	15,771	59	(10)	15,820	4,999	10,821

	$51,573	$63	$(30)	$51,606	$27,814	$23,792

As of December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

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

	June 30,	December 31,
	2008	2007
Contractual maturities:
Less than one year	$20,229	$11,979
One to two years	3,563	6,169

	$23,792	$18,148

     The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any investment has occurred. As of June 30, 2008, the investments held by the Company are high investment grade. The following table summarizes the fair value and gross unrealized losses only of those investments which are in an unrealized loss position at June 30, 2008 (in thousands):

		Gross
		Unrealized
	Fair Value	Loss
U.S. government agency securities	$9,468	$(20)
Corporate debt securities	2,074	(10)

	$11,542	$(30)

     Included in the above are investments of $3,563,000 which have contractual maturities of more than one year and have associated gross unrealized losses of $11,000. The gross unrealized losses on investments were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the Company has the ability to hold these investments until maturity or until a recovery of fair value occurs.

Fair Value Measurements
     SFAS 157, which the Company adopted in the first quarter of 2008, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
     The fair value hierarchy of our cash equivalents and short-term investments at June 30, 2008 in connection with our adoption of SFAS 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant other
	Identical Assets	Observable Inputs
	(Level 1 Inputs)	(Level 2 Inputs)
Money market funds	$135	$—
U.S. government agency securities	35,651	—
Corporate debt securities	—	15,820

	$35,786	$15,820

4. Inventories (in thousands)

	June 30,	December 31,
	2008	2007
Raw materials	$1,730	$1,704
Work in process	1,986	1,278
Finished goods	915	—

Inventories, net	$4,631	$2,982

5. Commitments and Contingencies
Operating Commitments
     The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its lease until approximately November 30, 2019. As of June 30, 2008, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2008	$860
2009	1,765
2010	1,739
2011	1,784
2012	1,838
Thereafter	3,676

Total	$11,662

Warranties
     The Company generally provides a limited one-year warranty on its Sensei system. It accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$722	$—	$537	$—
Accruals for warranties issued during the period	566	194	989	194
Warranty costs incurred during the period	(462)	—	(700)	—

Balance at end of period	$826	$194	$826	$194

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

6. Long-term Debt
     In August 2005, the Company entered into a $7.0 million loan commitment agreement with two lenders that provided up to $1.0 million to finance equipment purchases and $6.0 million to finance working capital. The Company drew down $6.6 million under the agreement in 2005 and an additional $0.4 million in March 2006. The interest rates on the debt as of June 30, 2008 ranged from 8.50% to 9.75%. At June 30, 2008, the Company was in compliance with all debt covenants related to this debt. As of June 30, 2008, future annual payments due on the loans are as follows (in thousands):

Remainder of 2008	$1,166
2009	1,249

2,415
Less: Amount representing interest	(117)

2,298
Less: Unamortized discount	(14)

2,284
Less: Current portion	(2,202)

Long Term Portion	$82

7. Stockholders’ Equity
Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 — revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three and six months ended June 30, 2008 and 2007 was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of goods sold	$171	$87	$332	$87
Research and development	763	566	1,333	1,286
Selling, general and administrative	1,978	1,044	3,270	2,097

Total	$2,912	$1,697	$4,935	$3,470

Stock Option and Equity Incentive Plans
     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
	Options	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2007	2,960	$12.41
Options granted	1,167	$18.78
Options exercised	(45)	$2.39
Options cancelled	(65)	$19.10

Balances, June 30, 2008	4,017	$14.26	6.78	$19,428

Options vested at June 30, 2008	1,270	$8.83	6.82	$10,852
     As of June 30, 2008, there was $23,986,000 of unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards which are expected to be recognized over a weighted average period of 1.44 years.
     Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows (in thousands, except per share data):

		Weighted-
	Restricted Stock	Average Fair
	Units	Value When
	Outstanding	Awarded
Restricted stock units at December 31, 2007	23	$30.52
Awarded	55	$18.94
Vested	(13)	$31.20

Restricted stock units at June 30, 2008	65	$20.59

     As of June 30, 2008, there was $1,205,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units which are expected to be recognized over a weighted average period of 1.03 years.
     As of June 30, 2008, 1,243,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.
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

     The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(14,906)	$(7,894)	$(26,538)	$(16,510)

Weighted-average common shares outstanding	24,776	21,672	23,399	21,637
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(43)	(130)	(53)	(148)

Shares used to calculated basic and diluted net loss per share	24,733	21,542	23,346	21,489

Basic and diluted net loss per share	$(0.60)	$(0.37)	$(1.14)	$(0.77)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2008	2007
Stock options outstanding	4,017	2,430
Unvested restricted stock units	65	—
Unvested common shares subject to repurchase	35	114
Proceeds from employee stock purchase plan	32	17
Warrants to purchase common stock	—	59
9. Comprehensive Loss
     Total comprehensive loss for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(14,906)	$(7,894)	$(26,538)	$(16,510)
Other comprehensive income:
Change in unrealized gain/loss on investments	(68)	(21)	(17)	(5)
Foreign currency translation adjustment	(4)	—	—	—

Comprehensive loss	$(14,978)	$(7,915)	$(26,555)	$(16,515)

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
     To date, we have incurred net losses in each year since our inception and, as of June 30, 2008, we had an accumulated deficit of $136.0 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.5 million of net proceeds.
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

Critical Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the six months ended June 30, 2008.
Financial Overview
Revenues
     We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues consist of sales of Sensei systems, Artisan catheters and other disposables and service revenue. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products and face both sales and manufacturing challenges. In any event, 2008 revenues will not significantly reduce our continued losses resulting from our selling, general and administrative costs and our research and development and other activities.
Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis for the remainder of 2008 will continue to fluctuate from quarter to quarter as revenues change, manufacturing levels change, scale-up of contract manufacturing processes continues and we transition into our new manufacturing facility.
Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to the second quarter of 2007, research and development expenses included manufacturing costs for commercial products, including start-up manufacturing costs. We expect our research and development expenses to increase moderately during the remainder of 2008 as we continue development activities for the electrophysiology market, continue development of our percutaneous aortic valve technology and explore other future potential applications.
Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation expense. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, administrative expenses associated with operating as a public company, consulting fees and travel expenses. We expect our selling, general and administrative expenses to increase moderately during the remainder of 2008 as we continue to expand our sales and clinical support groups.
Results of Operations
Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007
Revenues

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues	$5,813	$2,434	$3,379	139%
     Revenues for the second quarter of 2008 primarily related to the sale of one Sensei system in Europe and seven Sensei systems in the United States at an average selling price of approximately $614,000 per unit and the shipment of approximately 280 Artisan catheters at an average selling price of approximately $1,900 per unit. Revenues for the second quarter of 2007 primarily related to the sale of three Sensei systems in Europe and one Sensei system in the United States at an average selling price of approximately $593,000 per unit and the shipment of approximately 25 Artisan catheters at an average selling price of approximately $1,600. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products and face both sales and manufacturing challenges.
Cost of Goods Sold

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Cost of goods sold	$4,735	$1,653	$3,082	186%
As a percentage of revenues	81.5%	67.9%
     Cost of goods sold for the second quarter of 2008 included stock-based compensation expense of $0.2 million as compared to $0.1 million for the second quarter of 2007. During 2007 the Company sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for the second quarter of 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.5 million. We expect that cost of goods sold, both as a percentage of revenue and on a dollar basis, will continue to fluctuate from quarter to quarter in the remainder of 2008 as revenues change, manufacturing levels change, scale-up of contract manufacturing processes continues and we transition into our new manufacturing facility.
Operating Expenses
     Research and Development

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Research and development	$6,300	$4,351	$1,949	45%

     The change in research and development expenses in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to the following:
•	An increase of $0.9 million in employee-related expenses, including travel expenses, related to an increase of 16 in research and development headcount;

•	An increase of $0.8 million in outside services, materials and overhead expenses; and

•	An increase of $0.2 million in stock-based compensation expense due to our larger employee base.
     Total research and development expenses in the second quarter of 2008 included $0.8 million of stock-based compensation expense compared to $0.6 million in 2007. We expect our research and development expenses to increase moderately during the remainder of 2008 as we continue development activities for the electrophysiology market, continue development of our percutaneous aortic valve technology and explore other future potential applications.
     Selling, General and Administrative

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Selling, general and administrative	$10,007	$5,177	$4,830	93%
     Selling, general and administrative expenses increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the following:
•	An increase of $2.2 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 22 and an increase in general and administrative headcount of 6;

•	An increase of $0.9 million in stock-based compensation expense due to our larger employee base;

•	An increase of $0.8 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio, Luna litigation costs and other intellectual property related legal expenses;

•	An increase of $0.7 million in lease costs for our new facility, all of which is being charged to selling, general and administrative expenses prior to its occupancy in July 2008; and

•	An increase of $0.2 million in supplies, equipment and overhead expenses.
     Selling, general and administrative expenses in the second quarter of 2008 included $2.0 million of stock-based compensation expense compared to $1.1 million in the second quarter of 2007. We expect our selling, general and administrative expenses to increase moderately during the remainder of 2008 as we continue to expand our sales and clinical support groups.
Interest Income

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest income	$430	$979	$(549)	(56)%
     Interest income decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to decreased cash, cash equivalents and short-term investments balances in the second quarter of 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx, partially offset by the cash received from our equity offering in April 2008. We expect our quarterly interest income to decrease in the remainder of 2008 as we continue to utilize our cash to cover our operating expenses.

Interest and Other Expense, net

	Three months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest and other expense, net	$(107)	$(126)	$19	(15)%
     Interest and other expense, net, consists mainly of interest expense, which decreased in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the lowering of the debt balances as we pay down our long-term loan. We expect our interest expense to decrease in the remainder of 2008 as we continue to reduce our long-term debt, which may be offset by any potential future borrowing.
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007
Revenues

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues	$12,057	$2,434	$9,623	395%
     Revenues for the first six months of 2008 primarily related to the sale of four Sensei systems in Europe and 12 Sensei systems in the United States at an average selling price of approximately $644,000 per unit and the shipment of approximately 680 Artisan catheters at an average selling price of approximately $1,900 per unit. Revenues for the first six months of 2007 primarily related to the sale of three Sensei systems in Europe and one Sensei system in the United States at an average selling price of $593,000 per unit and the shipment of approximately 25 Artisan catheters at an average selling price of $1,600.
Cost of Goods Sold

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Cost of goods sold	$9,672	$1,653	$8,019	485%
As a percentage of revenues	80.2%	67.9%
     Cost of goods sold for the first six months of 2008 included stock-based compensation expense of $0.3 million as compared to $0.1 million for the first six months of 2007. During 2007 the Company sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for the first six months of 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.5 million.

Operating Expenses
     Research and Development

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Research and development	$11,514	$9,423	$2,091	22%
     In the first quarter of 2007, as a development-stage company, all manufacturing expenses were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for the first six months of 2007 included development-stage manufacturing expenses of $1.0 million. The remaining change in research and development expenses in the first six months of 2008 compared to the first six months of 2007 was primarily due to the following:
•	An increase of $2.1 million in employee-related expenses, including travel expenses, related to an increase of 16 in research and development headcount; and

•	An increase of $1.0 million in outside services, materials and overhead expenses.
     Total research and development expenses in the first six months of both 2008 and 2007 included $1.3 million of stock-based compensation expense.
     Selling, General and Administrative

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Selling, general and administrative	$18,084	$9,703	$8,381	86%
     Selling, general and administrative expenses increased in the first six months of 2008 compared to the first six months of 2007 primarily due to the following:
•	An increase of $3.8 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 22 and an increase in general and administrative headcount of 6;

•	An increase of $1.5 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio, Luna litigation costs and other intellectual property related legal expenses;

•	An increase of $1.2 million in stock-based compensation expense due to our larger employee base;

•	An increase of $1.2 million in lease costs for our new facility, all of which is being charged to selling, general and administrative expenses prior to its occupancy in July 2008;

•	An increase of $0.5 million in supplies, equipment and overhead expenses; and

•	An increase of $0.2 million in non-compensation marketing expenses.
     Selling, general and administrative expenses in the first six months of 2008 included $3.3 million of stock-based compensation expense compared to $2.1 million in the first six months of 2007.

Interest Income

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest income	$838	$2,097	$(1,259)	(60)%
     Interest income decreased in the first six months of 2008 compared to the first six months of 2007 primarily due to decreased cash, cash equivalents and short-term investments balances in the second quarter of 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx, partially offset by the cash received from our equity offering in April 2008.
Interest and Other Expense, net

	Six months ended
	June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest and other expense, net	$(163)	$(262)	$99	(38)%
     Interest and other expense, net, consists mainly of interest expense, which decreased in the first six months of 2008 as compared to the first six months of 2007 primarily due to the lowering of the debt balances as we pay down our long-term loan.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of June 30, 2008 we had an accumulated deficit of $136.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.
     Cash flow activity for the six months ended June 30, 2008 and 2007 is summarized as follows:

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Cash used in operating activities	$(23,565)	$(14,394)
Cash used in investing activities	(15,104)	(16,464)
Cash provided by (used in) financing activities	39,102	(755)

Net decrease in cash and cash equivalents	$433	$(31,613)

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
     Net Cash Used in Investing Activities
     Net cash used in investing activities primarily relates to the proceeds and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our growing company, especially in the first six months of 2008 as we invested in the build-out of our new facility. We expect spending on the build-out of our new facility to continue into the third quarter of 2008.
     Net Cash Provided by (Used in) Financing Activities
     Net cash provided by financing activities in the first six months of 2008 was mainly due to the cash received from our equity offering in April 2008, in addition to receipts from our employee stock purchase plan and from the net exercises of stock options, partially offset by repayments of our long-term debt. Net cash used in financing activities in the first six months of 2007 was mainly attributable to repayments of long-term debt and the payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan.
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
     We recognized our first revenues in 2007 and do not expect to generate net income in 2008. We believe our existing cash, cash equivalents and investment balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months based on current operating and spending assumptions. However, we may require additional capital sooner and beyond our currently forecasted amounts and we may seek to sell additional equity or debt securities or enter into credit facilities at any time.
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

We cannot guarantee that future equity or debt financing or credit lines will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.
Contractual Obligations
     During the six months ended June 30, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. On April 28, 2008, the Company entered into an agreement for the build-out of the Company’s new 63,000 square foot office and laboratory facility in Mountain View, California. The maximum price for this contract, which is expected to be complete by the third quarter of 2008, is approximately $7,819,000.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for us beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 will become effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
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
     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2008, the fair value of our cash, cash equivalents and short-term investments was approximately $54.6 million. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In the second quarter of 2007, we received clearance to market, sell and distribute our products in the United States and Europe. We have no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Expanding our direct sales force will be expensive and time-consuming and could delay the success of the commercialization of our products. Additionally, our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend on our ability to expand and retain an effective sales force. We face significant challenges and risks in expanding and retaining our direct sales force and marketing our products, including, among others:
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
     We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. Developing commercial scale manufacturing facilities has required and will continue to require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience. The costs resulting from this hiring and our relocation to a larger facility will have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required increases in manufacturing capacity on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, we may encounter other manufacturing issues that result in our being unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.
     In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations. Our previous Mountain View facility leases expired in June 2008. In July 2007, we entered into a lease agreement for approximately 63,000 square feet of space at a separate facility in Mountain View, California. The term of this new lease is until November 30, 2014, but we have an option to extend the new lease for an additional five years after its initial term. We initiated our move into the new facility in the second quarter of 2008 and expect to complete the transition in the third quarter of 2008. Delays in preparing our new facility for our needs, transitioning into our new facility or the execution of the transition could disrupt our assembly and testing activities and divert the attention of our management and other key personnel from our business operations.
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
     Our reliance on third parties involves a number of risks, including, among other things, the risk that:
•	suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in or prevent shipments of our products;

•	we may not be able to respond to unanticipated changes and increases in customer orders;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems and other products;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

•	our suppliers may wish to discontinue supplying goods or services to us;

•	we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.
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
     Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. For example, in November 2007, we submitted a 510(k) premarket notification for our CoHesion 3D Visualization Module, or CoHesion Module. In response to our 510(k) submission, the FDA requested additional information, which we then provided. The FDA approved the marketing of the CoHesion Module and completed its review of our IntelliSense technology at the end of the second quarter of 2008, but, in future instances, we may not be able to satisfactorily address all of the FDA’s future concerns or requests for additional information or testing, which may further delay the FDA’s review of our premarket notifications or could result in the FDA denying our submissions. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.
If physicians and hospitals are not convinced that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, we may not be commercially successful.
     We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation procedures. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. If longer-term or more extensive clinical studies performed by us or others or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are less effective or less safe than our current data suggest, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.
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
     Our initial commercial offering consists primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it has only recently been commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable.
     Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.
We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future.
     We have experienced substantial net losses since our inception in late 2002. At June 30, 2008, we had an accumulated deficit of $136.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. While we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.5 million in net proceeds to us, in order to fund expected future losses, we may sell additional securities resulting in further dilution to existing stockholders and we may incur additional indebtedness. However, we cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.
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
     Our Sensei system is a new technology and must compete with established manual interventional methods and methods of our competitors, such as Stereotaxis, Inc., in remote navigation. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market since 2003, four years earlier than our Sensei system, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.
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
     Our Sensei system will likely have a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which will generally require the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products, including expanding our direct sales force and expansion of manufacturing capacity. In 2007, our net cash used in operating activities was $33.1 million and, for the first six months of 2008, net cash used in operating activities was $23.6 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
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
     In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the U.S. our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance.
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
     Our acquisition of AorTx, Inc., or AorTx, in November 2007 and the proposed completion of any future acquisitions will be subject to a number of risks, including:
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
     We consummated our acquisition of AorTx with the expectation that the acquisition will result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement. AorTx is a development stage company and its products have not received FDA clearance or CE mark approval. There can be no assurance that such clearances or approvals will be obtained for the uses we propose, and we may not realize any of the benefits of the AorTx acquisition or may not realize them as rapidly, or to the extent anticipated by our management and certain financial or industry analysts. AorTx’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could adversely affect our cash flows beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of AorTx and future payment obligations under the terms of the acquisition also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.
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
If we are unsuccessful in our litigation with Luna Innovations, Inc., our business may be materially harmed.
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
     We are continuously receiving new information regarding the performance of the Sensei system during procedures as the number of procedures using the Sensei system increases. We have filed Medical Device Reports, or MDRs, reporting adverse events during procedures utilizing our technology and are continually evaluating events that may require adverse event reporting to the FDA and our internal procedures and processes for the accurate and timely filing of MDRs. As the frequency of use of our technology in electrophysiology procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs. An increased frequency of filing MDRs or a failure to timely file MDRs may result in FDA requests for further information, which could delay other matters that we may have pending before the FDA, or result in additional regulatory action. An increased frequency of MDRs could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.
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
     We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals because we believe they can be made on a letter-to-file approach. There can be no assurance that the FDA will agree with our approach in such matters or that, if required, subsequent requests for 510(k) clearance will be received in a timely fashion, if at all. The FDA may require us to recall and to stop marketing our products as modified or to disable features pending clearance which would significantly harm our ability to sell our products and cause harm to our existing customer relationships and business. Even if we are not required to take such action, delays in obtaining clearances or approvals for features would adversely affect our ability to introduce enhanced products in a timely manner and would harm our revenue and operating results. The FDA could also take other enforcement action, including but not limited to, issuing a warning letter relating to our decision to implement features and other product modifications via a letter to file rather than submission of a new 510(k) notice.
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
     The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 31, 2008, our stock price has fluctuated from a low of $10.02 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:
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
     Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 36.1 percent of the outstanding shares of our common stock as of July 31, 2008. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Sales of Unregistered Securities
     Not applicable
     (b) Uses of Proceeds from Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-136685), that was declared effective by the Securities and Exchange Commission on November 15, 2006. We registered 7,187,500 shares of our common stock with a proposed maximum aggregate offering price of $86.3 million, all of which we sold. After underwriting discounts and commissions, and other offering expenses, the aggregate net proceeds from our initial public offering were $78.3 million.
     As of June 30, 2008, all of the aggregate net proceeds of the initial public offering had been used. The use of the proceeds consisted of approximately $36.6 million for sales, marketing and general administrative activities, $26.4 million for research and product development activities, $10.2 million for capital equipment and tenant improvements and $5.1 million for the acquisition of AorTx.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s 2008 Annual Meeting of Stockholders was held on June 19, 2008 at our corporate headquarters in Mountain View California. The following proposals were submitted to a vote of stockholders:
-	the election of three directors to hold office until the 2011 Annual Meeting of Stockholders and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal; and

-	the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

     The holders of our common stock voted as follows:
Board of Director Election Results

Nominee	Votes For	Votes Withheld
John G. Freund, M.D.	20,501,353	54,385
Christopher P. Lowe	20,468,733	87,005
Joseph M. Mandato	20,472,382	82,906
     All three nominees were elected to serve as directors until our 2011 annual meeting of stockholders or until their respective successors are elected and qualified.
Ratification of the Appointment of PricewaterhouseCoopers LLP as independent registered public accountants of the Company
     The results of the voting included 20,356,932 votes for, 50,704 votes against and 148,102 votes abstained. The appointment was ratified.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.28	Agreement with W.L. Butler Construction, Inc. dated April 28, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2008	By:	/s/ Frederic H. Moll, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2008	By:	/s/ Steven M. Van Dick
Steven M. Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.28	Agreement with W.L. Butler Construction, Inc. dated April 28, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.