Form 10-Q
period 2008-09-30
HANSEN MEDICAL INC
filed 2008-11-05
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission File Number: 001-33151
HANSEN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	14-1850535 (I.R.S. Employer Identification No.)
800 East Middlefield Road, Mountain View, CA 94043
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of October 28, 2008 was 25,187,949.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,885	$30,404
Short-term investments	19,683	18,148
Accounts receivable, net	10,893	4,003
Inventories	5,093	2,982
Prepaids and other current assets	2,083	1,397

Total current assets	63,637	56,934

Property and equipment, net	18,564	2,672
Restricted cash	105	105
Other assets	174	190

Total assets	$82,480	$59,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,080	$2,956
Accrued liabilities	5,570	4,083
Current portion of deferred revenue	476	225
Current portion of long-term debt	1,620	2,101

Total current liabilities	11,746	9,365

Deferred revenue, net of current portion	224	143
Long-term debt, net of current portion	10,856	1,208
Other long-term liabilities	1,117	121

Total liabilities	23,943	10,837

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 25,153,315 shares at September 30, 2008 and 21,961,811 shares at December 31, 2007	3	2
Additional paid-in capital	206,858	158,607
Deferred stock-based compensation	(77)	(167)
Accumulated other comprehensive income (loss)	(287)	57
Accumulated deficit	(147,960)	(109,435)

Total stockholders’ equity	58,537	49,064

Total liabilities and stockholders’ equity	$82,480	$59,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$10,864	$3,455	$22,921	$5,889
Cost of goods sold	6,643	3,266	16,315	4,919

Gross profit	4,221	189	6,606	970

Operating expenses:
Research and development	7,249	4,463	18,763	13,886
Selling, general and administrative	8,931	6,538	27,015	16,241

Total operating expenses	16,180	11,001	45,778	30,127

Loss from operations	(11,959)	(10,812)	(39,172)	(29,157)
Interest income	317	916	1,155	3,013
Interest and other expense, net	(345)	(115)	(508)	(377)

Net loss	$(11,987)	$(10,011)	$(38,525)	$(26,521)

Basic and diluted net loss per share	$(0.48)	$(0.46)	$(1.61)	$(1.23)

Shares used to compute basic and diluted net loss per share	25,063	21,629	23,909	21,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(38,525)	$(26,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,653	954
Stock-based compensation	7,607	5,981
Loss on disposal of fixed assets	55	—
Amortization of preferred stock warrants	74	45
Changes in operating assets and liabilities:
Accounts receivable	(7,138)	(2,728)
Inventories	(2,111)	(2,165)
Prepaids and other current assets	(737)	(409)
Other long-term assets	—	(162)
Accounts payable	1,124	281
Accrued liabilities	1,129	2,013
Deferred revenue	332	36
Deferred rent	805	(62)
Other long-term liabilities	141	34

Net cash used in operating activities	(35,591)	(22,703)

Cash flows from investing activities:
Purchase of property and equipment	(17,168)	(1,513)
Proceeds from sales and maturities of short-term investments	13,467	4,000
Purchase of short-term investments	(15,080)	(23,309)

Net cash used in investing activities	(18,781)	(20,822)

Cash flows from financing activities:
Proceeds from loans payable	12,476	—
Repayments of loans payable	(3,334)	(1,438)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)
Proceeds from exercise of common stock options, net	142	119
Proceeds from employee stock purchase plan	1,077	929

Net cash provided by (used in) financing activities	49,853	(707)

Net decrease in cash and cash equivalents	(4,519)	(44,232)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$25,885	$44,679

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$432	$—
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
     From inception to September 30, 2008, the Company has incurred losses totaling approximately $148.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds to the Company. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. The Company can continue to draw down on the term equipment line until March 31, 2009. If the available cash, cash equivalents and investment balances and the amounts available under the Company’s revolving credit line are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into additional credit facilities, and the Company may require additional capital beyond currently forecasted amounts. However, the Company cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 for financial assets in an inactive market. It demonstrates how and when to use an entity’s own assumptions, observable market inputs and market quotes in measuring the fair value of a financial asset when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

3. Investments and Fair Value Measurements
     The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet
					Classification
		Gross	Gross
	Amortized	Unrealized	Unrealized		Cash	Short-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
As of September 30, 2008:
Money market funds	$2,271	$—	$—	$2,271	$2,271	$—
U.S. government agency securities	16,016	—	(34)	15,982	5,027	10,955
Corporate debt securities	22,737	7	(26)	22,718	13,990	8,728

	$41,024	$7	$(60)	$40,971	$21,288	$19,683

As of December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

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

	September 30,	December 31,
	2008	2007
Contractual maturities:
Less than one year	$18,196	$11,979
One to two years	1,487	6,169

	$19,683	$18,148

     The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any investment has occurred. As of September 30, 2008, the investments held by the Company are high investment grade. The following table summarizes the fair value and gross unrealized losses only of those investments classified as short-term investments which are in an unrealized loss position at September 30, 2008 (in thousands):

		Gross
		Unrealized
	Fair Value	Losses
U.S government agency securities	$10,956	$(34)
Corporate debt securities	5,213	(26)

	$16,169	$(60)

     Included in the above are investments of $1,487,000 which have contractual maturities of more than one year and have associated gross unrealized losses of $5,000.
     The gross unrealized losses on investments were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the Company has the ability to hold substantially all of these investments until maturity or until a recovery of fair value occurs.
Fair Value Measurements
     SFAS 157, which the Company adopted in the first quarter of 2008, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

• Level 1 Inputs	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

• Level 2 Inputs	Inputs other than quoted prices in active markets that are observable either directly or indirectly.

• Level 3 Inputs	Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.
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
     The fair value hierarchy of our cash equivalents and short-term investments at September 30, 2008 in connection with our adoption of SFAS 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets	Significant other
	for Identical	Observable
	Assets (Level 1	Inputs
	Inputs)	(Level 2 Inputs)	Total
Money market funds	$2,271	$—	$2,271
U.S. government agency securities	15,982	—	15,982
Corporate debt securities	—	22,718	22,718

	$18,253	$22,718	$40,971

4. Inventories (in thousands)

	September 30,	December 31,
	2008	2007
Raw materials	$1,690	$1,704
Work in process	2,387	1,278
Finished goods	1,016	—

Inventories, net	$5,093	$2,982

5. Commitments and Contingencies
Operating Commitments
     The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of September 30, 2008, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2008	$444
2009	1,811
2010	1,743
2011	1,784
2012	1,838
Thereafter	3,676

Total	$11,296

Warranties
     The Company generally provides a limited one-year warranty on its Sensei system. It accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$826	$194	$537	$—
Accruals for warranties issued during the period	800	264	1,789	458
Warranty costs incurred during the period	(415)	(84)	(1,115)	(84)

Balance at end of period	$1,211	$374	$1,211	$374

Legal Proceedings
     On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations, Inc., (“Luna”) alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with the Company that the Company believes establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated the Company’s trade secrets and has revealed confidential information of the Company to other companies who might improperly benefit from it. Luna’s Cross-Complaint against the Company asserts various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and the Company’s ownership of several patent applications which the Company filed during that same time period. The parties engaged in a nonbinding arbitration process earlier in 2008. The arbitrator’s nonbinding decision, which the Company believes was very favorable, was due to be published almost in its entirety but has been temporarily sealed at Luna’s request while Luna attempts on appeal to prevent the decision from becoming public. Discovery in the case is in its later stages and trial has been set for late March 2009. The Company is vigorously prosecuting its own claims and defending against Luna’s counterclaims.
6. Long-term Debt
     In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The interest rate on borrowings under the revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by all of Hansen Medical’s assets, excluding intellectual property and are subject to certain covenants, including liquidity restrictions, and reporting requirements. As of September 30, 2008, the Company had drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and was in compliance with all the related debt covenants. The Company can continue to draw down on the term equipment line until March 31, 2009. Upon the drawdown, the Company paid in full its then-existing debt. Future annual payments due on the amounts outstanding as of September 30, 2008 are as follows (in thousands):

Remainder of 2008	$186
2009	3,167
2010	3,971
2011	3,971
2012	2,980

14,275
Less: Amount representing interest	(1,799)

12,476
Less: Current portion	(1,620)

Long Term Portion	$10,856

7. Stockholders’ Equity
Stock-based Compensation
     The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 — revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three and nine months ended September 30, 2008 and 2007 was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$168	$153	$500	$240
Research and development	668	590	2,001	1,876
Selling, general and administrative	1,836	1,768	5,106	3,865

Total	$2,672	$2,511	$7,607	$5,981

     The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	49.0%	52.8%	48.0%-51.0%	52.8%-55.0%
Risk-free interest rate	3.3%	4.0%-5.0%	2.8%-3.7%	4.0%-5.0%
Expected term (in years)	5.00	5.00	5.00	5.00-5.47
Expected dividend rate	0%	0%	0%	0%
     Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model, using the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	50.0%-59.0%	56.2%-61.0%	50.0%-61.0%	56.2%-65.0%
Risk-free interest rate	3.1%-3.6%	4.3%-4.6%	2.7%-4.1%	4.3%-5.0%
Expected term (in years)	5.50-8.25	6.25-9.25	5.50-8.75	6.00-9.75
Expected dividend rate	0%	0%	0%	0%
Stock Option and Equity Incentive Plans
     Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows (in thousands, except per share data):

			Weighted-
			Average
		Weighted-	Remaining
	Options	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2007	2,960	$12.41
Options granted	1,617	$16.94
Options exercised	(93)	$2.24
Options cancelled	(92)	$16.64

Balances, September 30, 2008	4,392	$14.20	6.52	$14,077

Options vested at September 30, 2008	1,379	$9.26	6.45	$8,425

     As of September 30, 2008, there was $22,271,000 of unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards which are expected to be recognized over a weighted average period of 2.97 years.

     Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows (in thousands, except per share data):

		Weighted-
	Restricted Stock	Average Fair
	Units	Value When
	Outstanding	Awarded
Restricted stock units at December 31, 2007	23	$30.52
Awarded	65	$17.90
Vested	(13)	$31.20

Restricted stock units at September 30, 2008	75	$19.46

     As of September 30, 2008, there was $1,063,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock units which are expected to be recognized over a weighted average period of 1.80 years.
     As of September 30, 2008, 791,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

8. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock units and unvested common shares subject to repurchase, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(11,987)	$(10,011)	$(38,525)	$(26,521)

Weighted-average common shares outstanding	25,091	21,731	23,953	21,675
Weighted-average unvested common shares subject to repurchase	(28)	(102)	(44)	(133)

Shares used to calculated basic and diluted net loss per share	25,063	21,629	23,909	21,542

Basic and diluted net loss per share	$(0.48)	$(0.46)	$(1.61)	$(1.23)

     The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2008	2007
Stock options outstanding	4,392	2,638
Unvested restricted stock units	75	—
Unvested common shares subject to repurchase	22	91
9. Comprehensive Loss
     Total comprehensive loss for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(11,987)	$(10,011)	$(38,525)	$(26,521)
Other comprehensive income (loss):
Change in unrealized gains and losses on receivables	(225)	(14)	(234)	7
Change in unrealized gains and losses on investments	(92)	30	(100)	4
Foreign currency translation adjustment	(10)	—	(10)	—

Comprehensive loss	$(12,314)	$(9,995)	$(38,869)	$(26,510)

10. Income Taxes
     A reconciliation of the beginning and ending balance of unrecognized tax benefits related to uncertain tax positions in the first nine months of 2008 is as follows (in thousands):

Nine months ended
September 30, 2008
Balance at December 31, 2007	$600
Additions based on tax positions related to the current year	158

Balance at September 30, 2008	$758

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
     To date, we have incurred net losses in each year since our inception and, as of September 30, 2008, we had an accumulated deficit of $148.0 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.5 million of net proceeds. Additionally, on August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, we had drawn down approximately $12.5 million against the equipment line under this agreement.
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
Critical Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the nine months ended September 30, 2008.
Financial Overview
Revenues
     We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. Revenues consist of sales of Sensei systems, Artisan catheters, other disposables and service revenue. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products and face both sales and manufacturing challenges. In any event, 2008 revenues will not significantly reduce our continued losses resulting from our selling, general and administrative costs and our research and development and other activities.
Cost of Goods Sold
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis for the remainder of 2008 will continue to vary from quarter to quarter due, among other things, to fluctuations in revenues, average selling prices, manufacturing levels and manufacturing yields.
Research and Development Expenses
     Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to the second quarter of 2007, research and development expenses included manufacturing costs for commercial products, including start-up manufacturing costs. We expect our research and development expenses to increase moderately during the remainder of 2008 as we continue development activities for the electrophysiology market and explore other future potential applications.
Selling, General and Administrative Expenses
     Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation expense. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, administrative expenses associated with operating as a public company, consulting fees and travel expenses. We expect our selling, general and administrative expenses to increase moderately during the remainder of 2008 as we continue to expand our sales and clinical support groups and as we prepare for a March 2009 trial in our litigation against Luna Innovations, Inc.
Results of Operations
Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007
Revenues

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues	$10,864	$3,455	$7,409	214%
     Revenues for the third quarter of 2008 primarily related to the sale of five Sensei systems in Europe and nine Sensei systems in the United States at an average selling price of approximately $715,000 per unit and the shipment of approximately 420 Artisan catheters at an average selling price of approximately $1,800 per unit. Revenues for the third quarter of 2007 primarily related to the sale of one Sensei system in Europe and four Sensei systems in the United States at an average selling price of approximately $638,000 per unit and the shipment of approximately 140 Artisan catheters at an average selling price of approximately $2,000. Average selling prices of Sensei systems for the third quarter of 2008 were positively impacted by sales of Sensei systems with CoHesion modules and the sale of one system with an additional robotic arm. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products.
Cost of Goods Sold

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Cost of goods sold	$6,643	$3,266	$3,377	103%
As a percentage of revenues	61.1%	94.5%
     Cost of goods sold for both the third quarter of 2008 and the third quarter of 2007 included stock-based compensation expense of $0.2 million. During the third quarter of 2008, we experienced an increase in the overhead applied to our inventory, primarily due to the move to a new facility. This increase in inventory costs did not impact cost of goods sold for the entire third quarter of 2008 due to the sale of preexisting inventory which had been manufactured with lower overhead costs. Essentially all existing finished goods inventory on hand as of September 30, 2008 was manufactured with the higher overhead costs. Had we experienced the higher inventory costs for the entire quarter, cost of goods sold and gross profit for the third quarter of 2008 would have been negatively impacted by approximately $0.9 million. During 2007 we sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for the third quarter of 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.1 million. Cost of goods sold for the third quarter of 2007 also included a $0.4 million non-recurring milestone royalty charge. We expect that cost of goods sold, both as a percentage of revenue and on a dollar basis, will continue to vary from quarter to quarter due, among other things, to fluctuations in revenues, average selling prices, manufacturing levels and manufacturing yields.

Operating Expenses
     Research and Development

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Research and development	$7,249	$4,463	$2,786	62%
     The change in research and development expenses in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to the following:
•	An increase of $1.2 million in employee-related expenses, including travel expenses, related to an increase of 21 in research and development headcount;

•	An increase of $1.5 million in outside services, materials and overhead expenses; and

•	An increase of $0.1 million in stock-based compensation expense due to our larger employee base, partially offset by the effects of our lower average stock price.
     Total research and development expenses in the third quarter of 2008 included $0.7 million of stock-based compensation expense compared to $0.6 million in 2007. We expect our research and development expenses to increase moderately during the remainder of 2008 as we continue development activities for the electrophysiology market and explore other future potential applications.
     Selling, General and Administrative

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Selling, general and administrative	$8,931	$6,538	$2,393	37%
     Selling, general and administrative expenses increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the following:
•	An increase of $1.6 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 18 and an increase in general and administrative headcount of 7;

•	An increase of $0.5 million in supplies, equipment and overhead expenses;

•	An increase of $0.3 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio, Luna litigation costs and other intellectual property related legal expenses;

•	An increase of $0.1 million in stock-based compensation expense due to our larger employee base, partially offset by the effects of our lower average stock price; and

•	A decrease of $0.1 million in non-compensation marketing expenses.
     Selling, general and administrative expenses in the third quarter of 2008 included $1.9 million of stock-based compensation expense compared to $1.8 million in the third quarter of 2007. We expect our selling, general and administrative expenses to increase moderately during the remainder of 2008 as we continue to expand our sales and clinical support groups and as we prepare for a March 2009 trial in our litigation against Luna Innovations, Inc.

Interest Income

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest income	$317	$916	$(599)	(65)%
     Interest income decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to decreased average cash, cash equivalents and short-term investments balances in the third quarter of 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx, partially offset by the cash received from our financing activities in 2008. We expect our quarterly interest income to decrease in the remainder of 2008 as we continue to utilize our cash to cover our operating expenses.
     Interest and Other Expense, net

	Three months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest and other expense, net	$(345)	$(115)	$(230)	200%
     Interest and other expense, net, consists mainly of interest expense, which increased in the third quarter of 2008 as compared to 2007 primarily due to paying off our previous debt and the interest on our new term equipment line. We expect our interest expense to increase in the remainder of 2008 as we have a full quarter of interest related to the term equipment line.
Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007
Revenues

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Revenues	$22,921	$5,889	$17,032	289%
     Revenues for the first nine months of 2008 primarily related to the sale of nine Sensei systems in Europe and 21 Sensei systems in the United States at an average selling price of approximately $677,000 per unit and the shipment of approximately 1,100 Artisan catheters at an average selling price of approximately $1,800 per unit. Revenues for the first nine months of 2007 primarily related to the sale of four Sensei systems in Europe and five Sensei systems in the United States at an average selling price of $618,000 per unit and the shipment of approximately 170 Artisan catheters at an average selling price of $1,900. Average selling prices of Sensei systems for the first nine months of 2008 were positively impacted by sales of Sensei systems with CoHesion modules and the sale of one system with an additional robotic arm.
Cost of Goods Sold

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Cost of goods sold	$16,315	$4,919	$11,396	232%
As a percentage of revenues	71.2%	83.5%

     Cost of goods sold for the first nine months of 2008 included stock-based compensation expense of $0.5 million as compared to $0.2 million for the first nine months of 2007. During the third quarter of 2008, we experienced an increase in the overhead applied to our inventory, primarily due to the move to a new facility. Had we experienced the higher inventory costs for the entire third quarter of 2008, cost of goods sold and gross profit would have been negatively impacted by approximately $0.9 million. During 2007 we sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for the first nine months of 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.6 million. Cost of goods sold for the first nine months of 2007 also included a $0.4 million non-recurring milestone royalty charge.
Operating Expenses
     Research and Development

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Research and development	$18,763	$13,886	$4,877	35%
     In the first quarter of 2007, as a development-stage company, all manufacturing expenses were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for the first nine months of 2007 included development-stage manufacturing expenses of $1.0 million. The remaining change in research and development expenses in the first nine months of 2008 compared to the first nine months of 2007 of approximately $5.9 million was primarily due to the following:
•	An increase of $3.3 million in employee-related expenses, including travel expenses, related to an increase of 21 in research and development headcount;

•	An increase of $2.5 million in outside services, materials and overhead expenses; and

•	An increase of $0.1 million in stock-based compensation expense due to our larger employee base, partially offset by the effects of our lower average stock price.
     Total research and development expenses in the first nine months of 2008 included $2.0 million of stock-based compensation expense compared to $1.9 million in the first nine months of 2007.
     Selling, General and Administrative

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Selling, general and administrative	$27,015	$16,241	$10,774	66%
     Selling, general and administrative expenses increased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to the following:
•	An increase of $5.5 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 18 and an increase in general and administrative headcount of 7;

•	An increase of $1.8 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio, Luna litigation costs and other intellectual property related legal expenses;

•	An increase of $1.2 million in stock-based compensation expense due to our larger employee base;

•	An increase of $1.2 million in lease costs for our new facility, all of which were being charged to selling, general and administrative expenses prior to its occupancy in July 2008;

•	An increase of $1.0 million in supplies, equipment and overhead expenses; and

•	An increase of $0.1 million in non-compensation marketing expenses.
     Selling, general and administrative expenses in the first nine months of 2008 included $5.1 million of stock-based compensation expense compared to $3.9 million in the first nine months of 2007.
     Interest Income

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest income	$1,155	$3,013	$(1,858)	(62)%
     Interest income decreased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to decreased average cash, cash equivalents and short-term investments balances in the first nine months of 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx, partially offset by the cash received from our equity offering in April 2008.
Interest and Other Expense, net

	Nine months ended
	September 30,		Change
(Dollars in thousands)	2008	2007	$	%
Interest and other expense, net	$(508)	$(377)	$(131)	35%
     Interest and other expense, net, consists mainly of interest expense, which increased in the first nine months of 2008 as compared to the first nine months of 2007 primarily due to paying off our previous debt and the interest on our new term equipment line.
Liquidity and Capital Resources
     We have incurred losses since our inception in September 2002 and, as of September 30, 2008 we had an accumulated deficit of $148.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, we had drawn down approximately $12.5 million against the equipment line under this agreement. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

     Cash flow activity for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	Nine months ended
	September 30,
	2008	2007
Cash used in operating activities	$(35,591)	$(22,703)
Cash used in investing activities	(18,781)	(20,822)
Cash provided by (used in) financing activities	49,853	(707)

Net decrease in cash and cash equivalents	$(4,519)	$(44,232)

     Net Cash Used in Operating Activities
     Net cash used in operating activities primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities was negatively impacted by the increase in accounts receivable and inventory balances necessitated by our growth in commercial sales of our Sensei system and Artisan catheter, partially offset by increases in accounts payable and accrued liabilities.
     Net Cash Used in Investing Activities
     Net cash used in investing activities primarily relates to the proceeds and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our growing company, especially in the first nine months of 2008 as we invested in the build-out of our new facility. We expect spending on the build-out of our new facility to continue into the fourth quarter of 2008, although not at the same level as in the previous quarters.
     Net Cash Provided by (Used in) Financing Activities
     Net cash provided by financing activities in the first nine months of 2008 was mainly due to the cash received from our equity offering in April 2008 and the proceeds from our new term equipment line, in addition to receipts from our employee stock purchase plan and from the net exercises of stock options, partially offset by repayments of our long-term debt. Net cash used in financing activities in the first nine months of 2007 was mainly attributable to repayments of long-term debt and the payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan.
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
     We recognized our first revenues in 2007 and do not expect to generate net income in 2008. We believe our existing cash, cash equivalents and investment balances and the interest income we earn on these balances, in addition to the amounts available under our term equipment line and revolving credit line, will be sufficient to meet our anticipated cash requirements through at least the next 12 months based on current operating and spending assumptions. However, we may require additional capital sooner and beyond our currently forecasted amounts and we may seek to sell additional equity or debt securities or enter into additional credit facilities at any time.
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
•	The revenue and margins generated by sales of our current and future products;

•	The expenses we incur in manufacturing, selling and marketing our products, developing new products and operating our company;

•	Our ability to achieve manufacturing cost reductions as we scale the production of our products;

•	The success of our research and development efforts;

•	The rate of progress and cost of our clinical trials and other development activities;

•	The costs and timing of future regulatory actions;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	The emergence of competing or complementary technological developments;

•	The terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	The acquisition or disposition of businesses, products and technologies.
     We cannot guarantee that future equity or debt financing or credit lines will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.
Contractual Obligations
     The following table summarizes our outstanding contractual obligations as of September 30, 2008:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years
Operating lease — real estate	$11,296	$444	$3,554	$3,622	$3,676
Debt	14,275	186	7,138	6,951	—

Total	$25,571	$630	$10,692	$10,573	$3,676

     The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We may also have minimum royalty obligations under the terms of our cross license agreement with Intuitive. Our agreement to acquire AorTx includes possible future payments of up to $30.0 million payable upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock. On April 28, 2008, the Company entered into an agreement for the build-out of the Company’s new 63,000 square foot office and laboratory facility in Mountain View, California. The remaining amount to be paid under this contract, which is expected to be complete by the fourth quarter of 2008, is approximately $1,000,000.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 for financial assets in an inactive market. It demonstrates how and when to use an entity’s own assumptions, observable market inputs and market quotes in measuring the fair value of a financial asset when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.
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
     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2008, the fair value of our cash, cash equivalents and short-term investments was approximately $45.6 million. A hypothetical

50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4T. CONTROLS AND PROCEDURES
     Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with us that we believe establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s Cross-Complaint against us asserts various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. The parties engaged in a nonbinding arbitration process earlier in 2008. The arbitrator’s nonbinding decision, which we believe was very favorable, was due to be published almost in its entirety but has been temporarily sealed at Luna’s request while Luna attempts on appeal to prevent the decision from becoming public. Discovery in the case is in its later stages and trial has been set for late March 2009. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
We are a company with a limited history of operations, which makes our future operating results difficult to predict.
     We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. The future success of our business will depend on our ability to increase product sales, successfully introduce new products, grow our sales force and distribution network and manufacture and assemble our products in sufficient quantities, in accordance with applicable regulatory requirements and at lower costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.
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

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.
     The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably. In such conditions, those customers may decide to postpone or cancel the purchase of our products. If sufficient numbers of potential customers decide to postpone or cancel purchase of a Sensei system, our sales, financial condition and results of operations could be significantly negatively impacted. Financial market conditions in the U.S and the EU for the third quarter of 2008, including the credit and capital markets, have been very volatile and may continue to be volatile into the near future. We cannot predict what these conditions will be in the future, nor what their impact will be on any potential customers or their decisions to purchase our products.
We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.
     We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. In order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand and to efficiently utilize our new manufacturing facility, we will need to increase our manufacturing capacity significantly over the current level. We face significant technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. Developing commercial scale manufacturing facilities has required and will continue to require the investment of substantial funds, the hiring and retention of additional management and technical personnel who have the appropriate manufacturing and compliance experience. The costs resulting from this hiring and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required increases in manufacturing capacity or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, we may encounter other manufacturing issues that result in our being unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.
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
     Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. For example, in November 2007, we submitted a 510(k) premarket notification for our CoHesion 3D Visualization Module, or CoHesion Module. In response to our 510(k) submission, the FDA requested additional information, which we then provided. The FDA approved the marketing of the CoHesion Module and completed its review of our IntelliSense technology at the end of the second quarter of 2008, but, in future instances, we may not be able to satisfactorily address all of the FDA’s future concerns or requests for additional information or testing, which may further delay the FDA’s review of our premarket notifications or could result in the FDA denying our submissions. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.
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
     Our initial commercial offering consists primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has recently been supplemented by an optional CoHesion module. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it has only recently been commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.
We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future and we may not be able to raise additional financing to fund future losses.
     We have experienced substantial net losses since our inception in late 2002. At September 30, 2008, we had an accumulated deficit of $148.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. For example, we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.5 million in net proceeds to us, in order to fund expected future losses and, in August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a one-year $10 million revolving line of credit and a $15 million term equipment line, of which we had drawn down approximately $12.5 million as of September 30, 2008. While we have recently issued equity and incurred debt, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. However, we cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products, including expanding our direct sales force and expansion of manufacturing capacity. In 2007, our net cash used in operating activities was $33.1 million and, for the first nine months of 2008, net cash used in operating activities was $35.6 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the development and commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:
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

     We consummated our acquisition of AorTx with the expectation that the acquisition will result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement, which market we have decided to pursue independently from the development of AorTx’s technology. AorTx is a development stage company and its products have not received FDA clearance or CE mark approval. There can be no assurance that such clearances or approvals will be obtained for the uses we propose, and we may not realize any of the benefits of the AorTx acquisition or may not realize them as rapidly, or to the extent anticipated by our management and certain financial or industry analysts. AorTx’s contribution to our financial results may not meet the current expectations of our management for a number of reasons, including integration risks, and could adversely affect our cash flows beyond the current expectations of our management. Potential liabilities assumed in connection with our acquisition of AorTx and future payment obligations under the terms of the acquisition also could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected.
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
•	implementing appropriate operational and financial systems and controls;

•	expanding manufacturing capacity, increasing production and improving margins;

•	developing our sales and marketing infrastructure and capabilities;

•	identifying, attracting and retaining qualified personnel in our areas of activity; and

•	training, managing and supervising our personnel worldwide.
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
     In June 2007, we filed suit against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement between us and Luna that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s Cross-Complaint against us asserts various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. Discovery in the case is in its later stages and trial has been set for late March 2009. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims. This litigation will require substantial resources, both financial and managerial and there can be no assurance that we will be the prevailing party on all or any of the issues being litigated. If we do not succeed in prosecuting our rights against Luna or if Luna prevails on one or more of its counterclaims, other companies, including companies who may attempt to compete with our flexible robotic technology, may benefit from work we performed with Luna without compensation to us. In addition, if Luna is successful, we may have to pay substantial damages and may lose rights to the patent applications in question that pertain to certain aspects of flexible robotics that we do not presently use but which may limit certain development paths for our technology unless we can design around the intellectual property in question or obtain a license which, if available at all, may require us to pay substantial royalties, any or all of which could materially harm our business.
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
     The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through October 31, 2008, our stock price has fluctuated from a low of $6.20 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:
•	the announcement of our operating results, including the number of our Sensei systems sold during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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
     Currently, several securities analysts provide research coverage of our common stock. Several analysts have already published statements that do not portray our technology, products or procedures using our products in a positive light and others may do so in the future. If we are unable to educate those who publicize such reports about the benefits we believe our technology provides, or if one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If sufficient securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. It may be difficult for companies such as ours, with smaller market capitalizations, to attract and maintain sufficient independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.
Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.
     Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 36.0 percent of the outstanding shares of our common stock as of October 31, 2008. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
     Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:
•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide our board of directors into three classes;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose;

•	provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•	provide that stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least 66 2/3 percent of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15 percent or more of our outstanding voting stock for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

Future sales of a substantial number of shares of our common stock in the public market, the announcement to undertake such sales, or the perception that they may occur, may depress the market price of our common stock.
     Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5 percent stockholders, which may be subject to volume limitations. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Sales of Unregistered Securities
     Not applicable
     (b) Uses of Proceeds from Sale of Registered Securities
     Not applicable
     (c) Purchases of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.29(4)	Loan and Security Agreement by and among the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.30	Offer letter, by and between the Registrant and Christopher Sells, dated as of April 3, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.

*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2008	By:	/s/ Frederic H. Moll, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2008	By:	/s/ Steven M. Van Dick
Steven M. Van Dick
Chief Financial Officer (Principal Financial and Accounting Officer)