Form 10-K
period 2008-12-31
HANSEN MEDICAL INC
filed 2009-03-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $267,974,550.

As of February 27, 2009, the registrant had outstanding 25,296,966 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2008 in connection with the registrant’s 2009 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan eXtend,” “Hansen Artisan,” “Instinctive Motion,” “Fine Force Technology,” and “CoolSense.” We have obtained trademark registration in the United States for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of our Artisan™ Control Catheter, or Artisan catheter, to a desired anatomical location in a way that is natural and inherently simple. We believe our Sensei system and its corresponding disposable Artisan catheter enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We recognized revenue on our first system in May 2007 and, through December 31, 2008, we had shipped and recognized revenue on 55 Sensei systems worldwide, consisting of 36 in the United States and 19 in Europe. Our customers for these systems range from large university medical centers to community hospitals.

For the most part, catheters and catheter-based technologies have used blood vessels and other tubular anatomic structures as “highways” to constrain and guide their movement to specific parts of the body. However, we believe that physicians have limited ability to accurately control the working tips of these manually-controlled, hand-held instruments, which may hinder the physician’s ability to perform complex procedures that require precise navigation and stability of catheters in tortuous vessels. These issues are magnified in larger open spaces such as the atria and ventricles of the heart where the navigation of the tip of the catheter is no longer aided by vessel walls.

Our current focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. We are currently evaluating different strategies to address this situation, including seeking FDA clearance for labeling that includes certain ablation procedures, although this may prove prohibitively costly and time-consuming. Without such clearance, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. We believe that our Sensei system will improve a physician’s ability to map the hearts of patients with cardiac arrhythmias—and to perform ablation procedures on such patients in the European Union—because of its ability to provide accurate and stable robotic control of the working tip of catheters and flexible instruments. Based on our experience with previous catheter and catheter-based procedures, the results of the procedures performed with our Sensei system and feedback from the physicians that have used our Sensei system, we believe that our Sensei system offers significant benefits over conventional catheter-based technologies.

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2008, 30 of the 55 systems we have shipped and recognized revenue on are configured with the CoHesion Module.

We believe our Sensei system and Artisan catheter, which are labeled and marketed for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment, will improve the efficacy, consistency of results and ease of performing many catheter-based interventional procedures and will enable other procedures that are not currently performed with catheter-based technologies. Our initial focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to industry estimates, approximately five million people in the United States and the European Union alone suffer from atrial fibrillation. The vast majority of patients with atrial fibrillation require some form of treatment.

Many patients with atrial fibrillation are initially treated with drug therapies, which may cause significant side effects. Patients who are either not responsive to drug therapy or are unhappy with its side effects are candidates for catheter-based ablation treatments. However, non-robotic catheter-based approaches have significant drawbacks that we believe directly relate to the difficulty of manually controlling the catheters. These drawbacks include success rates of only approximately 75 percent and risks such as lengthy procedure times, which can lead to extensive radiation exposure for the physician and the patient. We believe that, primarily due to the limitations of non-robotic techniques, only approximately 40,000 of these procedures were performed in the United States in 2008. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of the difficulty of manual technique, lack of clinical data and the complexity and time-consuming nature of treating atrial fibrillation.

In addition to our development efforts in the treatment of complex atrial arrhythmias, we are also investigating other EP applications such as Ventricular tachycardia and left atrial appendage occlusion. We also believe that robotic control of flexible instruments has application to a broad range of interventional procedures. As a result, we plan to expand the uses for our technology beyond EP procedures to additional interventional applications in cardiovascular and peripheral vascular diseases. Consistent with this strategy, we have investigated the application of robotic delivery techniques to percutaneous aortic valve replacement and other structural heart applications.

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

•

Variable force at the catheter tip. To effectively perform a broad range of catheter-based procedures, physicians must have the ability to apply variable force at the working tip of the catheters and other catheter-based technologies. We designed our disposable Artisan catheter products to provide variable support while maintaining the flexibility required to navigate the catheter. In addition, we have developed our proprietary IntelliSense® force-sensing technology to measure and display the amount of force being applied by a catheter throughout the procedure.

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

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force TechnologyTM to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008.

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

CoHesionTM 3D Visualization Module

Our CoHesion 3D Visualization Module, or CoHesion Module, is a software interface between our Sensei system and the St. Jude Medical EnSiteTM System for EP procedures. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

•	importation of EnSite 3D geometry into the Sensei system’s main navigation window;

•	localization of the percutaneous catheter tip within the EnSite 3D geometry; and

•	instinctive navigation of the localized catheter tip by the Artisan catheter.

Based on early, unpublished data, we believe that the use of the CoHesion Module results in the reduction of radiation exposure to the patient compared to conventional procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA clearance for the CoHesion Module in the United States at the end of the second quarter of 2008.

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

Elements of our strategy include:

•

Focus on key institutions and thought leaders to encourage adoption of our Sensei system. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of EP procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our Sensei system. Through December 31, 2008, we have shipped and recognized revenue on a total of 55 Sensei systems worldwide, consisting of 36 in the United States and 19 in Europe. The installation sites range from large university medical centers to community hospitals.

•

Increase use of our Sensei systems and Artisan catheter. Following the initial placement within a given hospital, we will endeavor to expand the number of physicians who use our Sensei system. Our goal is to increase usage per system, leading to higher volume sales of our disposable Artisan catheter and sales of additional Sensei systems at each hospital.

•

Expand potential applications for our Sensei system. We intend to conduct post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. We also intend to develop relationships and pursue clinical research with leading cardiologists in order to develop and expand the range of clinical applications for our Sensei system in the fields of EP and interventional cardiology, and to capitalize on such relationships to apply our Sensei system to areas of unmet need within cardiovascular disease. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques.

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

•

Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. Specifically, we are continuing to investigate the application of robotic delivery techniques to percutaneous aortic valve replacement and other structural heart applications. We are also developing a smaller Artisan catheter assembly for complex vascular applications in conjunction with developing the capabilities of our Sensei system to control this new assembly.

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

Severe heart rhythm disturbances were historically treated by highly invasive open chest heart surgery and are therefore typically only performed in conjunction with other procedures unrelated to the arrhythmia such as coronary artery bypass surgery or valve replacement and, as such, the total procedure can be very expensive. While generally very effective, these procedures are extremely traumatic for the patient, and usually require long hospital stays followed by a significant period of convalescence. Minimally invasive surgical procedures for the treatment of severe heart rhythm disturbances, including some which are robotically controlled, were devised to add visualization and instrument control using an endoscope in order to reduce the trauma for the patient. While these minimally invasive surgical techniques have been used for a number of anti-arrhythmic procedures, we believe the results have been mixed and the trauma to the patient and procedure cost remain high.

Interventional electrophysiology further advanced these surgical procedures in EP labs through visualization provided by real-time x-ray imaging, often enhanced by electro-anatomic mapping and intracardiac ultrasound. These advances enable physicians to insert and navigate catheters into the vasculature or open chambers of the heart to deliver diagnostic and therapeutic technologies.

In EP mapping and ablation procedures, physicians have traditionally used specialized hand-held catheters. These catheters are manually navigated using a system of mechanical control cables to first map the electrical signals within the patient’s heart and then to ablate the heart tissue to eliminate arrhythmias. Generally, ablation is accomplished by applying radio frequency energy or electrical energy, or freezing the diseased tissue giving rise to the arrhythmia, usually through a catheter which creates a small scar that is incapable of generating or conducting heart arrhythmias. EP procedures have proven highly effective at treating arrhythmias at sites accessible through the vasculature. According to Millennium Research Group, there were approximately 164,000 EP procedures for diagnosis and treatment of arrhythmia conducted in the United States in 2007 and approximately 200,000 such procedures in Europe in 2006.

Control of the hand-held devices used in these EP procedures requires significant skill, because navigation in the blood vessels and the chambers of the heart can be difficult. The path that the interventional device must follow to arrive at the treatment site can be complex and tortuous and can include crossing the septum. Existing hand-held devices are limited in their ability to accurately navigate the tip of the mapping and ablation catheter to the treatment site on the heart wall, maintain adequate tissue contact within a beating heart to effect treatment and perform complex ablations within the left atrium of the heart. Physicians using manually-controlled, hand-held devices often utilize a range of different catheters and sheaths in an attempt to find the right device or devices for the procedure being performed. Our Sensei system has been designed to address the challenges associated with the use of current hand-held devices in performing many EP procedures.

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

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group, over 3.1 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, there were approximately 40,000 ablation treatments of atrial fibrillation performed in the United States in 2008. We believe that the number of atrial fibrillation procedures has the potential to grow rapidly if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is believed to be only approximately 75% and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and lack of clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there is only one catheter approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, obtained FDA approval of a premarket approval, or PMA, for the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. As noted above, our Sensei System has not been cleared or approved for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system. All data regarding prevalence and incidence is for 2007:

Form of Arrhythmia	Definition	U.S. Prevalence/Incidence	Location and Success Rate of Ablation Therapy
Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	3.1 million/160,000	In this arrhythmia, the ablation therapy is performed in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates vary from approximately 50% to 75%.

Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	unknown/200,000	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 90% of cases.

Atrioventricular Nodal Reentrant Tachycardia (AVNRT)	In AVNRT the abnormal signal begins in the atria and transfers to the atrioventricular node, or AV node. Instead of conducting down to the ventricle, the signal is returned to the atria.	570,000/89,000	In AVNRT, the ablation therapy is performed in the right atrium. Treatment success rate is approximately 95%.

Form of Arrhythmia	Definition	U.S. Prevalence/Incidence	Location and Success Rate of Ablation Therapy
Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 75%.

Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the AV node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	up to 3% of the general population/200,000	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

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

Percutaneous Aortic Valve Replacement. Percutaneous valve replacement represents an emerging alternative therapy for high-risk and inoperable patients with severe valve disease, and may offer advantages over open heart surgery. For example, non-surgical heart valve replacement may minimize complications associated with general anesthesia, opening the chest wall and the use of heart-lung bypass machines. Percutaneous aortic valve replacement using a catheter-based approach may enable surgeons to perform procedures under local anesthesia in a cardiac catheterization lab. This may be a preferred alternative for high-risk valve disease patients who otherwise have no choice but open heart surgery, and more importantly, for those patients with life-threatening valve disease who cannot undergo surgery. We believe that the controlled and precise access and deployment that robotics can provide in an endovascular aortic valve replacement has the potential for enabling current surgical valve candidates to be treated less invasively.

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

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we will work together with St. Jude to develop certain mutually agreed-upon products. The first product developed under the joint development agreement is our CoHesion Module, a newly-integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA approval for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2008, 30 of the 55 systems we have shipped and recognized revenue on are configured with the CoHesion Module.

The EnSite system is a computer-based technology marketed worldwide that facilitates EP procedures by creating real-time 3D graphical displays or maps of cardiac structures and arrhythmias. These maps are designed to provide the visual guidance necessary to navigate catheters used during EP procedures. Two-dimensional technologies such as fluoroscopy or ultrasound can also be used to assist physicians with guiding catheters inside the heart, but provide limited information regarding the three-dimensional space inside the heart. Combining the Sensei and EnSite technologies provides physicians with 3D visualization that augments their ability to confidently move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The EnSite System is used by EP clinicians during EP procedures to create 3D models of their patients’ cardiac anatomy and then to visualize catheters used in those procedures as they are navigated to critical anatomical targets. The system collects and organizes activation and voltage data from the inner surface of the heart, which allows physicians to visualize arrhythmias on the 3D model and more easily determine a treatment strategy. Localization of our Artisan catheter within the EnSite System’s 3D map gives physicians the ability to move the catheter deliberately and accurately while seeing specifically, in three dimensions, the location of the catheter inside the heart. We believe this integrated functionality enables clinicians of varying skill levels to more effectively and safely treat complex cardiac arrhythmias.

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

Under the terms of our co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. Pursuant to a separate agreement, St. Jude is the exclusive distributor for our Sensei system in France. We maintain the right to sell the integrated system and retain additional exclusive rights in specified countries outside of the U.S. In addition, we retain the unrestricted right to market our Sensei system and Artisan catheter without St. Jude products. The initial term of the co-marketing agreement is until December 31, 2009.

Collaboration with Philips

We have also entered into agreements with Royal Philips Electronics, or Philips, to co-develop integrated products that we hope will simplify complex cardiac procedures to diagnose and treat arrhythmias. The agreements are intended to lead to the creation of integrated product solutions by combining Philips’ Allura Xper X-Ray system with our Sensei system. The resulting innovations will seek to enable electrophysiologists to perform complex procedures with greater confidence and improved efficiency. We believe that closer integration between robotics and imaging systems will afford greater clinical capability in endovascular procedures.

Advanced Cardiac Therapeutics

In 2009, we made an equity investment in Advanced Cardiac Therapeutics, Inc., or ACT, and secured exclusive rights to certain ACT intellectual property for certain robotic applications. ACT, a privately held company located in Laguna Beach, Calif., is developing a novel technology that is designed to accurately measure the temperature in a lesion during cardiac ablation procedures. ACT’s patented Microwave Radiometry System has the potential to be incorporated into standard and irrigated cardiac catheters. A catheter with ACT’s technology would have the potential to assist electrophysiologists by providing real-time feedback about effective energy delivery by the catheter. ACT’s technology has not been clinically tested and has not received regulatory approval.

Research and Development

As of December 31, 2008, our research and development team, excluding those who are now involved primarily in regulatory and quality functions, consisted of 60 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

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

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $25.6 million, $19.0 million and $16.6 million in 2008, 2007 and 2006, respectively.

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We currently have distribution agreements in Canada, Czech Republic, France, Italy, Portugal, Russia and Spain.

We are still gaining experience as a company in the marketing, sale and distribution of our products. As of December 31, 2008, we had a direct sales force, clinical support team and marketing team of 36 employees, but we intend to continue to grow this team, which can be expensive and time consuming.

Our sales and marketing process consists of two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

Through December 31, 2008, our customers fall into three broad categories:

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

Many hospitals are part of an integrated delivery network, or IDN, and/or a group purchasing organization, or GPO. When possible, we focus on leveraging opportunities in which we believe a sale to one member of an IDN or GPO creates interest and drives competition within that group. We also focus sales and marketing development activities where strategic synergies or competition exist between our current installed base and other area hospitals.

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

Customer Service and Support

We are building an infrastructure for customer service and support activities to address the needs of our growing installed base. As of December, 31, 2008, we had a customer service and support team of 13 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers in the United States and the European Union via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

At December 31, 2008, we had a manufacturing team of 56 employees. We manufacture our Sensei systems and Artisan catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our Sensei system are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

We are still gaining experience in manufacturing, assembling and testing our products on a commercial scale. In 2008, we moved into a new facility, thus increasing our ability to produce Sensei systems and Artisan catheters in quantities sufficient to meet our anticipated market demand. However, we still face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.

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

Artisan catheter and guide catheter assembly

Our Artisan catheter consists almost entirely of custom parts which we have designed and are manufactured either by us or by contract manufacturers to our specifications. We currently assemble Artisan catheters in-house and have made agreements with a contract manufacturer to manufacture additional catheters in order to increase capacity for expected future demands. We outsource the manufacture of certain other disposable products, including sterile drapes used with our system in EP procedures. We also manufacture prototype disposables to facilitate future product development.

Software

We develop the software components of our Sensei system, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, from November 29, 2007 through December 4, 2007. This was the first FDA inspection of our company. The inspection has closed and the FDA did not identify any deficiencies in our quality systems or operations as a result of that inspection. Our existing quality management system passed European Notified Body audits in 2006, 2007 and 2008, and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to comply with the FDA requirements or maintain ISO 13485 standards in the future, we may be subject to FDA enforcement action or required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

Our manufacturing facility also has been inspected and licensed by the California Department of Health Services, or CDHS, and remains subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS were to indicate that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

Force Dimension Development and Supply Agreement

On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension manufactures and supplies to us specially-configured motion controllers in accordance with a predefined pricing matrix. We may terminate the agreement for any reason upon 30 days notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei system.

Plexus Purchase Agreement

In October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus manufactures certain items for us. Under the agreement, Plexus manufactures products for us in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. The agreement remains in effect through September 2009 unless terminated sooner according to provisions in the agreement. The agreement may be extended upon mutual agreement by both Plexus and us. If we are unable to extend this agreement we may not be able to identify alternative sources in a timely fashion and the resulting transition to alternative manufacturers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products.

Reimbursement

We expect that healthcare facilities and physicians in the United States will continue to bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under governmental programs and most private plans, and we anticipate that third-party payors will continue to cover and reimburse hospitals and physicians under existing coverage and reimbursement policies for the vast majority of procedures that would use our products. In addition, claims for services using our products are reimbursed under existing billing codes. These billing codes differ based on the place of service. For hospital inpatient departments, the billing codes generally are reported using the International Classification of Disease, Ninth Revision, Clinical Modification, or ICD-9-CM, procedure codes. The coding classification for hospital outpatient services and physician professional services is based on the coding system established by the American Medical Association under the Current Procedural Terminology, or CPT. Currently there are ICD-9-CM codes for cardiac mapping, a CPT code for mapping arrhythmias and a separate CPT code for combination mapping/ablation procedures. Accordingly, we believe hospitals and physicians in the United States will generally not require new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot be certain, however, that current coverage, coding and reimbursement policies of third-party payors will continue or the extent to which future changes to coverage, coding and reimbursement policies will affect some or all of the procedures that would use the Sensei system.

We are aware that physicians may elect to use products we sell for off-label indications, including, for example, for procedures to treat atrial fibrillation. Currently there is only one catheter which is approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, was granted marketing approval to the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. We believe that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. We cannot be certain, however, that third-party payors will continue to provide coverage and/or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures. If such support is required, we may not be able to satisfy such requests within the limitations of our FDA cleared labeling.

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures targeted for use of our products. The reductions are to be transitioned over three years, beginning in fiscal year 2007. Further, physicians are paid for their professional services to Medicare beneficiaries under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the fee schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1 percent. Section 101 of the Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1 percent reduction for 2008 and increased the annual payment rate update by 0.5 percent. This increase to the annual Medicare Physician Fee Schedule was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008, or MIPPA, the 0.5 percent increase was continued for the rest of 2008.

Also with respect to the Medicare Physician Fee Schedule, MIPPA established a 1.1 percent increase to the update factor for 2009. MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, however, resulting in an overall reduction in payment rates for services performed by some specialties, including an estimated 2% reduction for cardiology but a 2% increase in cardiac surgery.

In addition, the Centers for Medicare & Medicaid Services, or CMS, responsible for administering the Medicare program, also implemented revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the revised Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal year 2008. The Center for Medicare and Medicaid services updates the MSDRG annually effective October 1 through September 30th of the following year. The proposed rule stating anticipated changes will be published June 2009 with a period for comments and the final rule becoming effective October 1, 2010. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly.

Although currently procedures using our products are performed in the hospital inpatient setting, as discussed above, CPT codes describing procedures using our products in the outpatient setting exist. In September 2007, the Company consulted with the American Hospital Association’s, or AHA’s, Central Office on how hospitals should code for using the Sensei system with the Artisan catheter. In its response, the AHA advised that it appears that “the Hansen Medical Catheter Control System, Accessories, and Steerable Guide and Sheath are considered as one device and would be appropriately reported with the Healthcare Common Procedure Coding System “C” codes developed for new devices and used for Medicare claims for hospital outpatient service reporting HCPCS code C1766, introducer/sheath, guiding, intracardiac electrophysiological, steerable, other than peel away. This code identifies the entire system and is reported in addition to the procedure described by the appropriate CPT code. While this code does not correspond to a specific payment for our products, it does allow for hospitals to report the use of the products and may result in more accurate reimbursement once claims data has been developed.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and Artisan catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2008, we owned 18 issued U.S. patents and approximately 100 pending U.S. patent applications, 7 granted foreign patents and approximately 40 pending foreign applications. We also share the rights to approximately 230 issued U.S. patents, approximately 70 pending U.S. patent applications and over 140 pending or granted foreign applications under the cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to our patents pursuant to the cross-license agreement. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design and robotic instrument control which we maintain as trade secrets or copyrighted software.

Further successful commercializing of our Sensei system, and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we receive letters from one or more third parties alleging that certain aspects of our Sensei system infringe issued patent(s) or asking us to consider licensing their patent rights. While we do not believe that the Sensei system infringes any valid and enforceable patent of any third party, there can be no assurance that any third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere. There also can be no assurance that we will not seek to take the initiative in defending ourselves by instituting litigation against such third party challenges.

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan eXtend,: “Hansen Artisan,” “Instinctive Motion,” “Fine Force Technology” and “CoolSense,” We have obtained trademark registration in the United States for, and claim trademark right in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” and “IntelliSense.”

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

License Agreement with Mitsubishi Electric Research Laboratories

On March 7, 2003, we entered into a License Agreement with Mitsubishi Electric Research Laboratories, Inc., or Mitsubishi. Pursuant to this agreement, we obtained an exclusive, worldwide license to certain Mitsubishi patents and related know-how for use in the field of therapeutic or diagnostic vascular or endoluminal intervention involving robotics, automation or telemanipulation. In consideration for such license, we issued 9,375 shares of our common stock to Mitsubishi, and paid commercialization milestones and we will continue to owe minimum royalties and royalties on certain future product sales, subject to an annual royalty cap. Under the agreement, we are obligated to use reasonable commercial efforts to commercialize royalty-bearing products. The agreement may be terminated by Mitsubishi in the event of an uncured material breach by us. In addition, we can terminate the agreement for any reason with advanced written notice to Mitsubishi.

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

U.S. Food and Drug Administration Regulation

The FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and the regulations promulgated under the FFDCA. The FFDCA and the implementing regulations govern, among other things, the following activities relating to our medical devices: preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, postmarket adverse event reporting, recalls, and advertising and promotion.

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I devices are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements. Class II devices generally require 510(k) premarket clearance before they may be commercially marketed in the United States. Class II devices also may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Class III devices require FDA approval of a premarket application, or PMA, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device. Both premarket clearance and PMA applications are subject to the payment of user fees paid at the time of submission for FDA review. The current use of our Sensei/Artisan is classified in Class II, but future applications for ablation in treatment of specific arrhythmias could be Class III.

The 510(k) Clearance Process. In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, referred to as a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the two devices are comparable in intended use and safety and effectiveness, the device may be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

In May 2007, the FDA provided 510(k) clearance of our Sensei system and Artisan catheter for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although this is not a formal contraindication, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports,) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance for labeling that includes ablation procedures.

We cannot assure you that the FDA will grant 510(k) clearance to our Sensei system and disposable Artisan catheter for other uses including for ablation procedures, or what data the FDA will require us to submit data as part of the 510(k) process for other uses. The FDA could even deny 510(k) clearance for other uses and require us to seek PMA approval.

The PMA Approval Process. A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is generally more costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years and it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA for novel devices. The panel’s recommendation is given great weight, but is not dispositive of the agency’s decision. Prior to approving the PMA, the FDA will conduct an inspection of the manufacturing facilities and a number of the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR, which impose elaborate testing, control, documentation and other quality assurance procedures in the manufacturing process. The FDA may approve the PMA with postapproval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•

Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of cleared devices;

•	approval of product modifications that affect the safety or effectiveness of approved devices;

•

medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Accordingly, we may not market or promote our Sensei system for any off-label use. For example, we are not permitted to promote our system for use with any other mapping catheter other than the two specified in our 510(k) clearance, use with any ablation catheters, or in any other procedure such as ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or PMA approval with significant clinical data. Nonetheless, physicians are using our devices off-label for these indications within their practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.

The Medical Device Reporting regulation (21 CFR 803), or MDR regulation, requires device manufacturers and U.S.-designated agents of foreign manufacturers to report to the FDA whenever they receive or become aware of information that reasonably suggests that a device marketed by the manufacturer “may have caused or contributed to a death or serious injury” or has malfunctioned and, if the malfunction were to recur, likely would cause or contribute to a death or serious injury (21 CFR 803.50(a)). Adverse event reporting, under the MDR regulation, is subject to two different time frames and report types, depending on the nature of the event. Once reportable events have been identified, we must decide which individual adverse event report to file: a five-day report or a 30-day report. For events involving deaths, serious injuries or malfunctions that require remedial action to prevent an unreasonable risk of substantial harm to the public health, a five-day report must be filed. If remedial action is not necessary, a 30-day report must be filed. MDRs are disclosed to the public via the Manufacturer and User Facility Device Experience (MAUDE) database, which is maintained by the FDA. All of the procedures performed using our technology have involved a combination of mapping and ablation of one sort or another. As of December 31, 2008, we have submitted 16 MDRs based on events observed during these cases.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. We underwent an FDA inspection, which employed QSIT, from November 29, 2007 through December 4, 2007. This was the first FDA inspection of our company. The inspection has closed and the FDA did not identify any deficiencies in our operations. Later discovery of previously unknown problems with our Sensei system, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, or observations found during a future inspection, could result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

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

The primary regulatory environment in Europe is that of the European Union, which currently consists of 27 countries encompassing most of the major countries in Europe. The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products and commercially distribute those products throughout the European Union.

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

Anti-Kickback Statutes and Federal False Claims Act

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Another trend affecting the healthcare industry is the increased use of the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the False Claims Act and some states’ laws may apply to claims for items or services reimbursed under Medicare, Medicaid and/or commercial insurance.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Sanctions under false claims laws may also include exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered and promotion of products for off-label uses. We are unable to predict whether we could be subject to actions under the False Claims Act or any comparable state laws, or the impact of such actions. However, the costs of defending claims under the False Claims Act or any comparable state laws, as well as sanctions imposed under the Act, could significantly affect our financial performance.

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

The American Recovery and Reinvestment Act of 2009, or ARRA, commonly referred to as the economic stimulus package, includes sweeping changes to HIPAA that expand HIPPA privacy and security standards and will likely lead to increased federal and state enforcement standards. The legislation, which was signed into law on February 17, 2009, includes the Health Information Technology for Economic and Clinical Health Act. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to covered entities’ “business associates”—independent contractors of those covered covered entities that receive or obtain protected health information in connection with providing a service on their behalf. Accordingly, this new legislation effectively expands HIPAA as a vehicle to regulate anyone servicing the healthcare industry that has access to protected health information. ARRA also increases the civil and criminal penalties that may be imposed and gives state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

Although we believe we are not a covered entity and therefore do not need to comply with these standards at this time, we expect that our customers generally will be covered entities and may obligate us to contractually comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant costs for us. If we fail to comply with these standards, we may be subject to liability for violation of related contractual obligations we have with our customers. When the provisions of ARRA extending direct liability under HIPAA to business associates become effective February 17, 2010, we will be subject to HIPAA security and privacy standards as if we were a covered entity. Our compliance with these standards may entail significant costs for us and we cannot predict the effect of increased enforcement efforts in this area.

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

Employees

As of December 31, 2008, we had 208 employees, 60 of whom were engaged directly in research and development, 69 in manufacturing and service, 28 in general administrative and accounting activities, 15 in regulatory, clinical affairs and quality activities and 36 in sales and marketing activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our website address is www.hansenmedical.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 800 East Middlefield Road, Mountain View, California 94043 and our telephone number is (650) 404-5800.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. The future success of our business will depend on our ability to manufacture and assemble our products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Financial market conditions in the U.S. and the European Union during the fourth quarter of 2008, including especially the credit and capital markets, were extremely volatile and uncertain. As a result, many potential customers delayed making a decision to purchase a Sensei system during the quarter, which significantly impacted our sales, financial condition and results of operations. Financial market conditions are likely to continue to be volatile into the near future. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our products in the United States and Europe. We had no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our products or physicians to use our products;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	assuring compliance with government scrutiny and labeling restrictions with respect to promotional activities in the healthcare industry.

Outside the United States, primarily in the European Union, we are establishing a combination of a direct sales force and distributors to market, sell and support our products. If we fail to select appropriate distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our products in the European Union or if their and our sales and marketing strategies are not effective in generating sales of our products, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable Artisan catheters in quantities sufficient to meet anticipated market demand, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required increases in manufacturing capacity or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. The recall was closed in June 2008. We may encounter other manufacturing issues that result in our being unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our Sensei system and other products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our Sensei systems and for our Artisan catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system. We also obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We may seek future clearances or approvals of our Sensei system for other indications, including atrial fibrillation or other cardiac ablation procedures but there can be no assurance as to the timing or potential for success of those efforts if undertaken. We received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheters in May 2007, but we may be required to seek separate clearances from the European Union in order to market our Sensei system for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all.

Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our products are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, they may choose not to use our Sensei system.

We believe that physicians will not use, and hospitals will not purchase, our products unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation procedures until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. Studies are currently under way outside the United States comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

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

Our initial commercial offering consists primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has recently been supplemented by an optional CoHesion Module. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it has only recently been commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, particularly in this period of economic volatility and uncertainty, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.

We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future and we may not be able to raise additional financing to fund future losses.

We have experienced substantial net losses since our inception in late 2002. At December 31, 2008, we had an accumulated deficit of $162.9 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development and general and administrative expenses to decrease in 2009 from 2008 levels, but to remain significant as we maintain the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters, including ablation catheters, or for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

Unless and until we receive regulatory clearance or approval for use of our Sensei system with ablation catheters or in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system for use with ablation catheters and in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. We presently believe that to date, all of the procedures in which our products have been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA.

The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance or approval has not been obtained. Moreover, scrutiny of such practices by the FDA and other federal agencies has recently increased. Promotional activities for FDA regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies under the Federal False Claims Act and various other federal and state laws, as well as criminal sanctions.

Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and the use of this device to guide two specific catheters for heart mapping. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another governmental authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

It is our policy to only train physicians to insert, navigate, map and remove catheters using our Sensei system. Physicians must obtain training elsewhere to learn how to ablate cardiac tissue to treat atrial fibrillation, which is an off-label procedure. This training may be provided by third parties, such as hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you that a sufficient number of physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train physicians to use our Sensei system for atrial fibrillation or other cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

Training in the use of our products is regulated by the FDA. Our physician training and the training provided by third parties typically includes facilitating an observation of a Sensei case by the trainee physician. We monitor our training to ensure that off-label use is not promoted or enabled. However, from time to time, we may sponsor third party training. There is a risk that independent peer-to-peer interaction between physicians and other third party training may include discussion or observation of off-label procedures because most procedures performed to date using the Sensei system involve both mapping and cardiac ablation. If any such activities are attributed to us, the FDA or other governmental entities could conclude that we have engaged in off-label promotion of our products, which could subject us to significant liability.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. During the fourth quarter of 2008, in a period of economic uncertainty, we saw sales cycles for many potential customers lengthen and purchase decisions postponed. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation and has specifically instructed that our products be labeled to inform our customers that the safety and effectiveness of our technology for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including for atrial fibrillation, have not been established. We presently believe that to date, all of the procedures in which our products have been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA and which therefore could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In 2008, net cash used in operating activities was $45.3 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

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

Our Sensei system is designed to have the potential for applications beyond electrophysiology, including in a variety of endoscopic procedures which require a control catheter to approach diseased tissue. We further believe that our Sensei system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our Sensei system. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance.

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

Our acquisition of AorTx, Inc., or AorTx, in November 2007 and the proposed completion of any future acquisitions will be subject to a number of risks, including:

•	with respect to future acquisitions, the possibility that an announced acquisition does not close;

•	the diversion of management’s time and resources;

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the difficulty and cost of completing the development of and regulatory approval for technologies acquired at a development stage;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of the acquired companies;

•	difficulties in implementing and maintaining uniform standards, controls, procedures and policies; and

•

potential unknown liabilities associated with acquired businesses, including additional risks of third parties asserting claims that acquired intellectual property infringes on the rights of such third parties.

We acquired AorTx with the expectation that the acquisition will result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement; however, we have decided to pursue this market opportunity independently from the development of AorTx’s technology. We have eliminated the research and development positions focused on developing the AorTx valve technology and while we continue to pursue the application of robotics to structural heart procedures, we do not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. Under the terms of the AorTx acquisition, we must decide by May 15, 2009 whether to make a $5 million payment to the former AorTx stockholders or license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders. If we decide to license the technologies back, rather than make the payment, or if other risks associated with acquisitions materialize, our stock price could be adversely affected.

Software defects may be discovered in our products.

Our Sensei system incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software and other defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

•	loss of revenue;

•	an increase in reportable adverse events to applicable authorities such as the FDA;

•	delay in market acceptance of our products;

•	damage to our reputation;

•	additional regulatory filings;

•	product recalls;

•	increased service or warranty costs; and/or

•	product liability claims relating to the software defects.

Our costs could substantially increase if we receive a significant number of warranty claims.

We warrant each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is installed. We accrue the estimated cost of warranties at the time revenue is recognized; however, we have a very limited history of commercial placements from which to judge our rate of warranty claims. Our warranty obligation may be impacted by product failure rates, material usage and warranty service costs. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense differs from the original estimates, and, if warranty claims are significant or differ significantly from estimates, we could incur additional expenditures for parts and service and our reputation and goodwill in the electrophysiology lab market could be damaged. Unforeseen warranty exposure in excess of our reserves could negatively impact our business, financial condition and results of operations.

Hospitals or physicians may be unable to obtain coverage or reimbursement from third-party payors for procedures using our Sensei system, which could affect the adoption or use of our Sensei system and may cause our revenues to decline.

We anticipate that third-party payors will continue to reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures involving our products. We expect that healthcare facilities and physicians in the United States will continue to bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures targeted for use with our products are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients.

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal 2008. The Center for Medicare and Medicaid services updates the MSDRG annually effective October 1 through September 30th of the following year. The proposed rule stating anticipated changes will be published June 2009 with a period for comments and the final rule becoming effective October 1, 2010. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, we cannot predict the full impact any rate reductions will have on our future revenues or business.

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

We are highly dependent on the principal members of our management and scientific staff, in particular Frederic Moll, M.D., our Founder and Chief Executive Officer and one of our directors. Dr. Moll has extensive experience in the medical device industry, and we believe his expertise in the robotic device field may enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

Additionally, in the third quarter of 2008 and the first quarter of 2009, we reduced our work force. This may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.

Our future revenue and operating results will depend on our ability to manage the anticipated growth of our business. We have experienced significant growth in the scope of our operations since our inception. This growth has placed significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, however, we will need to continue to grow, which presents numerous challenges, including:

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of this statement has had a significant impact on our financial statements since 2006 and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line. At December 31, 2008, we had drawn down approximately $12.5 million on this facility. At the time of the drawdown, we paid in full our then-existing debt. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving the specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. We will become subject to quarterly EBITDA covenants beginning with the quarter ending March 31, 2009. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. As of December 31, 2008, we were in compliance with all financial covenants. If we fail to comply with any of the loan covenants, we could be deemed to have an event of default. In the case of an event of default, we could be required to immediately remit all outstanding funds then due under the facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

•	transfer all or any part of our business or properties, other than transfers made in the ordinary course of business;

•	engage in any business other than the business in which we are currently engaged;

•	merge or consolidate with any other person, or acquire, all or substantially all of the capital stock or property of another person, subject to certain exceptions;

•	create, incur, assume, or be liable for any indebtedness, other than certain permitted indebtedness;

•	pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, subject to certain exceptions;

•	create, incur, allow or suffer any lien on any of our property, including without limitation intellectual property, assign or convey any right to receive income;

•	directly or indirectly enter into or permit to exist any material transaction with any of our affiliates, subject to certain exceptions; and

•	make or permit any payment on any subordinated debt.

Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that such patent protection will confer any significant commercial advantage. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings in the United States Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our Sensei system or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing Sensei technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of robotic and catheter-based procedures in the medical technology field. For example, we have received correspondence from a third party indicating it believes it holds a patent that our Sensei system may infringe. While we do not believe that the Sensei system infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States.

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

In June 2007, we filed suit against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement between us and Luna that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s Cross-Complaint against us asserts various claims including misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. The parties engaged in a nonbinding arbitration process earlier in 2008. Discovery in the case is almost completed and trial has been set for late March 2009. We are vigorously prosecuting our own claims and defending against Luna’s counterclaims. This litigation will require substantial resources, both financial and managerial and there can be no assurance that we will be the prevailing party on all or any of the issues being litigated. If we do not succeed in prosecuting our rights against Luna or if Luna prevails on one or more of its counterclaims, other companies, including companies who may attempt to compete with our flexible robotic technology, may benefit from work we performed with Luna without compensation to us. In addition, if Luna is successful, we may have to pay substantial damages and may lose rights to the patent applications in question that pertain to certain aspects of flexible robotics that we do not presently use but which may limit certain development paths for our technology unless we can design around the intellectual property in question or obtain a license which, if available at all, may require us to pay substantial royalties, any or all of which could materially harm our business.

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

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations or California Department of Health Services requirements, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

We are subject to the licensing requirements of the California Department of Health Services, or CDHS. We have been inspected and licensed by the CDHS and remain subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. An increased frequency of filing Medical Device Reports concerning adverse events occurring during procedures performed with our technology could result in increased regulatory scrutiny of our products and could delay or prevent the adoption of our products.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We have filed Medical Device Reports, or MDRs, reporting adverse events during procedures utilizing our technology and have developed internal systems and processes that are designed to evaluate future events that may require adverse event reporting to the FDA. As the frequency of use of our technology in electrophysiology procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs. An increased frequency of filing MDRs or a failure to timely file MDRs may result in FDA requests for further information, which could delay other matters that we may have pending before the FDA, or result in additional regulatory action. An increased frequency of MDRs could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in May 2008, we initiated a voluntary recall of a limited number of our Artisan Control Catheters that were subject to potential leakage, and reported the recall to FDA in accordance with applicable regulations. No patient is known or suspected to have experienced any consequences associated with the recalled devices and the recall was closed in June 2008. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals because we believe they can be made on a letter-to-file approach. There can be no assurance that the FDA will agree with our approach in such matters or that, if required, subsequent requests for 510(k) clearance will be received in a timely fashion, if at all. The FDA may require us to recall and to stop marketing our products as modified or to disable features pending clearance or approval which would significantly harm our ability to sell our products and cause harm to our existing customer relationships and business. Even if we are not required to take such action, delays in obtaining clearances or approvals for features would adversely affect our ability to introduce enhanced products in a timely manner and would harm our revenue and operating results. The FDA could also take other enforcement action, including but not limited to, issuing a warning letter relating to our decision to implement features and other product modifications via a letter to file rather than submission of a new 510(k) notice.

Clinical trials necessary to support any future510(k) or PMA application will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

If required by the FDA to do so, initiating and completing clinical trials necessary to support a 510(k) or PMA application for expanded indications for use of our existing products, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and we may not adequately develop such protocols to support clearance or approval. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third- party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or whose products are frequently used off-label;

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 27, 2009, our stock price has fluctuated from a low of $3.80 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•

the announcement of our operating results, including the number of our Sensei systems sold during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 33.4 percent of the outstanding shares of our common stock as of February 27, 2009. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Pursuant to our agreement with Silicon Valley Bank, we must obtain Silicon Valley Bank’s prior written consent in order to pay any dividends on our common stock.

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

Our financial results may vary significantly from period to period, which may reduce our stock price.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control, which may cause the market price of our common stock to fall. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the United States Securities and Exchange Commission and the Nasdaq Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. The lease ends in November 2014, but the Company has an option to extend the lease until approximately November 30, 2019.

ITEM 3.	LEGAL PROCEEDINGS

In June 2007, we filed suit against Luna Innovations, Inc., or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement between us and Luna that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. Luna’s Cross-Complaint against us asserts various claims including misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and our ownership of several patent applications which we filed during that same time period. The parties engaged in a nonbinding arbitration process earlier in 2008. Discovery in the case is almost completed and trial has been set for late March 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 27, 2009, there were approximately 302 holders of record of our common stock and 25,296,966 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table lists the low and high sales prices for each period indicated:

	2008		2007
	Low	High	Low	High
First quarter	$13.48	$30.93	$11.66	$22.67
Second quarter	13.66	19.97	17.60	26.69
Third quarter	11.72	20.20	17.97	29.15
Fourth quarter	6.00	13.77	24.62	39.32

The closing price for our common stock as reported by the Nasdaq Global market on February 27, 2009 was $3.86 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,242,510	(1)	$12.33	(2)	863,644	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	4,242,510		$12.33		863,644

(1)	Includes 4,202,510 shares issuable upon exercise of outstanding options and 40,000 shares issuable upon settlement of unvested restricted stock units.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)

On January 1st of each year, the number of authorized shares under (a) the 2006 Equity Incentive Plan automatically increases by a number of shares equal to the lesser of (i) 3,500,000 shares, (ii) 4% of the outstanding shares on December 31 st of the preceding calendar year, and (iii) such other number as determined by the board of directors and (b) the 2006 Employee Stock Purchase Plan automatically increases by a number of shares equal to the lesser of (i) 2% of the outstanding shares on December 31st of the preceding calendar year, and (ii) such other number as determined by the board of directors.

Recent Sales of Unregistered Securities

Not applicable

Uses of Proceeds from Sale of Registered Securities

Not applicable

Issuer Purchases of Equity Securities

None

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

[1]

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

	November 16, 2006	December 31, 2006	December 31, 2007	December 31, 2008
Hansen Medical, Inc	$100.00	$94.59	$245.41	$59.18
Nasdaq Composite	100.00	102.56	111.98	65.24
Nasdaq Medical Equipment	100.00	101.56	129.57	71.36

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8.

	2008(1)	2007(1)(2)	2006(1)	2005(3)	2004
	(In thousands, except per share data)
Operations:
Revenues	$30,233	$10,085	$—	$—	$—
Loss from operations	(53,989)	(53,602)	(26,683)	(21,664)	(7,294)
Net loss	(53,444)	(50,421)	(26,004)	(21,403)	(7,089)
Basic and diluted net loss per share	(2.21)	(2.33)	(7.09)	(19.14)	(9.15)
Shares used to compute basic and diluted net loss per share	24,232	21,603	3,670	1,118	775

Financial Position:
Cash and cash equivalents	17,377	30,404	88,911	15,561	1,604
Short-term investments	17,846	18,148	989	20,341	13,836
Working capital	40,549	47,569	86,393	33,175	15,364
Total assets	72,018	59,901	92,790	37,641	16,863
Long-term debt	10,025	1,208	3,309	4,917	—
Redeemable convertible preferred stock	—	—	—	61,316	27,700
Accumulated deficit	(162,879)	(109,435)	(59,014)	(33,010)	(11,607)
Stockholders’ equity (deficit)	47,705	49,064	84,772	(32,343)	(11,568)

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2008, 2007 and 2006 include the impact of SFAS 123(R) stock-based compensation charges, which were not present in prior years. Refer to Notes 2 and 10 of our Notes to the Financial Statements.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2005 include the impact of the write-off of acquired in-process research and development related to the acquisition of the assets of endoVia of $4.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei™ Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable Artisan catheter will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2008, we had an accumulated deficit of $162.9 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.

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

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have increased our manufacturing capacity to enable production of commercial quantities of our Sensei system and Artisan catheter.

In April 2007, we entered into development and marketing agreements with St. Jude Medical, Inc., or St. Jude. Pursuant to these agreements, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s Ensite® system. Under the agreements, we are solely responsible for obtaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions.

In November 2007, we acquired AorTx, Inc., or AorTx, an early stage company developing heart valves to be delivered in minimally invasive surgery by catheters through the skin and blood vessels, which is known as “percutaneous” delivery. Under the terms of our agreement with AorTx, we acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock plus cash consideration of approximately $4.5 million and forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock. We have eliminated the research and development positions focused on developing the AorTx valve technology and while we continue to pursue the application of robotics to structural heart procedures, we do not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. Under the terms of the AorTx acquisition, we must decide by May 15, 2009 whether to make a $5 million payment to the former AorTx stockholders or license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders.

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

While our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

Our revenues are primarily derived from the sale of our Sensei system and the associated Artisan catheters. As computer software is more than incidental to the functioning of those products, our revenue recognition policy is based on American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2. Under our policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

•	Delivery.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence of fair value, or VSOE, and defer revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When we are not able to reasonably determine the VSOE of an undelivered element, we defer the entire arrangement fee until all elements are delivered. If we cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS.

•

Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. When no further obligations exist subsequent to the shipment of the system, we recognize system revenues upon shipment. However, a large percentage of the sales contracts for our systems include installation and training. These services are not as yet offered on a stand-alone basis and we are not currently able to reliably estimate the fair value of these services based on VSOE. Therefore, we currently defer all such system revenues until training and installation are completed.

•	Disposable Products. Ownership of our Artisan catheters and other disposable products typically passes to our customers upon shipment, at which time delivery is deemed to be complete.

•

Service Revenue. We recognize service revenue from the sale of product maintenance plans. Revenue from services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

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

Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If we were to make different judgments or utilize different estimates, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2008, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2008, we had not experienced other-than-temporary declines in value in any of our investments. Significant management judgment is required in determining whether an other-than-temporary decline in the value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

Allowance for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of the credit profiles of our customers, contractual terms and conditions, current economic trends and historical collection experience. We reassess the allowance for doubtful accounts for each period. If we were to make different judgments or utilize different estimates, the amount or timing of bad debt expense or revenue recognized could differ materially from the amounts reported. In our limited historical experience, our actual losses and credits related to our accounts receivable have been consistent with the recorded provisions. If, however, our actual future receipts differ materially from our current assessments due, among other things, to unexpected events or significant changes in trends, additional provisions may be necessary and our future cash flows and statements of operations could be materially negatively impacted. Our allowances for doubtful accounts as a percentage of revenues have been immaterial.

Inventories, Net

We record inventory, which includes material, labor and overhead costs, at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. These reserves are based on our best estimates after considering projected future demand. In the event that actual demand for our inventory differs from our best estimates or we fail to receive the necessary regulatory approvals, increases to inventory reserves might become necessary.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144 (as amended), Accounting for the Impairment or Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. We have not recorded any impairment losses to date. As of December 31, 2008, we had $18.2 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

Stock-Based Compensation

We account for compensation expense related to stock-based awards in accordance with FASB SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to our financial statements but does not result in the payment of cash by us. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires us to make significant estimates and judgments, including the expected volatility, the expected term of the award and the forfeiture rate. If we had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

Upon the adoption of SFAS 123(R) on January 1, 2006, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for our stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, the award’s expected term and the forfeiture rate.

•	Expected Volatility. Our current estimate of volatility is based on a blend of average historical volatilites of our stock price and the volatility of similar entities.

•

Expected Term. We estimate the expected term based on our historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

•	Forfeiture Rate. We estimate our forfeiture rate based on our historical experience and revise these estimates in future periods if actual forfeitures differ from those estimates.

To the extent that future evidence regarding these variables is available and provides estimates that we determine are more indicative of actual trends, we may refine or change our approach to deriving these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future.

We account for compensation expense related to stock-based awards to non-employees in accordance with Emerging Issues Task Force Issue No. 96.18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We record the expense of such services based on the estimated fair value of the award using the Black-Scholes pricing model. The value of the award is recognized as expense ratably over the requisite service period of the award.

Net Operating Loss Carryforwards

At December 31, 2008, we had federal and California net operating loss carryforwards of approximately $125.1 million and $109.5 million, respectively. At December 31, 2007, we had federal and California net operating loss carryforwards of approximately $84.6 million and $73.4 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized. Based on the weight of the available evidence, we have provided a full valuation allowance against the deferred tax asset for those net operating losses totaling $48.9 million and $33.1 million at December 31, 2008 and 2007, respectively.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The Company’s initial public offering in November 2006 resulted in such an ownership change. Accordingly, the annual utilization of net operating loss and credit carryforwards which existed at the time of the offering will be limited to $7.6 million.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represents our first full year of revenues. Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and, beginning in 2008, service revenues. We have experienced significant fluctuations in quarterly revenues, primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008, general economic and capital market conditions. We expect these fluctuations to continue in 2009, even as we plan to experience overall revenue growth as compared to 2008 levels. We do not anticipate that revenues in 2009 will be sufficient to eliminate losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter in 2009 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2009 to decrease as compared to 2008 levels as we reduce our employee costs and carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2009 to decrease as compared to 2008 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups and prepare for a March 2009 trial in our litigation against Luna Innovations, Inc.

Acquired In-process Research and Development

Acquired in-process research and development consists of in-process research and development acquired in our acquisition of AorTx in November 2007. As the research and development acquired in the AorTx acquisition had not reached the stage of technological feasibility and had no alternative future use, the amounts were immediately written off.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenues

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Revenues	$30,233	$10,085	$20,148	200%

Revenues for 2008 primarily related to the sale of 27 Sensei systems in the United States and 13 Sensei systems in Europe at an average selling price of approximately $658,000 per unit and the sale of approximately 1,600 Artisan catheters at an average selling price of approximately $1,700 per unit. Revenues for 2007 primarily related to the sale of nine Sensei systems in the United States and six Sensei systems in Europe at an average selling price of $625,000 per unit and the sale of approximately 380 Artisan catheters at an average selling price of approximately $1,900. Average selling prices of Sensei systems in 2008 were positively impacted by sales of Sensei systems with CoHesion Modules and the sale of one system with an additional robotic arm. We have experienced significant fluctuations in quarterly revenues, primarily due to our still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008, general economic and capital market conditions. During the fourth quarter of 2008, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect these fluctuations to continue in 2009, even as we plan to experience overall revenue growth as compared to 2008 levels.

Cost of Goods Sold

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$21,528	$9,138	$12,390	136%
As a percentage of revenues	71.2%	90.6%

Cost of goods sold for 2008 included stock-based compensation expense of $0.7 million as compared to $0.4 million for 2007. During the second half of 2008, we experienced an increase in the overhead applied to our inventory, primarily due to our move into a new facility. During 2007 we sold certain inventory which had previously been written down to zero as a result of the uncertainty of receiving FDA clearance and CE Mark approval. As a result, cost of goods sold for 2007 did not include all of the cost for those sales, which resulted in a benefit of approximately $0.7 million. Cost of goods sold for 2007 also included a $0.4 million non-recurring milestone royalty charge. Overall, cost of goods sold for 2008 benefited as compared to 2007 from an increase in the level of production necessary for the increase in the sales and from manufacturing efficiencies as we have reduced the cost of producing our products. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter during 2009 due, among other things, to fluctuations in revenues, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$25,582	$19,020	$6,562	35%

In the first quarter of 2007, as a development-stage company, all manufacturing expenses were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for 2007 included development-stage manufacturing expenses of $1.0 million, all of which were incurred during the first quarter of 2007. The remaining change in research and development expenses in 2008 compared to 2007 of approximately $7.6 million was primarily due to the following:

•	An increase of $3.9 million in research and development materials, outside services and overhead expenses;

•	An increase of $3.4 million in employee-related expenses related to an increase of 18 in average research and development headcount; and

•	An increase of $0.3 million in stock-based compensation expenses due to our larger employee base, partially offset by the effects of our lower average stock price.

Research and development expenses in 2008 included $2.7 million of non-cash stock-based compensation expenses compared to $2.4 million in 2007. We expect research and development expenses in 2009 to decrease as compared to 2008 levels as we reduce our employee costs and carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Selling, general and administrative	$37,112	$24,179	$12,933	53%

Selling, general and administrative expenses increased in 2008 compared to 2007 primarily due to the following:

•

An increase of $6.0 million in employee-related expenses, including sales commissions and traveling expenses, associated with an increase in average sales and marketing headcount of 18 and an increase in average general and administrative headcount of 5;

•	An increase of $2.5 million in stock-based compensation expenses due to our larger employee base and the effects of stock option modifications for exiting employees;

•

An increase of $2.2 million in professional service fees, primarily consisting of legal fees necessary for the development of our intellectual property portfolio, Luna litigation costs and other intellectual property related legal expenses;

•	An increase of $1.3 million in supplies, equipment and overhead expenses;

•	An increase of $1.1 million in lease costs for our new facility, all of which were being charged to selling, general and administrative expenses prior to its occupancy in July 2008; and

•	A decrease of $0.2 million in non-compensation marketing expenses.

Selling, general and administrative expenses in 2008 included $7.8 million of non-cash stock-based compensation expenses compared to $5.3 million in 2007. We expect our selling, general and administrative expenses in 2009 to decrease as compared to 2008 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups and prepare for a March 2009 trial in our litigation against Luna Innovations, Inc.

Acquired In-process Research and Development

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Acquired in-process research and development	$—	$11,350	$(11,350)	(100)%

Acquired in-process research and development for 2007 consists of in-process research and development acquired in our acquisition of AorTx. Under the terms of our agreement with AorTx, we acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of our common stock plus cash consideration of approximately $4.5 million and forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million upon achievement of regulatory clearances and revenue and partnering milestones.

Interest Income

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$1,393	$3,672	$(2,279)	(62)%

Interest income decreased in 2008 compared to 2007 primarily due to decreased average cash, cash equivalents and short-term investments balances in 2008 as compared to 2007, due primarily to the use of cash in operations and for the acquisition of AorTx, partially offset by the cash received from our equity offering in April 2008. We expect interest income to continue to decrease in 2009 as our average cash, cash equivalents and short-term investments balances continue to decrease.

Interest Expense

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest expense	$(630)	$(482)	$(148)	31%

Interest expense increased in 2008 as compared to 2007 primarily due to the interest on our new term equipment line with Silicon Valley Bank. We expect our interest expense to increase in 2009 compared to 2008 based on a full year of interest related to the term equipment line.

Other Expense

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Other expense	$(218)	$(9)	$(209)	2322%

Other expense consisted mainly of realized foreign exchange losses in both 2008 and 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

	Year Ended December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)
Revenues	$10,085	$—	$10,085	N/A

In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007. In 2007, our revenues related to the sale of six Sensei systems to Europe and nine Sensei systems to the United States at an average selling price of $625,000 per unit. Revenues also include the sales of disposable products for use with the Sensei system.

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

Prior to the second quarter of 2007, as a development-stage company, all manufacturing expenses, including provisions for inventory valuation required as a result of the uncertainty of receiving the necessary regulatory approvals, were included in research and development expenses. Beginning in the second quarter of 2007, as we received the necessary regulatory approvals, commenced our commercial operations and exited the development stage, manufacturing expenses were included in cost of goods sold. Research and development expenses for 2007 included development-stage manufacturing expenses of $1.0 million, all of which were incurred during the first quarter of 2007. Research and development expenses for 2006 included development-stage manufacturing expenses of $2.5 million and provisions for inventory valuation of $1.3 million. The remaining change in research and development expenses for 2007 compared to 2006 was primarily due to the following:

•	An increase of $2.3 million in employee-related expenses related to an increase of 21 in research and development headcount;

•

An increase of $1.5 million in stock-based compensation expenses due to our larger employee base, the effect of our prospective adoption of SFAS No. 123(R), the effect of increases in the price of our common stock and the start of our 2006 Employee Stock Purchase Plan, or ESPP;

•	An increase of $2.0 million in outside services, materials and overhead expenses; and

•	A decrease of $0.4 million in the cost of licensed technology.

Research and development expenses in 2007 included $2.4 million of non-cash stock-based compensation expenses compared to $0.9 million in 2006.

Selling, General and Administrative

	Year Ended December 31,		Change
	2007	2006	$	%
	(Dollars in thousands)
Selling, general and administrative	$24,179	$10,122	$14,057	139%

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

•

An increase of $3.5 million in stock-based compensation expenses due to our larger employee base, the effect of our prospective adoption of SFAS No. 123(R), the effect of increases in the price of our common stock and the start of our ESPP;

•	An increase of $1.0 million in supplies, equipment and overhead expenses; and

•	An increase of $0.6 million in non-compensation marketing expenses.

Selling, general and administrative expenses in 2007 included $5.3 million of non-cash stock-based compensation expenses compared to $1.8 million in 2006.

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

Liquidity and Capital Resources

	2008	2007	2006
Cash and cash equivalents	$17,377	$30,404	$88,911
Short-term investments	17,846	18,148	989

Total cash, cash equivalents and short-term investments	$35,223	$48,552	$89,900

Cash used in operating activities	$(45,251)	$(33,108)	$(21,970)
Cash provided by (used in) investing activities	(17,735)	(24,380)	17,776
Cash provided by (used in) financing activities	49,959	(1,019)	77,544

Net increase (decrease) in cash and cash equivalents	$(13,027)	$(58,507)	$73,350

Cash, Cash Equivalents and Short-Term Investments

Our cash and investment balances are held in a variety of interest-bearing instruments, including United States government agency securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view towards liquidity and capital preservation.

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods excluding the acquired in-process research and development expenses in 2007, partially offset by non-cash charges such as depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities in 2008 and 2007 was negatively impacted by the increase in accounts receivable and inventory balances necessitated by the continuing growth of commercial sales of our Sensei system and Artisan catheter, and was positively impacted by the increase in our accounts payable and accrued liability accounts as our increased operations require higher levels of purchasing.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the years presented primarily relates to the proceeds and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our growing company, especially in 2008 as we invested in the build-out of our new facility. Investing activities in 2007 included the acquisition of AorTx.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in 2008 was mainly due to the cash received from our equity offering in April 2008 and the proceeds from our new term equipment line, in addition to receipts from our employee stock purchase plan and from the net exercises of stock options, partially offset by repayments of our long-term debt. Net cash used in financing activities in 2007 was mainly attributable to repayments of long-term debt and the payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan. Net cash provided by financing activities in 2006 was mainly attributable to the issuance of common shares in our initial public offering.

Historical Financing Activities

We have incurred losses since our inception in September 2002 and, as of December 31, 2008 we had an accumulated deficit of $162.9 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of December 31, 2008, we had drawn down approximately $12.5 million against the equipment line under this agreement, leaving $2.5 million available under the equipment line which we may continue to draw against until March 31, 2009 and $10 million available under the revolving credit line which expires in August 2009. At the time of the drawdown, we paid in full our then-existing debt. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. We will become subject to quarterly EBITDA covenants beginning with the quarter ending March 31, 2009. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. As of December 31, 2008, we were in compliance with all financial covenants. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

•	transfer all or any part of our business or properties, other than transfers made in the ordinary course of business;

•	engage in any business other than the business in which we are currently engaged;

•	merge or consolidate with any other person, or acquire, all or substantially all of the capital stock or property of another person, subject to certain exceptions;

•	create, incur, assume, or be liable for any indebtedness, other than certain permitted indebtedness;

•	pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, subject to certain exceptions;

•	create, incur, allow or suffer any lien on any of our property, including without limitation intellectual property, assign or convey any right to receive income;

•	directly or indirectly enter into or permit to exist any material transaction with any of our affiliates, subject to certain exceptions; and

•	make or permit any payment on any subordinated debt.

In the event we were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank’s lien in the collateral or in the value of such collateral, (2) a material adverse change in our business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of our obligations, we would seek to obtain a waiver from Silicon Valley Bank. If we were unable to obtain a waiver, we would be in default under the loan and security agreement, which would preclude us from accessing any available borrowings under the loan and security agreement. This would also entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, especially in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first quarter of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform.

We believe our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances in addition to the amounts available under our term equipment line and revolving credit line and amounts received through the sale of our products will be sufficient to meet our anticipated cash requirements through at least 2009. As discussed herein, the loan and security agreement with Silicon Valley Bank requires us to be in compliance with certain covenants beginning with the quarter ended March 31, 2009, including a liquidity covenant and a quarterly EBITDA covenant. The quarterly EBITDA covenant amount has yet to be determined and we are currently working with Silicon Valley Bank to establish the EBITDA amounts based on financial projections provided by us to Silicon Valley Bank. We expect to have sufficient margin in the EBITDA amounts, when finalized, so that the covenant will not be triggered in any quarter in 2009, however, there can be no assurances that this will be the case. In order to maintain compliance with the financial covenants during 2009, we will need to achieve certain revenue targets and also achieve certain cost reductions to our operating expenses. We have considered the impact of the cost reductions to our business and believe these measures are temporary in nature, and will not have a significant adverse impact on our operations during the next twelve months. We believe that the actions we have taken to date, together with actions we may take in 2009, will continue to provide sufficient liquidity to finance our business requirements for at least the next twelve months. However, if our cash flows from operating activities during 2009 are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize and we may require additional capital. In any event, we believe that, by the first half of 2010, we will require additional capital and at any time prior to that we may seek to sell additional equity or debt securities or enter into an additional credit facility. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

The timing and exact amounts of our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue and margins generated by sales of our current and future products;

•	our ability to generate revenue in a time of overall economic and capital market uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve manufacturing cost reductions as we scale the production of our products;

•	our ability to achieve and maintain operating cost reductions;

•	the success of our research and development efforts;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	our ability to maintain compliance with debt covenants;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities, including the March 2009 trial in our litigation against Luna Innovations, Inc.;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$10,852	$1,811	$3,527	$3,731	$1,783
Debt, including interest	14,833	3,167	7,940	3,726	—

Total	$25,685	$4,978	$11,467	$7,457	$1,783

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We may also have minimum royalty obligations under the terms of our cross license agreement with Intuitive Surgical, Inc. Our agreement to acquire AorTx includes possible future payments of up to $30.0 million payable upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock. Under the terms of the AorTx acquisition, we must decide by May 15, 2009 whether to make a $5 million payment to the former AorTx stockholders or license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders.

Recent Accounting Pronouncements

There are a number of new accounting pronouncements and interpretations that will impact our financial statements and disclosures (see Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements”.) We do not expect that any of those pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2008, the fair value of our cash, cash equivalents and short-term investments was approximately $35.2 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2008, sales denominated in foreign currencies were approximately 32% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $959,000 in revenues for 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and consolidated statements of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting included in section 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2008 and 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2009

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,377	$30,404
Short-term investments	17,846	18,148
Accounts receivable, net of allowance of $— and $26 at December 31, 2008 and 2007, respectively	9,506	4,003
Inventories	6,674	2,982
Prepaids and other current assets	2,136	1,397

Total current assets	53,539	56,934
Property and equipment, net	18,195	2,672
Restricted cash	110	105
Other assets	174	190

Total assets	$72,018	$59,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,081	$2,956
Accrued liabilities	6,072	4,083
Current portion of deferred revenue	1,386	225
Current portion of long-term debt	2,451	2,101

Total current liabilities	12,990	9,365
Deferred rent, net of current portion	860	13
Deferred revenue, net of current portion	189	143
Long-term debt, net of current portion	10,025	1,208
Other long-term liabilities	249	108

Total liabilities	24,313	10,837

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 25,273,623 and 21,961,811 shares at December 31, 2008 and 2007, respectively	3	2
Additional paid-in capital	210,548	158,607
Deferred stock-based compensation	(44)	(167)
Accumulated other comprehensive income	77	57
Accumulated deficit	(162,879)	(109,435)

Total stockholders’ equity	47,705	49,064

Total liabilities and stockholders’ equity	$72,018	$59,901

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Revenues	$30,233	$10,085	$—
Cost of goods sold	21,528	9,138	—

Gross profit	8,705	947	—

Operating expenses:
Research and development	25,582	19,020	16,561
Selling, general and administrative	37,112	24,179	10,122
Acquired in-process research and development	—	11,350	—

Total operating expenses	62,694	54,549	26,683

Loss from operations	(53,989)	(53,602)	(26,683)
Interest income	1,393	3,672	1,631
Interest expense	(630)	(482)	(647)
Other expense, net	(218)	(9)	(305)

Net loss	$(53,444)	$(50,421)	$(26,004)

Basic and diluted net loss per share	$(2.21)	$(2.33)	$(7.09)

Shares used to compute basic and diluted net loss per share	24,232	21,603	3,670

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2005	12,354,742	$61,316	1,595,388	$—	$2,852	$(2,170)	$(15)	$(33,010)	$(32,343)
Vesting of restricted common stock	—	—	—	—	175	—	—	—	175
Reclassification of amounts due to shareholders for fractional shares upon reverse stock split	—	—	—	—	(1)	—	—	—	(1)
Exercise of stock options	—	—	367,933	—	153	—	—	—	153
Issuance of common stock in initial public offering (“IPO”), net of discounts, commissions and issuance costs of $7,997	—	—	7,187,500	1	78,252	—	—	—	78,253
Conversion of preferred stock to common stock in connection with the IPO	(12,354,742)	(61,316)	12,354,742	1	61,315	—	—	—	61,316
Reclassification of liability for Series B preferred stock warrants upon IPO	—	—	—	—	549	—	—	—	549
Amortization of deferred stock-based employee compensation	—	—	—	—	—	600	—	—	600
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(1,224)	1,224	—	—	—
Nonemployee stock-based compensation	—	—	—	—	414	—	—	—	414
Employee share-based compensation expense, net of cancellations	—	—	—	—	1,645	—	—	—	1,645
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,004)	(26,004)
Change in unrealized loss on investments	—	—	—	—	—	—	15	—	15

Total comprehensive loss									(25,989)

Balances, December 31, 2006	—	—	21,505,563	2	144,130	(346)	—	(59,014)	84,772
Exercise of stock options	—	—	199,564	—	367	—	—	—	367
Issuance of common stock pursuant to the employee stock purchase plan	—	—	74,345	—	929	—	—	—	929
Net exercise of warrants to purchase common stock	—	—	42,291	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of AorTx, Inc.	—	—	140,048	—	5,224	—	—	—	5,224
Change in estimated IPO costs	—	—	—	—	127	—	—	—	127
Amortization of deferred stock-based employee compensation	—	—	—	—	—	118	—	—	118
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(61)	61	—	—	—
Nonemployee stock-based compensation	—	—	—	—	1,637	—	—	—	1,637
Employee share-based compensation expense, net of cancellations	—	—	—	—	6,254	—	—	—	6,254
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(50,421)	(50,421)
Change in unrealized loss on investments	—	—	—	—	—	—	41	—	41
Translation adjustment	—	—	—	—	—	—	16	—	16

Total comprehensive loss									(50,364)

Balances, December 31, 2007	—	—	21,961,811	2	158,607	(167)	57	(109,435)	49,064
Exercise of stock options	—	—	219,872	—	281	—	—	—	281
Issuance of common stock pursuant to the employee stock purchase plan	—	—	91,940	—	1,077	—	—	—	1,077
Issuance of common stock pursuant to secondary public offering	—	—	3,000,000	1	39,491	—	—	—	39,492
Amortization of deferred stock-based employee compensation	—	—	—	—	—	104	—	—	104
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(19)	19	—	—	—
Non-employee stock-based compensation	—	—	—	—	63	—	—	—	63
Employee share-based compensation expense, net of cancellations	—	—	—	—	11,048	—	—	—	11,048
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(53,444)	(53,444)
Change in unrealized loss on investments	—	—	—	—	—	—	92	—	92
Translation adjustment	—	—	—	—	—	—	(72)	—	(72)

Total comprehensive loss									(53,424)

Balances, December 31, 2008	—	$—	25,273,623	$3	$210,548	$(44)	$77	$(162,879)	$47,705

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(53,444)	$(50,421)	$(26,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	11,350	—
Depreciation and amortization	2,822	1,337	851
Stock-based compensation	11,215	8,010	2,659
Loss on disposal of fixed assets	99	—	—
Amortization of preferred stock warrants	74	58	62
Provision for doubtful accounts	(26)	26	—
Change in carrying value of warrant liability	—	—	305
Common stock issued and vested for intellectual property and license agreement	—	—	175
Changes in operating assets and liabilities:
Accounts receivable	(5,477)	(4,009)	—
Inventories	(3,692)	(2,692)	(290)
Prepaids and other current assets	(837)	(725)	(154)
Other long-term assets	—	(161)	—
Accounts payable	125	1,153	118
Accrued liabilities	1,927	2,626	334
Deferred revenue	1,207	368	—
Deferred rent	795	(74)	(71)
Other long-term liabilities	(39)	46	45

Net cash used in operating activities	(45,251)	(33,108)	(21,970)

Cash flows from investing activities
Purchase of property and equipment, net	(18,117)	(2,264)	(1,581)
Payment for purchase of AorTx, Inc., net of cash acquired	—	(5,089)	—
Proceeds from sales and maturities of short-term investments	15,467	12,100	21,856
Purchase of short-term investments	(15,080)	(29,112)	(2,489)
Restricted cash	(5)	(15)	(10)

Net cash provided by (used in) investing activities	(17,735)	(24,380)	17,776

Cash flows from financing activities
Proceeds from loans payable	12,476	—	380
Repayments of loans payable	(3,334)	(1,939)	(1,727)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)	78,695
Proceeds from exercise of common stock options	250	321	211
Proceeds from employee stock purchase plan	1,077	929	—
Repurchase of unvested shares	(2)	(13)	(15)

Net cash provided by (used in) financing activities	49,959	(1,019)	77,544

Net increase (decrease) in cash and cash equivalents	(13,027)	(58,507)	73,350
Cash and cash equivalents at beginning of year	30,404	88,911	15,561

Cash and cash equivalents at end of year	$17,377	$30,404	$88,911

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$555	$438	$540
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for purchase of AorTx, Inc.	—	5,224	—
Net exercise of warrants to purchase common stock	—	549	—
Conversion of preferred stock to common stock	—	—	61,316
Reclassification of preferred warrants to common warrants	—	—	549
Deferred stock-based compensation, net of cancellations	(19)	(61)	(1,224)

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of December 31, 2008, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. The Company can continue to draw down on the term equipment line until March 31, 2009. See Note 7.

From inception to December 31, 2008, the Company has incurred losses totaling approximately $162.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. If operating cash flows during 2009 are significantly lower than current expectations, the Company may require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to the amounts available under the Company’s term equipment line and revolving credit line and amounts received through the sale of products. In any event, the Company will require additional capital by the first half of 2010 and, at any time prior to that may seek to sell additional equity or debt securities or enter into additional credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2009 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant. The Company believes that it will be able to maintain compliance with the covenants and ratios in the loan and security agreement, including the liquidity covenants, for a period of at least the next four quarters from December 31, 2008.

As discussed in Note 7, under the terms of the loan and security agreement with Silicon Valley Bank, the Company will become subject to quarterly EBITDA covenants beginning with the quarter ending March 31, 2009. Silicon Valley Bank and the Company have yet to determine the amount of such quarterly EBITDA amounts. The Company is currently in discussions with Silicon Valley Bank and believes that the EBITDA covenants, which have yet to be determined, will provide the Company with sufficient flexibility to allow the Company to meet them on a quarterly basis. However, this cannot be assured. If the Company were to violate either the liquidity or EBITDA covenants, the Company would seek to obtain a waiver from the lender. If the Company were unable to obtain a waiver, it would be in default under the loan and security agreement, which would preclude it from accessing any available borrowings under the revolving credit line. This would also entitle the lender to exercise its remedies, which includes the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement.

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

The Company had two customers who constituted 14% and 13%, respectively, of the Company’s net accounts receivable at December 31, 2008. The Company had five customers who constituted 31%, 17%, 17%, 16% and 16%, respectively, of the Company’s net accounts receivable at December 31, 2007. One customer accounted for 10% of revenues in 2008. Two customers accounted for 13% and 12%, respectively, of revenues in 2007. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2008, the Company has not experienced any significant losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan catheter in

Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. However, there can be no assurance that any new products the Company develops in the future will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert, and have asserted in the past, that its products or the use of the Company’s products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of catheter-based procedures in the medical technology field.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated Artisan catheter. As computer software is more than incidental to the functioning of those products, the Company’s revenue recognition policy is based on American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition. Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectibility is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer.

•	Delivery.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence of fair value (“VSOE”) and defers revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, the residual method prescribed by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions is used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When the Company cannot reasonably determine the VSOE of an undelivered element, the entire arrangement fee is deferred until all elements are delivered. If the Company cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS.

•

Systems. Typically, ownership of the Sensei system passes to customers upon shipment. When no further obligations exist subsequent to the shipment of the system, system revenues are recognized upon shipment. However, a large percentage of the sales contracts for systems include installation and training. These services are not as yet offered on a stand-alone basis and the Company is not currently able to reliably estimate the fair value of these services based on VSOE. Therefore, all such system revenues are currently deferred until training and installation are completed.

•	Disposable Products. Ownership of the Artisan catheter and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Service Revenue. The Company recognizes service revenue from the sale of product maintenance plans. Revenue from services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

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

Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If different judgments and estimates were utilized, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents, include money market funds and various deposit accounts, which are readily convertible to cash and are stated at cost, which approximates market.

Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2008, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2008, the Company had not experienced other–than-temporary declines in value in any of its investments. Significant management judgment is required in determining whether an other-than-temporary decline in the value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed for each period. If different judgments and estimates were utilized is establishing the allowance, the amount or timing of bad debt expense or revenue recognized could differ materially from the amounts reported. In the Company’s limited historical experience, actual losses and credits related to accounts receivable have been consistent with the recorded provisions. If, however, actual future receipts differ materially from the current assessments due, among other things, to unexpected events or significant changes in trends, additional provisions may be necessary and future cash flows and statements of operations could be materially negatively impacted. Allowances for doubtful accounts as a percentage of revenues have been immaterial.

Inventories, Net

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 (as amended), Accounting for the Impairment or Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. The Company has not recorded any impairment losses to date. As of December 31, 2008, the Company had $18.2 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

Stock-Based Compensation

The Company currently accounts for compensation expense related to stock-based awards in accordance with FASB SFAS No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to the Company’s financial statements but does not result in the payment of cash by the Company. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires the Company to make significant estimates and judgments, including the expected volatility, the expected term of the award and the forfeiture rate. If the Company had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

Upon the adoption of SFAS 123(R) on January 1, 2006, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, the award’s expected term and the forfeiture rate.

•	Expected Volatility. The Company’s current estimate of volatility is based on a blend of average historical volatilites of its stock price and the volatility of similar entities.

•

Expected Term. The Company estimates the expected term based on its historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.

•	Forfeiture Rate. The Company estimates its forfeiture rate based on historical experience and revises these estimates in future periods if actual forfeitures differ from those estimates.

To the extent that future evidence regarding these variables is available and provides estimates that the Company determines are more indicative of actual trends, the Company may refine or change its approach to deriving these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future.

The Company accounts for compensation expense related to stock-based awards to non-employees in accordance with the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services based on the estimated fair value of the award using the Black-Scholes pricing model. The value of the award is recognized as expense ratably over the requisite service period of the award.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference of comprehensive loss from reported net loss relates to net unrealized gains and losses on short-term investments and cumulative translation adjustments related to the Company’s foreign subsidiaries. The Company presents its comprehensive loss in its consolidated statement of redeemable preferred stock and stockholders’ equity (deficit).

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements only if that position will more likely than not be sustained by the appropriate taxing authority. The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded unrecognized tax benefits of $401,000 as an adjustment to the deferred tax accounts with an offsetting adjustment to the valuation allowance.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), in a business combination, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009 with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. Early adoption is not permitted. Any tax-related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the current accounting treatment would require any adjustment to be recognized through the purchase price. The Company is currently evaluating the impact that SFAS 141(R) will have on its consolidated financial statements.

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

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The impact of the standard on the Company’s financial position and results of operation will be dependent upon the type of any acquisitions that are consummated in the future.

3.	Investments and Fair Value Measurements

Investments

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
December 31, 2008:
Money market funds	$7,486	$—	$—	$7,486	$7,486	$—
U.S. government agency securities	10,992	108	—	11,100	—	11,100
Corporate debt securities	11,820	22	—	11,842	5,096	6,746

	$30,298	$130	$—	$30,428	$12,582	$17,846

December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	December 31,
	2008	2007
Contractual maturities:
Less than one year	$16,308	$11,979
One to two years	1,538	6,169

	$17,846	$18,148

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any investment has occurred. The investments held by the Company are high investment grade and, as of December 31, 2008, no investments were in an unrealized loss position.

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

The fair value hierarchy of our cash equivalents and short-term investments at December 31, 2008 is as follows (in thousands):

	Fair Value Measurements Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$7,486	$—	$7,486
U.S. government agency securities	11,100	—	11,100
Corporate debt securities	—	11,842	11,842

	$18,586	$11,842	$30,428

4.	Balance Sheet Components

Inventories, net (in thousands)

	December 31,
	2008	2007
Raw materials	$1,984	$1,704
Work in process	2,980	1,278
Finished goods	1,710	—

Inventories, net	$6,674	$2,982

Property and equipment, net (in thousands)

	December 31,
	2008	2007
Furniture and leasehold improvements	$11,149	$553
Laboratory equipment	8,717	3,042
Computer equipment and software	3,384	1,754

	23,250	5,349
Less: Accumulated depreciation and amortization	(5,055)	(2,677)

Property and equipment, net	$18,195	$2,672

Accrued liabilities (in thousands)

	December 31,
	2008	2007
Accrued salaries, commission, bonus and benefits	$1,705	$1,844
Accrued warranty costs	1,255	537
Accrued legal and other professional fees	779	260
Accrued royalties	262	452
Accrued other expenses	2,071	990

Total	$6,072	$4,083

5.	Asset Purchase

AorTx, Inc.

In November 2007, the Company acquired AorTx, Inc. (“AorTx”), a privately held early stage developer of “percutaneous” or catheter-based valve technology. The acquisition was accounted for as an acquisition of assets as the operations of AorTx did not meet the definition of a business as defined in Emerging Issues Task Force Issue No. 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. Assets acquired and liabilities assumed were recorded at their estimated fair values. Under the terms of the merger agreement, the Company acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock, cash consideration of approximately $4.5 million, forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million, which would be payable to AorTx stockholders upon achievement of regulatory clearances and revenue and partnering milestones. The Company did not assume any stock options or other unvested equity securities in the agreement.

The purchase price of the acquisition was comprised of the following items (in thousands):

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

The purchase price was allocated to the assets and liabilities acquired as follows (in thousands):

Current assets	$76
Property and equipment and other assets	51
Acquired in-process research and development	11,350
Current liabilities	(916)
Other long-term liabilities	(28)

Total	$10,533

As technological feasibility of the acquired in-process research and development had not been reached at the time of acquisition and the technology had only limited alternative future uses, the amount allocated to purchased research and development was charged to the statement of operations.

Since the acquisition, the research and development positions focused on developing the AorTx valve technology have been eliminated. The Company plans to pursue the application of robotics to structural heart procedures, but does not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. Under the terms of the AorTx acquisition, the Company must decide by May 15, 2009 whether to make a $5 million payment to the former AorTx stockholders or license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders.

6.	Commitments and Contingencies

Operating Lease

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its lease until approximately November 30, 2019. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Rent expense	$2,732	$511	$200

At December 31, 2008, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2009	$1,811
2010	1,743
2011	1,784
2012	1,838
2013	1,893
Thereafter	1,783

Total	$10,852

Warranties

The Company generally provides a limited one-year warranty on its Sensei system and accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$537	$—
Accruals for warranties issued during the period	2,315	816
Warranty costs incurred during the period	(1,597)	(279)

Balance at end of period	$1,255	$537

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

All amounts paid to Mitsubishi prior to the second quarter of 2007, when the Company commenced commercial operations, and the value of the common stock issued to Mitsubishi were expensed to research and development expense as technology feasibility had not been established and the technology had no alternative future use. Amounts paid to Mitsubishi subsequent to the commencement of commercial operations are expensed to cost of goods sold.

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

The value of the Series B redeemable convertible preferred stock issued to Intuitive was expensed to research and development expense as technology feasibility had not been established for the Company’s underlying product that would potentially utilize the license and there was no alternative future use. Royalties paid to Intuitive subsequent to the commencement of commercial operations are expensed to cost of goods sold.

Indemnification

The Company has agreements with each member of its board of directors, its Chief Executive Officer and President and its Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

The Company has agreements with certain customers indemnifying them against liabilities arising from legal actions relating to the customer’s use of intellectual property owned by the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations, Inc., (“Luna”) alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with the Company that the Company believes establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated the Company’s trade secrets and has revealed confidential information of the Company to other companies who might improperly benefit from it. Luna’s Cross-Complaint against the Company asserts various claims including for misappropriation of trade secrets and breach of the parties’ agreements and challenging the inventorship and the Company’s ownership of several patent applications which the Company filed during that same time period. The parties engaged in a nonbinding arbitration process earlier in 2008. Discovery in the case is almost completed and trial has been set for late March 2009.

7.	Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company can continue to draw down on the term equipment line until March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company will become subject to quarterly EBITDA covenants beginning with the quarter ended March 31, 2009. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of December 31, 2008, the Company was in compliance with all financial covenants. In February 2009, the Company missed a reporting deadline under the loans but has received a waiver. At the time of the first drawdown, the Company paid in full its then-existing debt. As of December 31, 2008, the Company had drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12%.

Future annual payments due on the amounts outstanding as of December 31, 2008 are as follows (in thousands):

2009	$3,167
2010	3,970
2011	3,970
2012	3,726

14,833
Less: Amount representing interest	(2,357)

12,476
Less: Current portion	(2,451)

Long-term portion	$10,025

The fair value of the Company’s long-term debt was estimated to be $9.3 million at December 31, 2008 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2008, 2007 and 2006.

9.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2008 and 2007, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

10.	Stockholders’ Equity

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

The Company has issued certain shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2008, there were no unvested shares issued under restricted stock purchase agreements.

Stock Option and Equity Incentive Plans

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was created for the purpose of issuing stock options to employees, directors and consultants of the Company. Options granted under the 2002 Plan were either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees (including officers and directors), whereas NSOs may be granted to Company employees and consultants. Options expire on terms as determined by the board of directors but not more than ten years after the date of grant. The Company reserved a total of 4,579,009 shares of its common stock for issuance under its 2002 Plan. Upon effectiveness of the Company’s IPO in November 2006, the Company ceased issuing stock options under the 2002 Plan. At that time, all shares remaining available for grant under the 2002 Plan became available for grant instead under the 2006 Equity Incentive Plan. However, cancelled shares under the 2002 Plan do not become available for grant under the 2006 Equity Incentive Plan. All outstanding options granted under the 2002 Plan continue to be administered under the 2002 Plan.

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares amounting to 7,000 and 71,000 at December 31, 2008 and 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44, the cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2008, cash received for early exercise of options totaled $184,000.

2006 Equity Incentive Plan

In August 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) to be effective on the date of the Company’s IPO. The 2006 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, and performance-based cash awards, all of which may be granted to employees, including officers, non-employee directors and consultants. Options expire on terms as determined by the board of directors but not more than ten years after the date of grant.

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1 st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2008, 864,000 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2007	2,960	$12.41
Granted	2,110	$14.89
Exercised	(146)	$2.55
Cancelled	(721)	$22.09

Balance at December 31, 2008	4,203	$12.33	6.39	$4,213

Options vested and expected to vest at December 31, 2008	3,970	$12.25	6.38	$4,114
Options vested at December 31, 2008	1,590	$10.14	6.25	$3,102

The weighted-average grant-date fair value of options granted in 2008, 2007 and 2006 was $6.94, $11.25 and $8.48 per share, respectively. The total fair value of options that vested in 2008, 2007 and 2006 was $8,053,000, $4,082,000 and $2,189,000, respectively. As of December 31, 2008, total unamortized stock-based compensation related to unvested stock options was $16,226,000, with a weighted-average remaining recognition period of 2.73 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $1,581,000, $3,882,000 and $3,916,000, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2008 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40 – $2.64	789,641	6.22	584,797	$1.92	5.99
$7.75 – $12.69	1,594,255	7.14	395,648	$7.91	7.67
$15.25 – $20.25	1,618,214	5.80	545,787	$18.60	5.57
$24.60 – $31.20	200,400	5.75	63,349	$27.09	5.75

	4,202,510	6.39	1,589,581	$10.14	6.25

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(in thousands)
Balance at December 31, 2007	23	$30.52
Awarded	105	$14.03
Vested	(88)	$18.97

Balance at December 31, 2008	40	$12.50

In accordance with SFAS 123(R), the fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2008, 2007 and 2006 was $1,660,000, $156,000 and $0, respectively. As of December 31, 2008, there was approximately $417,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 0.46 years.

Stock-based Compensation Associated with Awards to Employees

Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company presented unearned stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on its consolidated balance sheets.

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2008, 2007 and 2006 was $11,152,000, $6,373,000 and $2,246,000, respectively.

In 2008, the Company modified stock option agreements with two exiting employees. The modifications consisted of acceleration of vesting. The modifications resulted in the recording of additional employee stock compensation expense of $800,000 in 2008.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables as follows:

Expected Volatility. Since the Company was a private entity for most of 2006 with no historical data regarding the volatility of its common stock, the expected volatility used for 2006 was based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The expected volatility used for 2007 and 2008 was based on the Company’s volatility as well as on that of the guideline companies.

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

Expected Dividend Rate. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The

Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	48% – 53%	49% – 55%	56% – 69%
Risk-free interest rate	1.3% – 3.7%	3.3% – 5.0%	4.5% – 5.1%
Expected term (in years)	5.00	5.00 – 5.47	5.00 – 5.75
Expected dividend rate	0%	0%	0%

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The final measurement occurs at the later of a performance commitment or when performance is complete. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS 123.

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2008, 2007 and 2006 was $63,000, $1,637,000 and $414,000, respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	50% – 65%	52% – 65%	68% – 71%
Risk-free interest rate	1.6% – 4.1%	3.6% – 5.0%	4.5% – 5.1%
Expected term (in years)	5.25 – 8.75	6.00 – 9.75	6.25 – 10.00
Expected dividend rate	0%	0%	0%

2006 Employee Stock Purchase Plan

In August 2006, the Company’s board of directors approved the 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”) which became effective upon the Company’s IPO. Commencing on January 1, 2007, the Stock Purchase Plan allows participating employees to contribute up to 15% of their earnings, up to a maximum of $25,000, to purchase shares of the Company’s stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of our common stock on the date of purchase. The Company’s board of directors may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering.

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007
Expected volatility	50% – 110%	32% – 53%
Risk-free interest rate	0.3% – 3.5%	3.5% – 5.2%
Expected term (in years)	0.50	0.03 – 0.50
Expected dividend rate	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of goods sold, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of goods sold	$710	$379	$—
Research and development	2,742	2,370	872
Selling, general and administrative	7,763	5,261	1,787

Total	$11,215	$8,010	$2,659

Fair Value Estimates

The Company’s determination of fair value of stock-based awards on the date of grant using the Black-Scholes pricing model is impacted by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. To the extent that future evidence regarding these variables is available and provides estimates that the Company determines are more indicative of actual trends, the Company may refine or change its approach to deriving these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future and materially impact future operating results.

11.	Income Taxes

At December 31, 2008, the Company has federal and California net operating loss carryforwards of approximately $125,092,000 and $109,458,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized.

In accordance with SFAS 123(R), we recognize a tax benefit upon expensing certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, restricted stock awards and restricted stock unit awards. We also establish a deferred tax benefit on these types of stock-based awards. Under current accounting standards we cannot recognize tax benefits currently for stock-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). Also, in accordance with SFAS 123(R), we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options we recognize tax benefits only in the period when disqualifying dispositions of the underlying stock occur. Included in the Company’s net operating loss carryforwards are amounts which arose from the exercise of nonqualified stock options, and vesting of restricted stock awards and restricted stock unit awards, as well as disqualifying dispositions of qualified stock options. The excess, if any, of the tax benefits from such amounts over that recognized under FAS 123(R) will be reflected as an increase to paid-in capital, when realized.

The Company has federal and California tax credit carryforwards of $3,042,000 and $3,033,000, respectively, available to offset future taxes payable. The federal credits begin to expire in 2022, while the state credits have no expiration.

Section 168(k), amended by Sec. 103 of the Economic Stimulus Act of 2008, allows a 50% additional first year depreciation deduction for certain new property acquired by a taxpayer after 2007 and placed in service before 2009. Section 3081(a) of the Housing Assistance Tax Act of 2008 added Sec. 168(k)(4) to the Code. If a corporation elects to apply Sec, 168(k)(4), the corporation forgoes the Stimulus additional first year depreciation deduction allowable under Sec. 168(k) and is able to claim unused credits from taxable years beginning before January 1, 2006, which are allocable to research expenditures. The maximum (refundable) amount is the lesser of (1) $30,000,000, or (2) 6% of the sum of the business credit increase amount, which for the Company is a refundable R&D credit of $49,573. The tax credit carryforwards shown above have been reduced to reflect this refund.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The Initial Public Offering by the Company in November 2006 resulted in such an ownership change. Accordingly, the annual utilization of net operating loss and credit carryforwards which existed at that time will be limited to $7,600,000.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$48,918	$33,054
Research and development credits	5,044	4,272
Fixed assets	591	301
Stock-based compensation	3,722	1,654
Accruals and reserves	2,380	747
Intangibles	1,967	2,214

	62,622	42,242
Less: Valuation allowance	(62,622)	(42,242)

Net deferred tax asset	$—	$—

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $20,380,000, $17,291,000 and $10,669,000 during the years ended December 31, 2008, 2007 and 2006, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2008	2007	2006
Domestic	$(53,580)	$(50,473)	$(26,004)
Foreign	136	52	—

Effective tax rate	$(53,444)	$(50,421)	$(26,004)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2008	2007	2006
Federal tax provision (benefit) at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	2%	11%	4%
State tax provision (benefit), net of federal impact	(5)%	(3)%	(6)%
Change in deferred tax asset valuation allowance	39%	29%	41%
General business credits	(2)%	(3)%	(5)%

Effective tax rate	—%	—%	—%

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$600	$401
Additions based on tax positions related to the current year	210	246
Reduction for tax positions of prior years	—	(47)

Balance at end of period	$810	$600

If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal and state tax examinations for the years 2002 forward. There are no tax examinations currently in progress.

12.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Net loss	$(53,444)	$(50,421)	$(26,004)

Weighted-average common shares outstanding	24,269	21,722	3,921
Weighted-average unvested common shares subject to repurchase	(37)	(119)	(251)

Shares used to calculated basic and diluted net loss per share	24,232	21,603	3,670

Basic and diluted net loss per share	$(2.21)	$(2.33)	$(7.09)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2008	2007	2006
Stock options outstanding	4,203	2,960	1,922
Unvested restricted stock units	40	23	—
Unvested common shares subject to repurchase	7	71	180
Proceeds from employee stock purchase plan	58	15	—
Warrants to purchase common stock	—	—	59

13.	Segment Information

The Company operates its business in one operating segment: the development and marketing of medical devices. The Company’s chief operating decision maker is its Chief Executive Officer who reviews the financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Germany	Czech Republic	Other	Total
2008:
Revenues	$20,102	$2,162	$1,215	$6,754	$30,233
Long-lived assets	18,479	—	—	—	18,479
2007:
Revenues	$5,925	$2,222	$1,296	$642	$10,085
Long-lived assets	2,967	—	—	—	2,967

14.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2008. In management’s opinion, while it has not been audited, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations for each quarter presented (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Revenues	$6,244	$5,813	$10,864	$7,312
Gross profit	1,307	1,078	4,221	2,099
Net loss	(11,632)	(14,906)	(11,987)	(14,919)
Basic and diluted net loss per share	(0.53)	(0.60)	(0.48)	(0.59)
2007:
Revenues	$—	$2,434	$3,455	$4,196
Gross profit	—	781	189	(23)
Net loss	(8,616)	(7,894)	(10,011)	(23,900	)(1)
Basic and diluted net loss per share	(0.40)	(0.37)	(0.46)	(1.10)

(1)	Net loss and basic and diluted net loss per share for the fourth quarter of 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management designed its internal control over financial reporting to effectively support its assertions related to all significant accounts and disclosures in its financial statements. Evidence of the design and control objectives of the internal control over financial reporting is documented in narratives which describe in sufficient detail the internal control over significant processes and procedures designed to prevent and detect material misstatements or omissions in the financial statements and include controls related to:

•	authorizing, initiating, recording, processing and reconciling all significant account balances, classes of transactions and disclosure and related assertions included in our financial statements;

•	initiating and processing of non-routine and non-systematic transactions;

•	selection and application of appropriate accounting policies;

•	prevention, identification and detection of fraud;

•	financial reporting process; and

•	safeguarding assets.

The Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the design and operating effectiveness of its internal control over financial reporting as of December 31, 2008 in accordance with Section 404 Management Assessment of Internal Controls of the Sarbanes-Oxley Act of 2002 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page 77 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the sections of our 2009 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of our 2009 Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the section of our 2009 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section of our 2009 Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2008 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 108 through 110 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	By:	/s/ FREDERIC H. MOLL, M.D.
Chief Executive Officer and President (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederic H. Moll and Steven M. Van Dick, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2009

/s/ STEVEN M. VAN DICK Steven M. Van Dick	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2009

/s/ GARY C. RESTANI Gary C. Restani	Director	March 13, 2009

/s/ JOHN G. FREUND, M.D. John G. Freund, M.D.	Director	March 13, 2009

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 13, 2009

/s/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	March 13, 2009

/s/ JOSEPH M. MANDATO Joseph M. Mandato	Director	March 13, 2009

/s/ THOMAS C. MCCONNELL Thomas C. McConnell	Director	March 13, 2009

/s/ JAMES M. SHAPIRO James M. Shapiro	Director	March 13, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated November 1, 2007, by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

4.3(1)	Registration Rights Agreement, dated November 15, 2007, by and among the Registrant and the Investors listed therein

10.1(4)+	Form of Indemnification Agreement for Directors and Executive Officers.

10.2(4)+	2002 Stock Plan.

10.3(4)+	2006 Equity Incentive Plan.

10.4.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.4.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.

10.5(4)+	2006 Employee Stock Purchase Plan.

10.6(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.7(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated as of October 21, 2002.

10.8(4)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated as of November 22, 2005.

10.9(4)+	Offer Letter, by and between the Registrant and Robert G. Younge, dated as of October 21, 2002.

10.10(4)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and Robert G. Younge, dated as of October 11, 2005.

10.11(4)+	Form of Vesting Acceleration and Severance Agreement.

10.12(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.13(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.14(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated as of March 7, 2003.

10.15(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.16(4)+	Non-Employee Director Compensation Arrangements.

10.17(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated as of November 10, 2004.

Exhibit Number	Description of Document
10.18(4)+	Offer Letter, by and between the Registrant and Gary C. Restani, effective October 28, 2006.

10.19(4)+	Separation Agreement, by and between the Registrant and James R. Feenstra, dated November 1, 2006.

10.20(3)	2007 Executive Compensation Information.

10.21(5)*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

10.22(5)*	Co-Marketing Agreement between the Registrant and St. Jude Medical, dated April 30, 2007.

10.23(6)	Lease between the Registrant and MTV Research, LLC.

10.24(7)**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.25(7)+	Offer Letter, by and between the Registrant and David M. Shaw, effective December 3, 2007.

10.26(7)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and David M. Shaw, dated as of February 21, 2008.

10.27(7)+	Restricted Stock Unit Agreement by and between the Registrant and David M. Shaw, dated February 21, 2008.

10.28(8)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.29(9)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.30(10)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.31(11)+	Offer letter, by and between the Registrant and Christopher Sells, dated as of April 3, 2008.

10.32+	Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated October 28, 2008.

10.33+	Retention Agreement by and between the Registrant and Gary C. Restani, dated October 28, 2008.

10.34+	Retention Agreement by and between the Registrant and Steven M. Van Dick, dated October 28, 2008.

10.35+	Retention Agreement by and between the Registrant and David M. Shaw, dated October 28, 2008.

10.36+	Retention Agreement by and between the Registrant and Robert Younge, dated October 28, 2008.

10.37+	Retention Agreement by and between the Registrant and Christopher Sells, dated October 28, 2008.

10.38+	Separation Agreement by and between the Registrant and David M. Shaw, dated November 26, 2008 and related Side Letter by and between the Registrant and David M. Shaw, dated November 2, 2008 and Amendment to the Side Letter, dated November 26, 2008.

10.39+	Separation Agreement by and between the Registrant and Gary C. Restani, dated February 19, 2009.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Public Registered Accounting Firm.

Exhibit Number	Description of Document
24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on February 28, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2008, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.
***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.