Form 10-Q
period 2009-03-31
HANSEN MEDICAL INC
filed 2009-05-08
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 001-33151

HANSEN MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1850535
(State of Incorporation)	(I.R.S. Employer Identification No.)

800 East Middlefield Road, Mountain View, CA 94043

(Address of Principal Executive Offices)

(650) 404-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 37,269,051.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,671	$17,377
Short-term investments	13,584	17,846
Accounts receivable, net	6,749	9,506
Inventories	5,733	6,674
Prepaids and other current assets	1,894	2,136

Total current assets	43,631	53,539
Property and equipment, net	17,310	18,195
Restricted cash	110	110
Other assets	179	174

Total assets	$61,230	$72,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,574	$3,081
Accrued liabilities	6,870	6,072
Current portion of deferred revenue	752	1,386
Current portion of long-term debt	3,290	2,451

Total current liabilities	14,486	12,990
Deferred revenue, net of current portion	153	189
Long-term debt, net of current portion	9,186	10,025
Other long-term liabilities	1,104	1,109

Total liabilities	24,929	24,313

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares Issued and outstanding: 25,520,663 and 25,273,623 shares at March 31, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	213,526	210,548
Deferred stock-based compensation	(26)	(44)
Accumulated other comprehensive income	1	77
Accumulated deficit	(177,203)	(162,879)

Total stockholders’ equity	36,301	47,705

Total liabilities and stockholders’ equity	$61,230	$72,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues	$7,123	$6,244
Cost of goods sold	5,240	4,937

Gross profit	1,883	1,307

Operating expenses:
Research and development	5,651	5,214
Selling, general and administrative	10,111	8,077

Total operating expenses	15,762	13,291

Loss from operations	(13,879)	(11,984)
Interest income	130	408
Interest and other expense, net	(575)	(56)

Net loss	$(14,324)	$(11,632)

Basic and diluted net loss per share	$(0.57)	$(0.53)

Shares used to compute basic and diluted net loss per share	25,344	21,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,324)	$(11,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	349
Stock-based compensation	2,624	2,023
Amortization of preferred stock warrants	—	14
Changes in operating assets and liabilities:
Accounts receivable	2,757	(2,784)
Inventories	941	(519)
Prepaids and other current assets	252	(415)
Other long-term assets	—	(217)
Accounts payable	493	(807)
Accrued liabilities	789	374
Deferred revenue	(670)	(25)
Deferred rent	(8)	14
Other long-term liabilities	48	11

Net cash used in operating activities	(5,991)	(13,614)

Cash flows from investing activities:
Purchase of property and equipment	(255)	(2,340)
Proceeds from sales and maturities of short-term investments	6,175	4,000
Purchase of investments	(2,004)	—

Net cash provided by investing activities	3,916	1,660

Cash flows from financing activities:
Repayments of loans payable	—	(513)
Proceeds from exercise of common stock options, net	69	59
Proceeds from employee stock purchase plan	300	604

Net cash provided by financing activities	369	150

Net decrease in cash and cash equivalents	(1,706)	(11,804)
Cash and cash equivalents at beginning of period	17,377	30,404

Cash and cash equivalents at end of period	$15,671	$18,600

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$—	$1,920

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

From inception to March 31, 2009, the Company has incurred losses totaling approximately $177.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of March 31, 2009, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. See Note 6.

If operating cash flows are significantly lower than current expectations, the Company may require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to the amounts available under the Company’s revolving credit line, amounts received in its April 2009 stock offering and amounts received through the sale of products. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2009 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the

Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), in a business combination, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009 with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. The adoption of SFAS 141(R) did not have a significant impact on the Company’s consolidated financial statements. However, any future business combinations will be impacted by the new standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective for the Company beginning in the first quarter of 2009 and did not have a significant impact on its consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the disclosure requirements of FASB Staff Position SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that FASB Staff Position SFAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that FASB Staff Position SFAS 115-2 and SFAS 124-2 will have on its consolidated financial statements.

3.	Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments
As of March 31, 2009:
Money market funds	$11,933	$—	$—	$11,933	$11,933	$—
U.S. government agency securities	9,994	52	(1)	10,045	—	10,045
Corporate debt securities	3,527	12	—	3,539	—	3,539

	$25,454	$64	$(1)	$25,517	$11,933	$13,584

As of December 31, 2008:
Money market funds	$7,486	$—	$—	$7,486	$7,486	$—
U.S. government agency securities	10,992	108	—	11,100	—	11,100
Corporate debt securities	11,820	22	—	11,842	5,096	6,746

	$30,298	$130	$—	$30,428	$12,582	$17,846

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	March 31, 2009	December 31, 2008
Contractual maturities:
Less than one year	$12,057	$16,308
One to two years	1,527	1,538

	$13,584	$17,846

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. The investments held by the Company are high investment grade and, as of March 31, 2009, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S government agency securities	$1,998	$(1)

	$1,998	$(1)

None of the above investments have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on investments were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the gross losses are minor and the Company has the ability to hold substantially all of these investments until maturity or until a recovery of fair value occurs.

Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, inputs used in measuring fair value are prioritized as follows:

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

The fair value hierarchy of our cash equivalents and short-term investments at March 31, 2009 is as follows (in thousands):

	Fair Value Measurements Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$11,933	$—	$11,933
U.S. government agency securities	10,045	—	10,045
Corporate debt securities	—	3,539	3,539

	$21,978	$3,539	$25,517

4.	Inventories (in thousands)

	March 31, 2009	December 31, 2008
Raw materials	$1,983	$1,984
Work in process	2,784	2,980
Finished goods	966	1,710

Inventories, net	$5,733	$6,674

5.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of March 31, 2009, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2009	$1,359
2010	1,743
2011	1,784
2012	1,838
2013	1,893
Thereafter	1,783

Total	$10,400

Warranties

The Company generally provides a limited one-year warranty on its Sensei system and accrues the estimated cost of warranties at the time revenue is recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$1,255	$537
Accruals for warranties issued during the period	387	423
Warranty costs incurred during the period	(555)	(238)

Balance at end of period	$1,087	$722

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations Incorporated (“Luna”) alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with the Company that the Company believes establishes its ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated the Company’s trade secrets and has revealed confidential information of the Company to other companies who might improperly benefit from it. On April 21, 2009, after an approximately four week trial, a jury awarded the Company approximately $36.3 million in damages, finding in favor of the Company on its breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in the Company’s favor on its fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and appeals, as well as collection risks.

6.	Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company will become subject to EBITDA requirements beginning with the second quarter of 2009. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of March 31, 2009, the Company was in compliance with all financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, as of March 31, 2009, the remainder of this line is no longer available per the original agreement terms.

Future annual payments due on the amounts outstanding as of March 31, 2009 are as follows (in thousands):

Remainder of 2009	$2,978
2010	3,970
2011	3,970
2012	3,726

14,644
Less: Amount representing interest	(2,168)

12,476
Less: Current portion	(3,290)

Long Term Portion	$9,186

7.	Stockholders’ Equity

Stock-based Compensation

The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 – revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended March 31,
	2009	2008
Cost of goods sold	$223	$161
Research and development	620	570
Selling, general and administrative	1,781	1,292

Total	$2,624	$2,023

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

	Three months ended March 31,
Employee Stock Options:	2009	2008
Expected volatility	58.0%	51.0%
Risk-free interest rate	1.9%	2.9%
Expected term (in years)	4.75	5.00
Expected dividend rate	0%	0%

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

	Three months ended March 31,
Non-Employee Stock Options:	2009	2008
Expected volatility	59.0%-63.0%	55.0%-61.0%
Risk-free interest rate	1.7%-2.4%	2.7%-4.1%
Contractual term (in years)	5.00-7.75	6.00-8.75
Expected dividend rate	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

	Three months ended March 31,
Employee Stock Purchase Plan:	2009	2008
Expected volatility	126.4%	50.6%
Risk-free interest rate	0.4%	3.5%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2008	4,203	$12.33
Options granted	740	$3.26
Options exercised	(29)	$2.38
Options cancelled	(580)	$11.84

Balances, March 31, 2009	4,334	$10.91	6.20	$2,187

Options vested at March 31, 2009	1,737	$10.45	6.24	$1,317

As of March 31, 2009, total unamortized stock-based compensation related to unvested stock options was $11,367,000, with a weighted-average recognition period of 2.71 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Restricted stock units at December 31, 2008	40	$12.50
Awarded	125	$5.00
Vested	(130)	$5.11

Restricted stock units at March 31, 2009	35	$13.17

As of March 31, 2009, there was approximately $154,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 0.65 years.

As of March 31, 2009, 1,387,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

8.	Income Taxes

A reconciliation of the beginning and ending balance of unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$810	$600
Additions based on tax positions related to the current year	47	—

Balance at end of period	$857	$600

If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

9.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Net loss	$(14,324)	$(11,632)

Weighted-average common shares outstanding	25,350	21,877
Weighted-average unvested common shares subject to repurchase	(6)	(71)

Shares used to calculated basic and diluted net loss per share	25,344	21,806

Basic and diluted net loss per share	$(0.57)	$(0.53)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2009	2008
Stock options outstanding	4,334	3,381
Unvested restricted stock units	35	15
Unvested common shares subject to repurchase	4	53

10.	Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(14,324)	$(11,632)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	(70)	51
Foreign currency translation adjustment	(6)	4

Comprehensive loss	$(14,400)	$(11,577)

11.	Subsequent Events

On April 21, 2009, a jury awarded the Company approximately $36.3 million in damages in connection with its litigation against Luna, finding in favor of the Company on its breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in the Company’s favor on its fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and appeals, as well as collection risks.

On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.1 million of net proceeds to the Company, after underwriting discounts and commissions and estimated offering expenses.

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

To date, we have incurred net losses in each year since our inception and, as of March 31, 2009, we had an accumulated deficit of $177.2 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We have also received regulatory approvals in Russia and Australia.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2009.

Financial Overview

Revenues

Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and service contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first quarter of 2009, general economic and capital market conditions. We expect these fluctuations to continue throughout 2009, even as we plan to experience overall revenue growth as compared to 2008 levels. We do not anticipate that revenues in 2009 will be sufficient to eliminate losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, service contract expenses and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter in 2009 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for the remainder of 2009 to decrease as compared to 2008 levels as we reduce our employee costs, experience the effects of quarterly one-week furloughs and carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for the remainder of 2009 to decrease as compared to 2008 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups and experience the effects of quarterly one-week furloughs.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Revenues

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Revenues	$7,123	$6,244	$879	14%

Revenues primarily related to the following:

	Three months ended March 31,
	2009	2008
United States Sensei system units	7	5
International Sensei system units	3	3

Total Sensei system units	10	8

Sensei system average selling price (in thousands)	$585	$674

Artisan catheter units	601	401

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the first quarter of 2009 were negatively impacted by the sale of three systems to international distributors, which tend to generate lower average selling prices and by general economic and capital market conditions. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first quarter of 2009, general economic and capital market conditions. During the fourth quarter of 2008 and into the first quarter of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect these fluctuations to continue throughout 2009, even as we plan to experience overall revenue growth as compared to 2008 levels.

Cost of Goods Sold

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Cost of goods sold	$5,240	$4,937	$303	6%
As a percentage of revenues	73.6%	79.1%

Cost of goods sold for the first quarter of 2009 included stock-based compensation expense of $223,000 as compared to $161,000 for the first quarter of 2008. Cost of goods sold for the first quarter of 2009 include the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during 2008. Overall, cost of goods sold for the first quarter of 2009 benefited from increased production levels and from manufacturing efficiencies as we have reduced the cost of producing our products. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter during 2009 due, among other things, to fluctuations in revenues, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Research and development	$5,651	$5,214	$437	8%

The change in research and development expenses in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the following:

•	An increase of $0.7 million in outside services, materials and overhead expenses;

•	An increase of $0.1 million in stock-based compensation expense due to a larger number of options outstanding, partially offset by the effects of our lower average stock price; and

•

A decrease of $0.4 million in employee-related expenses, including travel expenses, primarily due to a decrease of 11 in average research and development headcount and the effects of the Company’s one-week furlough during the first quarter of 2009.

Total research and development expenses in the first quarter of 2009 included $620,000 of stock-based compensation expense compared to $570,000 million in the first quarter of 2008. We expect research and development expenses for the remainder of 2009 to decrease as compared to 2008 levels as we reduce our employee costs, experience the effects of quarterly one-week furloughs and carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Selling, general and administrative	$10,111	$8,077	$2,034	25%

Selling, general and administrative expenses increased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the following:

•	An increase of $1.6 million in litigation costs associated with our trial against Luna Innovations Incorporated;

•	$1.0 million in executive severance in the first quarter of 2009, consisting of $0.4 million of severance and $0.6 million of stock-based compensation;

•

An increase of $0.3 million in employee-related expenses, exclusive of executive severance, including sales commissions and travel expenses, primarily due to increased commission expenses in the first quarter of 2009 as compared to 2008, partially offset by a decrease in other employee-related expenses due primarily to a decrease in average general and administrative headcount of 9, partially offset by an increase in average sales and marketing headcount of 5, and the effects of the Company’s one-week furlough during the first quarter of 2009;

•	A decrease of $0.1 million in stock-based compensation expense, exclusive of stock-based compensation related to executive severance, due primarily to the effects of our lower average stock price;

•	A decrease of $0.2 million in professional service fees exclusive of Luna litigation costs;

•	An increase of $0.2 million in supplies, equipment and overhead expenses;

•	A decrease of $0.3 million in non-compensation marketing expenses; and

•

A decrease of $0.5 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses.

Selling, general and administrative expenses in the first quarter of 2009 included $1.8 million of total stock-based compensation expense compared to $1.3 million in the first quarter of 2008. We expect our selling, general and administrative expenses for the remainder of 2009 to decrease as compared to 2008 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups and experience the effects of quarterly one-week furloughs.

Interest Income

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Interest income	$130	$408	$(278)	(68)%

Interest income decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreased average cash, cash equivalents and short-term investments balances in the first quarter of 2009 as compared to 2008, due primarily to the use of cash in operations and to a decrease in interest rates earned on our outstanding investments. We expect our quarterly interest income to increase in the remainder of 2009 as a result of the proceeds of our equity offering in April 2009.

Interest and Other Expense, net

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
Interest and other expense, net	$(575)	$(56)	$(519)	927%

Interest and other expense, net, consists mainly of interest expense and net realized and unrealized foreign exchange gains and losses. Net foreign exchange losses increased in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to the impact of unfavorable movements in the Euro exchange rate on our Euro-denominated accounts receivable. Interest expense increased in the first quarter of 2009 as compared to 2008 primarily due to the interest on our term equipment line. We expect our interest expense to increase in the remainder of 2009 over 2008 levels as we have a full year of interest related to the term equipment line.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of March 31, 2009 we had an accumulated deficit of $177.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million against the equipment line under this agreement and, as of March 31, 2009, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expires in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements.

Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Cash flow activity for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three months ended March 31,
	2009	2008
Cash used in operating activities	$(5,991)	$(13,614)
Cash provided by investing activities	3,916	1,660
Cash provided by financing activities	369	150

Net decrease in cash and cash equivalents	$(1,706)	$(11,804)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first quarter of 2009 and 2008 primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first quarter of 2009 was positively impacted by accounts receivable collections as we collected on higher previous period accounts receivable balances than in the same periods last year and the reduction of inventory levels. Conversely, cash flows for the first quarter of 2008 were negatively impacted by increasing accounts receivable and inventory balances as the Company experienced and prepared for early revenue growth.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the first quarter of 2009 and 2008 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities for the first quarter of 2008 were also negatively impacted by the purchase of property and equipment as we invested in the build-out of our new facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first quarter of 2009 and 2008 was primarily due to proceeds from our employee stock purchase plan and the exercise of stock options. In the first quarter of 2008, this was partially offset by repayments of long-term debt.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, especially in the fourth quarter of 2008 and the first quarter of 2009, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first quarter of 2009 and instituted quarterly one-week furloughs for 2009. We anticipate that we will continue to incur substantial net losses for at least the remainder of 2009 as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

We believe our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances in addition to the amounts received from our April 2009 stock offering and available under our revolving credit line and amounts received through the sale of our products will be sufficient to meet our anticipated cash requirements through at least the next year. However, if our cash flows from operating activities over the next year are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize and we may require additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2009:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease — real estate	$10,400	$1,359	$3,527	$3,731	$1,783
Debt	14,644	2,978	7,940	3,726	—

Total	$25,044	$4,337	$11,467	$7,457	$1,783

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We may also have minimum royalty obligations under the terms of our cross license agreement with Intuitive Surgical, Inc. Our agreement to acquire AorTx includes possible future payments of up to $30.0 million payable upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock. Pursuant to the terms of the AorTx acquisition, we have given notice to the former AorTx stockholders of our election to license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders rather than be required to make a $5 million payment to the former AorTx stockholders on May 15, 2009.

Recent Accounting Pronouncements

There are a number of new accounting pronouncements and interpretations that will impact our financial statements and disclosures (see Note 2 to our condensed consolidated financial statements under the caption “Recent Accounting Pronouncements”). We have not experienced, nor do we expect to experience a material impact on our results of operations, financial position or cash flows upon adoption of any of those pronouncements or interpretations.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2009, the fair value of our cash, cash equivalents and short-term investments was approximately $29.3 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the quarter ended March 31, 2009, sales denominated in foreign currencies were approximately 7% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $50,000 in revenues for the first quarter of 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations Incorporated, or Luna, alleging that Luna has, among other things, breached a 2006-2007 development and intellectual property agreement with us that we believe establishes our ownership of all intellectual property in medical robotics developed by the parties during performance of the agreement, misappropriated our trade secrets and has revealed our confidential information to other companies who might improperly benefit from it. On April 21, 2009, after an approximately four week trial, a jury awarded us approximately $36.3 million in damages, finding in our favor on our breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in our favor on our fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and appeals, as well as collection risks.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of March 31, 2009, we have also received regulatory approvals in Russia and Australia. The future success of our business will depend on our ability to manufacture and assemble our products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Financial market conditions in the U.S. and the European Union since the fourth quarter of 2008, including especially the credit and capital markets, have been extremely volatile and uncertain. As a result, many potential customers delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. Financial market conditions are likely to continue to be volatile into the future. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers or a decision to discontinue our relationship with a current manufacturer or supplier could result in operational problems, increased expenses or write-down of capitalized assets that would adversely affect gross margins and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business and our financial condition.

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

We have experienced substantial net losses since our inception in late 2002. At March 31, 2009, we had an accumulated deficit of $177.2 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In the three months ended March 31, 2009, net cash used in operating activities was $6.0 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. We expect that in the second quarter of 2009 St. Jude will introduce a new version of its Ensite system that initially will not be compatible with our CoHesion Module, however St. Jude has indicated that it plans to achieve this compatibility over time. The initial lack of compatibility may adversely affect the sales of the CoHesion Module and the Sensei system during the period.

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

We acquired AorTx with the expectation that the acquisition would result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement; however, we have decided to pursue this market opportunity independently from the development of AorTx’s technology. We have eliminated the research and development positions focused on developing the AorTx valve technology and while we continue to pursue the application of robotics to structural heart procedures, we do not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. Pursuant to the terms of the AorTx acquisition, we have decided to license the acquired AorTx technologies back to an entity to be formed by the former AorTx stockholders rather than be required to make a $5 million payment to the former AorTx stockholders on May 15, 2009. As a result of this decision to license the technologies back, rather than make the payment, or if other risks associated with acquisitions materialize, our stock price could be adversely affected.

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

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million on the term equipment loan and, as of March 31, 2009, the remainder of the term equipment loan is no longer available per the original agreement terms. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving the specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. We will become subject to EBITDA requirements beginning with the second quarter of 2009. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. As of March 31, 2009, we were in compliance with all financial covenants. If we fail to comply with any of the loan covenants, we could be deemed to have an event of default. In the case of an event of default, we could be required to immediately remit all outstanding funds then due under the facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 30, 2009, our stock price has fluctuated from a low of $2.65 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 33.5 percent of the outstanding shares of our common stock as of April 21, 2009. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a) Sales of Unregistered Securities

Not applicable

(b) Uses of Proceeds from Sale of Registered Securities

Not applicable

(c) Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.40	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.41	Letter from Thomas C. McConnell, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.42	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.43	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2009	By:	/s/ FREDERIC H. MOLL, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2009	By:	/s/ STEVEN M. VAN DICK
Steven M. Van Dick Chief Financial Officer (Principal Financial and Accounting Officer)