Form 10-Q
period 2009-06-30
HANSEN MEDICAL INC
filed 2009-08-06
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 37,420,821.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,944	$17,377
Short-term investments	31,441	17,846
Accounts receivable, net	4,918	9,506
Inventories	6,887	6,674
Prepaids and other current assets	1,517	2,136

Total current assets	64,707	53,539

Property and equipment, net	15,428	18,195
Restricted cash	60	110
Other assets	179	174

Total assets	$80,374	$72,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,795	$3,089
Accrued liabilities	4,530	6,064
Current portion of deferred revenue	2,080	1,386
Current portion of long-term debt	3,565	2,451

Total current liabilities	11,970	12,990

Deferred revenue, net of current portion	118	189
Long-term debt, net of current portion	8,021	10,025
Other long-term liabilities	1,097	1,109

Total liabilities	21,206	24,313

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares Issued and outstanding: 37,415,862 and 25,273,623 shares at June 30, 2009 and December 31, 2008, respectively	4	3
Additional paid-in capital	250,988	210,548
Deferred stock-based compensation	(10)	(44)
Accumulated other comprehensive income (loss)	(1)	77
Accumulated deficit	(191,813)	(162,879)

Total stockholders’ equity	59,168	47,705

Total liabilities and stockholders’ equity	$80,374	$72,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$3,306	$5,813	$10,429	$12,057
Cost of goods sold	2,946	4,735	8,186	9,672

Gross profit	360	1,078	2,243	2,385

Operating expenses:
Research and development	4,951	6,300	10,602	11,514
Selling, general and administrative	9,904	10,007	20,015	18,084

Total operating expenses	14,855	16,307	30,617	29,598

Loss from operations	(14,495)	(15,229)	(28,374)	(27,213)
Interest income	88	430	218	838
Interest and other expense, net	(203)	(107)	(778)	(163)

Net loss	$(14,610)	$(14,906)	$(28,934)	$(26,538)

Basic and diluted net loss per share	$(0.42)	$(0.60)	$(0.96)	$(1.14)

Shares used to compute basic and diluted net loss per share	35,187	24,733	30,293	23,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,934)	$(26,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,213	710
Stock-based compensation	4,562	4,935
Asset impairment of tangible assets	1,120	—
Amortization of preferred stock warrants	—	27
Changes in operating assets and liabilities:
Accounts receivable	4,588	(1,923)
Inventories	(213)	(1,649)
Prepaids and other current assets	695	(1,496)
Accounts payable	(1,294)	(224)
Accrued liabilities	(1,557)	1,533
Deferred revenue	623	757
Deferred rent	(14)	22
Other long-term liabilities	94	281

Net cash used in operating activities	(18,117)	(23,565)

Cash flows from investing activities:
Purchase of property and equipment	(633)	(9,491)
Proceeds from sales and maturities of short-term investments	14,175	9,467
Purchase of investments	(27,929)	(15,080)
Changes in restricted cash	50	—

Net cash used in investing activities	(14,337)	(15,104)

Cash flows from financing activities:
Repayments of loans payable	(890)	(1,036)
Proceeds from issuance of common stock, net of issuance costs	35,278	39,492
Proceeds from exercise of common stock options, net	333	42
Proceeds from employee stock purchase plan	300	604

Net cash provided by financing activities	35,021	39,102

Net increase in cash and cash equivalents	2,567	433
Cash and cash equivalents at beginning of period	17,377	30,404

Cash and cash equivalents at end of period	$19,944	$30,837

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$—	$2,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

From inception to June 30, 2009, the Company has incurred losses totaling approximately $191.8 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The Company and Silicon Valley Bank are currently in negotiations to extend the credit line past its August 2009 expiration date. As of June 30, 2009, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. See Note 7.

If operating cash flows are significantly lower than current expectations, the Company may require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to the amounts available under the Company’s revolving credit line and amounts received through the sale of products. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2009 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts from prior year periods have been reclassified to conform to the current year presentation.

Subsequent events have been evaluated through August 6, 2009, the date of financial statement issuance.

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

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company adopted SFAS 165 for the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this standard to have a material impact on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS 168 to have an impact on its consolidated financial statements.

3. Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments
As of June 30, 2009:
Money market funds	$15,691	$—	$—	$15,691	$15,691	$—
U.S. government agency securities	22,892	44	(2)	22,934	—	22,934
Corporate debt securities	10,504	4	(1)	10,507	2,000	8,507

	$49,087	$48	$(3)	$49,132	$17,691	$31,441

As of December 31, 2008:
Money market funds	$7,486	$—	$—	$7,486	$7,486	$—
U.S. government agency securities	10,992	108	—	11,100	—	11,100
Corporate debt securities	11,820	22	—	11,842	5,096	6,746

	$30,298	$130	$—	$30,428	$12,582	$17,846

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	June 30, 2009	December 31, 2008
Contractual maturities:
Less than one year	$31,441	$16,308
One to two years	—	1,538

	$31,441	$17,846

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. The investments held by the Company are high investment grade and, as of June 30, 2009, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$4,557	$(2)
Corporate debt securities	8,494	(1)

	$13,051	$(3)

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. The Company’s cash equivalent and short-term investment instruments are classified using Level 1 or Level 2 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investment instruments valued using Level 1 inputs include money market securities and U.S. government agency securities. Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper which tend to be very liquid but for which quoted prices for identical assets in an active market are not generally available.

The fair value hierarchy of our cash equivalents and short-term investments at June 30, 2009 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Total
Money market funds	$15,691	$—	$15,691
U.S. government agency securities	22,934	—	22,934
Corporate debt securities	—	10,507	10,507

	$38,625	$10,507	$49,132

4. Inventories (in thousands)

	June 30, 2009	December 31, 2008
Raw materials	$1,740	$1,984
Work in process	2,054	2,980
Finished goods	2,646	1,462
Deferred cost of goods sold	447	248

Inventories, net	$6,887	$6,674

5. Asset Impairment

In June 2009, the Company terminated its relationship with a subcontractor in Europe for the manufacture of catheters. In connection with the termination of this relationship, the Company analyzed the carrying value of certain fixed assets purchased in association with that relationship to determine whether an impairment of those assets had occurred, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on that analysis, the Company recorded a $1.1 million charge to selling, general and administrative expenses in the quarter ended June 30, 2009. The charge relates to the write-off of non-recoverable fixed assets.

6. Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of June 30, 2009, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2009	$908
2010	1,743
2011	1,784
2012	1,838
2013	1,893
Thereafter	1,783

Total	$9,949

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,087	$722	$1,255	$537
Accruals for warranties issued during the period	153	566	540	989
Warranty costs incurred during the period	(539)	(462)	(1,094)	(700)

Balance at end of period	$701	$826	$701	$826

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations Incorporated (“Luna”) alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with the Company. On April 21, 2009, a jury awarded the Company approximately $36.3 million in damages, finding in favor of the Company on its breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in the Company’s favor on its fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and appeals, as well as collection risks.

After the verdict, the Company filed post-verdict motions seeking punitive damages and attorneys’ fees, as well as declaratory and equitable relief. Luna filed post-trial motions to reverse the verdicts or in the alternative for reduction in damages or new trial. Those motions are pending review by Santa Clara Superior Court. On July 17, 2009, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. Luna’s bankruptcy petition requests that the bankruptcy court estimate the Company’s damages at $1,258,177. The Company will oppose Luna’s request and will seek to have the automatic stay lifted so that the Santa Clara Superior Court can rule on the pending post-verdict motions and enter judgment. No receivable has been recorded on the balance sheet for any amount relating to this verdict.

7. Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving EBITDA amounts to be specified, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA covenant amounts and are currently in negotiations to extend the credit line past its August 2009 expiration date which may result in changes to the covenants described above. As of June 30, 2009, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of June 30, 2009 are as follows (in thousands):

Remainder of 2009	$2,119
2010	4,070
2011	3,849
2012	2,743

12,781
Less: Amount representing interest	(1,195)

11,586
Less: Current portion	(3,565)

Long Term Portion	$8,021

8. Stockholders’ Equity

Stock-based Compensation

The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123 – revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$214	$171	$437	$332
Research and development	688	763	1,308	1,333
Selling, general and administrative	1,036	1,978	2,817	3,270

Total	$1,938	$2,912	$4,562	$4,935

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

	Three months ended June 30,		Six months ended June 30,
Employee Stock Options:	2009	2008	2009	2008
Expected volatility	61%	48%-49%	58%-61%	48%-51%
Risk-free interest rate	2.2%	2.8%-3.7%	1.9%-2.2%	2.8%-3.7%
Expected term (in years)	4.50	5.00	4.50-4.75	5.00
Expected dividend rate	0%	0%	0%	0%

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

	Three months ended June 30,		Six months ended June 30,
Non-Employee Stock Options:	2009	2008	2009	2008
Expected volatility	59%-62%	51%-61%	59%-63%	51%-61%
Risk-free interest rate	2.4%-3.3%	3.4%-4.0%	1.7%-3.3%	2.7%-4.1%
Remaining contractual term (in years)	4.75-7.50	5.75-8.50	4.75-7.75	5.75-8.75
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plan:	2009	2008	2009	2008
Expected volatility	76%	53%	76%-126%	51%-53%
Risk-free interest rate	0.4%	2.2%	0.4%	2.2%-3.5%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2008	4,203	$12.33
Options granted	815	$3.57
Options exercised	(217)	$1.53
Options cancelled	(975)	$10.94

Balances, June 30, 2009	3,826	$11.43	5.83	$2,872

Options vested at June 30, 2009	1,533	$11.94	5.70	$1,462

As of June 30, 2009, total unamortized stock-based compensation related to unvested stock options was $10,046,000, with a weighted-average recognition period of 2.57 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Restricted stock units at December 31, 2008	40	$12.50
Awarded	125	$5.00
Vested	(145)	$6.15

Restricted stock units at June 30, 2009	20	$11.65

As of June 30, 2009, there was approximately $94,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 0.41 years.

As of June 30, 2009, 1,425,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

9. Income Taxes

A reconciliation of the beginning and ending balance of unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Balance at beginning of period	$810	$600
Additions based on tax positions related to the current year	79	—

Balance at end of period	$889	$600

If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(14,610)	$(14,906)	$(28,934)	$(26,538)

Weighted-average common shares outstanding	35,190	24,776	30,297	23,399
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(3)	(43)	(4)	(53)

Shares used to calculated basic and diluted net loss per share	35,187	24,733	30,293	23,346

Basic and diluted net loss per share	$(0.42)	$(0.60)	$(0.96)	$(1.14)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2009	2008
Stock options outstanding	3,826	4,017
Unvested restricted stock units	20	65
Unvested common shares subject to repurchase	2	35
Proceeds from employee stock purchase plan	82	32

11. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(14,610)	$(14,906)	$(28,934)	$(26,538)
Other comprehensive income:
Change in unrealized gain/loss on investments	(18)	(68)	(88)	(17)
Foreign currency translation adjustment	16	(4)	10	—

Comprehensive loss	$(14,612)	$(14,978)	$(29,012)	$(26,555)

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

To date, we have incurred net losses in each year since our inception and, as of June 30, 2009, we had an accumulated deficit of $191.8 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have experienced significant quarterly fluctuations in revenues primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. This included having no sales of Sensei systems to United States customers in the second quarter of 2009. Losses in the second quarter of 2009 were also impacted by the write-off of non-recoverable fixed assets in the amount of $1.1 million related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters. In 2009, we have initiated several cost-cutting measures, including a reduction in our work force in the first quarter of 2009 and the institution of four mandatory one-week furloughs during the year.

We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the six months ended June 30, 2009.

Financial Overview

Revenues

Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and service contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. We expect revenue fluctuations to continue throughout 2009. We do not anticipate that revenues in 2009 will be sufficient to eliminate losses.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for the remainder of 2009 to decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs, and as we carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for the remainder of 2009 to decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Revenues

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Revenues	$3,306	$5,813	$(2,507)	(43)%

Revenues primarily related to the following:

	Three months ended June 30,
	2009	2008
United States Sensei system units	—	7
International Sensei system units	3	1

Total Sensei system units	3	8

Sensei system average selling price (in thousands)	$556	$614

Artisan catheter units	626	284

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the second quarter of 2009 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting and by the impact of unfavorable movements in exchange rates. Catheter sales for the second quarter of 2009 included the sale of approximately 100 catheters to a single international medical center. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. During the fourth quarter of 2008 and into the first two quarters of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect revenue fluctuations to continue throughout 2009.

Cost of Goods Sold

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Cost of goods sold	$2,946	$4,735	$(1,789)	(38)%
As a percentage of revenues	89.1%	81.5%

Cost of goods sold for the second quarter of 2009 included stock-based compensation expense of $214,000 as compared to $171,000 for the second quarter of 2008. Cost of goods sold for the second quarter of 2009 include the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008. Additionally, cost of goods sold as a percentage of revenues for the second quarter of 2009 was negatively impacted by the decreased level of sales. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter during 2009 due, among other things, to fluctuations in revenues, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Research and development	$4,951	$6,300	$(1,349)	(21)%

The change in research and development expenses in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to the following:

•

A decrease of $0.8 million in employee-related expenses, including travel expenses, primarily due to a decrease of 20 in average research and development headcount and the effects of the Company’s one-week furlough during the second quarter of 2009; and

•	A decrease of $0.5 million in outside services, materials and overhead expenses.

Total research and development expenses in the second quarter of 2009 included $688,000 of stock-based compensation expense compared to $763,000 in the second quarter of 2008. We expect research and development expenses for the remainder of 2009 to decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs, and as we carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Selling, general and administrative	$9,904	$10,007	$(103)	(1)%

The change in selling, general and administrative expenses in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to the following:

•

A $1.1 million charge in 2009 for the write-off of non-recoverable fixed assets related to the Company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•	An increase of $0.9 million in litigation costs associated with our trial against Luna Innovations Incorporated;

•	An increase of $0.3 million in supplies, equipment and overhead expenses;

•	A decrease of $0.1 million in non-compensation marketing expenses;

•	A decrease of $0.2 million in professional service fees exclusive of Luna litigation costs;

•

A decrease of $0.5 million in employee-related expenses, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 12, partially offset by an increase in average sales and marketing headcount of two, and the effects of the Company’s one-week furlough during the second quarter of 2009;

•

A decrease of $0.7 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses; and

•	A decrease of $0.9 million in stock-based compensation expense due primarily to the effects of our lower average stock price and lower headcount.

Selling, general and administrative expenses in the second quarter of 2009 included $1.0 million of stock-based compensation expense compared to $1.9 million in the second quarter of 2008. We expect our selling, general and administrative expenses for the remainder of 2009 to decrease as compared to 2008 levels primarily due to reduced employee costs, including the effects of quarterly one-week furloughs.

Interest Income

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest income	$88	$430	$(342)	(80)%

Interest income decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to significantly lower interest rate returns available in the market for highly rated investments as compared to the rates available in the previous year. We expect our quarterly interest income to remain consistent with the second quarter 2009 amounts for the remainder of 2009.

Interest and Other Expense, net

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest and other expense, net	$(203)	$(107)	$(96)	90%

Interest and other expense, net, consists mainly of interest expense and net realized and unrealized foreign exchange gains and losses. Net foreign exchange losses increased in the second quarter of 2009 as compared to the second quarter of 2008 due primarily to the impact of unfavorable movements in the Euro exchange rate on our Euro-denominated accounts receivable. Interest expense increased in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to the interest on our term equipment line. We expect our interest expense to increase in the remainder of 2009 over 2008 levels as we have a full year of interest related to the term equipment line.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Revenues

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Revenues	$10,429	$12,057	$(1,628)	(14)%

Revenues primarily related to the following:

	Six months ended June 30,
	2009	2008
United States Sensei system units	7	12
International Sensei system units	6	4

Total Sensei system units	13	16

Sensei system average selling price (in thousands)	$578	$644

Artisan catheter units	1,227	680

Artisan catheter average selling price (in thousands)	$1.6	$1.9

Our average selling prices of Sensei systems in the first six months of 2009 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting and by the impact of unfavorable movements in exchange rates. Catheter sales for 2009 included the sale of approximately 100 catheters to a single international medical center. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. During the fourth quarter of 2008 and into the first two quarters of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions.

Cost of Goods Sold

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Cost of goods sold	$8,186	$9,672	$(1,486)	(15)%
As a percentage of revenues	78.5%	80.2%

Cost of goods sold for the first six months of 2009 included stock-based compensation expense of $437,000 as compared to $332,000 for the first six months of 2008. Cost of goods sold for the first six months of 2009 include the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008. Additionally, cost of goods sold as a percentage of revenues for the first six months of 2009 benefited from manufacturing efficiencies as we have reduced the cost of producing our products, partially offset by the negative impact of decreased level of sales.

Operating Expenses

Research and Development

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Research and development	$10,602	$11,514	$(912)	(8)%

The change in research and development expenses in the first six months of 2009 compared to the first six months of 2008 was primarily due to the following:

•

A decrease of $1.2 million in employee-related expenses, including travel expenses, primarily due to a decrease of 12 in average research and development headcount and the effects of the Company’s quarterly one-week furloughs during 2009; and

•	An increase of $0.3 million in outside services, materials and overhead expenses.

Total research and development expenses in the first six months of 2009 and the first six months of 2008 included $1.3 million of stock-based compensation expense.

Selling, General and Administrative

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Selling, general and administrative	$20,015	$18,084	$1,931	11%

The change in selling, general and administrative expenses in the first six months of 2009 compared to the first six months of 2008 was primarily due to the following:

•	An increase of $2.4 million in litigation costs associated with our trial against Luna Innovations Incorporated;

•

A $1.1 million charge in 2009 for the write-off of non-recoverable fixed assets related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•	A $1.0 million charge for executive severance in 2009, consisting of $0.4 million of severance and $0.6 million of stock-based compensation;

•	An increase of $0.6 million in supplies, equipment and overhead expenses;

•

A decrease of $0.2 million in employee-related expenses, exclusive of executive severance, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 10, partially offset by an increase in average sales and marketing headcount of three, and the effects of the Company’s quarterly one-week furloughs during 2009;

•	A decrease of $0.3 million in non-compensation marketing expenses;

•	A decrease of $0.4 million in professional service fees exclusive of Luna litigation costs;

•

A decrease of $1.1 million in stock-based compensation expense, exclusive of stock compensation related to executive severance, due primarily to the effects of our lower average stock price and lower headcount; and

•

A decrease of $1.2 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses.

Selling, general and administrative expenses in the first six months of 2009 included $2.8 million of stock-based compensation expense compared to $3.3 million in the first six months of 2008.

Interest Income

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest income	$218	$838	$(620)	(74)%

Interest income decreased in the first six months of 2009 compared to the first six months of 2008 primarily due to significantly lower interest rate returns available in the market for highly rated investments as compared to the rates available in the previous year.

Interest and Other Expense, net

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest and other expense, net	$(778)	$(163)	$(615)	377%

Interest and other expense, net, consists mainly of interest expense and net realized and unrealized foreign exchange gains and losses. Net foreign exchange losses increased in the first six months of 2009 as compared to the first six months of 2008 due primarily to the impact of unfavorable movements in the Euro exchange rate on our Euro-denominated accounts receivable. Interest expense increased in the first six months of 2009 as compared to the first six months of 2008 primarily due to the interest on our term equipment line.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of June 30, 2009 we had an accumulated deficit of $191.8 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million against the equipment line under this agreement and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expires in August 2009. We are currently in negotiations with Silicon Valley Bank to extend the credit line past its August 2009 expiration date. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements.

Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Cash flow activity for the six months ended June 30, 2009 and 2008 is summarized as follows:

	Six months ended June 30,
	2009	2008
Cash used in operating activities	$(18,117)	$(23,565)
Cash used in investing activities	(14,337)	(15,104)
Cash provided by financing activities	35,021	39,102

Net decrease in cash and cash equivalents	$2,567	$433

Net Cash Used in Operating Activities

Net cash used in operating activities in the first six months of 2009 and 2008 primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation and the charge of impaired assets in 2009. Additionally, net cash used in operating activities for the first six months of 2009 was positively impacted by accounts receivable collections as we collected on higher previous period accounts receivable balances than in the same periods last year. Cash flows for the first six months of 2009 were negatively impacted by decreasing accounts payable and accrued liability balances due to the timing of payments and the decrease in operating expenses. Cash flows for the first six months of 2008 were negatively impacted by increasing accounts receivable and inventory balances as the Company experienced and prepared for early revenue growth.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first six months of 2009 and 2008 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities for the first six months of 2008 were also negatively impacted by the purchase of property and equipment as we invested in the build-out of our new facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of 2009 and 2008 was primarily due to cash received from our equity offerings in April 2008 and April 2009, in additions to proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments of long-term debt.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first quarter of 2009 and instituted quarterly one-week furloughs for 2009. We anticipate that we will continue to incur substantial net losses for at least the remainder of 2009 as we continue to commercialize our products, maintain the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

We believe our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances in addition to the amounts available under our revolving credit line and amounts received through the sale of our products will be sufficient to meet our anticipated cash requirements through at least the next year. However, if our cash flows from operating activities over the next year are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize and we may require additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2009:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease — real estate	$9,949	$908	$3,527	$3,731	$1,783
Debt	12,781	2,119	7,919	2,743	—

Total	$22,730	$3,027	$11,446	$6,474	$1,783

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We may also have minimum royalty obligations under the terms of our cross license agreement with Intuitive Surgical, Inc. Our agreement to acquire AorTx includes possible future payments of up to $30.0 million payable upon achievement of regulatory clearances and revenue and partnering milestones. Such future payments are to be made 50% in cash and 50% in shares of our common stock. Pursuant to the terms of the AorTx acquisition, we elected to license the acquired AorTx technologies back to an entity to be formed by the former AorTx stockholders rather than make a $5 million payment to the former AorTx stockholders that would have been payable on May 15, 2009. We are currently negotiating a potential modification of the license terms with the former AorTx stockholders.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our financial statements.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2009, the fair value of our cash, cash equivalents and short-term investments was approximately $51.4 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the six months ended June 30, 2009, sales denominated in foreign currencies were approximately 20% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $213,000 in revenues for the first six months of 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations Incorporated, or Luna, alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with us. On April 21, 2009, after an approximately four week trial, a jury awarded us approximately $36.3 million in damages, finding in our favor on our breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in our favor on our fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to customary post-trial motions and appeals, as well as collection risks.

After the verdict, we filed post-verdict motions seeking punitive damages and attorneys’ fees, as well as declaratory and equitable relief. Luna filed post-trial motions to reverse the verdicts or in the alternative for reduction in damages or new trial. Those motions are pending review by the Santa Clara Superior Court. On July 17, 2009, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. Luna’s bankruptcy petition includes a request that the bankruptcy court estimate our damages at $1,258,177. We will oppose Luna’s request and will seek to have the automatic stay lifted so that the Santa Clara Superior Court can rule on the pending post-verdict motions and enter judgment.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of June 30, 2009, we have also received regulatory approvals in Russia and Australia. The future success of our business will depend on our ability to manufacture and assemble our products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Potential customers with limited capital budgets may decide to spend those dollars on proven technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Financial market conditions in the U.S. and the European Union since the fourth quarter of 2008, including especially the credit and capital markets, have been extremely volatile and uncertain. As a result, many potential customers delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. Financial market conditions are likely to continue to be volatile into the future. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

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

In the second quarter of 2007, we received clearance to market, sell and distribute our products in the United States and Europe. We had no prior experience as a company in undertaking these efforts. In the United States, we market our products through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our products or physicians to use our products;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable Artisan catheters effectively, to appropriately phase in new products and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. The recall was closed in June 2008. We may encounter other manufacturing issues that result in our being unable to meet the expected demand for our Sensei system or Artisan catheters, maintain control over our expenses or otherwise successfully increase our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers or a decision to discontinue our relationship with a current manufacturer or supplier could result in operational problems, increased expenses or write-down of capitalized assets that would adversely affect operating results and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business and our financial condition.

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

We have experienced substantial net losses since our inception in late 2002. At June 30, 2009, we had an accumulated deficit of $191.8 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing during the first and second quarters of 2009, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In the six months ended June 30, 2009, net cash used in operating activities was $18.1 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of future regulatory clearances;

•	the revenue generated by sales of our current and future products;

•	the gross margins generated by our revenues and cost of sales;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. We expect that in 2009 St. Jude will introduce a new version of its Ensite system that initially will not be compatible with our CoHesion Module, however St. Jude has indicated that it plans to achieve this compatibility over time. The initial lack of compatibility may adversely affect the sales of the CoHesion Module and the Sensei system until compatibility is achieved.

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

We acquired AorTx with the expectation that the acquisition would result in various benefits including, among other things, leveraging our Sensei system into the developing market for percutaneous aortic heart valve replacement; however, we have decided to pursue this market opportunity independently from the development of AorTx’s technology. We have eliminated the research and development positions focused on developing the AorTx valve technology and while we continue to pursue the application of robotics to structural heart procedures, we do not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. Pursuant to the terms of the AorTx acquisition, we elected to license the acquired AorTx technologies back to an entity to be formed by the former AorTx stockholders rather than be required to make a $5 million payment to the former AorTx stockholders that would have been payable on May 15, 2009. We are currently negotiating a potential modification of the license terms with the former AorTx stockholders. A modification of the license back of the AorTx technologies, or other risks associated with acquisitions which may materialize, could adversely affect our stock price.

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

Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. Recent legislative proposals in the United States to reform healthcare and government insurance programs have included a focus on healthcare costs which could limit the coverage and reimbursement for procedures utilizing our products. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue and may increase. The failure of our customers to obtain sufficient reimbursement could have a material adverse impact on our financial condition and harm our business.

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

Additionally, in the third quarter of 2008, the first quarter of 2009 and in July 2009, we reduced our work force. This may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we do not effectively manage our growth, we may be unable to successfully develop, market and sell our products.

Our future revenue and operating results will depend on our ability to manage the possible future growth of our business. We have experienced significant growth in the scope of our operations since our inception. This growth has placed significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, however, we will need to continue to grow, which presents numerous challenges, including:

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

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of June 30, 2009, we were in compliance with all specified financial covenants. If we fail to comply with any of the loan covenants, we could be deemed to have an event of default. In the case of an event of default, we could be required to immediately remit all outstanding funds then due under the facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

Clinical trials necessary to support any future 510(k) or PMA application will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 31, 2009, our stock price has fluctuated from a low of $2.55 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 30.3 percent of the outstanding shares of our common stock as of July 31, 2009. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual meeting of Stockholders was held on June 17, 2009 at our corporate headquarters in Mountain View, California. The following proposals were submitted to a vote of stockholders:

•

The election of two directors to hold office until the 2012 Annual Meeting of Stockholders and until the director’s successor is elected and has qualified, or, if sooner, until the director’s death, resignation or removal;

•	The re-approval of Hansen Medical, Inc. 2006 Equity Incentive Plan; and

•	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The holders of our common stock voted as follows:

Board of Director Election Results

Nominee	Votes For	Votes Withheld
Russell C. Hirsch, M.D., Ph.D.	22,318,347	848,445
Frederic H. Moll, M.D.	22,958,765	208,027

Both nominees were elected to serve as directors until our 2012 Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Hansen Medical, Inc. 2006 Equity Incentive Plan Election Results

The results of the voting included 14,431,597 votes for, 484,189 votes against, 68,541 abstained and 8,182,465 broker non-votes. The plan was re-approved.

Ratification of the Appointment of PricewaterhouseCoopers LLP as independent registered public accountants of the Company

The results of the voting included 22,949,402 votes for, 70,167 votes against and 147,223 abstained. The appointment was ratified.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.44+	Letter Agreement, by and between the Registrant and Christopher Sells, dated as of July 16, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2009	By:	/s/ FREDERIC H. MOLL, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2009	By:	/s/ STEVEN M. VAN DICK
Steven M. Van Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)