Form 10-Q/A
period 2008-03-31
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Hansen Medical, Inc. (the “Company”) previously announced its intention to restate its consolidated financial statements for the years ended December 31, 2007 and 2008, for each of the quarters of the year ended December 31, 2008, and for the first two quarters of the year ending December 31, 2009 as a result of the improper recognition of revenue with regard to sales of Sensei Robotic Catheter Systems. Through June 30, 2009, the Company shipped 68 systems based on valid customer purchase orders for which revenue previously had been recognized. As of November 10, 2009, the Company had received full payment for all but one of these systems.

The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended March 31, 2008 to reflect the restatement of its condensed consolidated financial statements, the notes thereto and related disclosures for the quarter ended March 31, 2008. The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 to restate its condensed consolidated financial statements for such periods.

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors, documentation related to certain revenue transactions was falsified, and there was not an effective control environment in the Company’s sales, clinical and field service departments. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department. The Company is implementing revised controls and procedures designed to prevent a recurrence of the improper recognition of revenue. For more information on these matters, please refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4, “Controls and Procedures”.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2, 3 and 4. No other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Restated)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$30,404
Short-term investments	14,249	18,148
Accounts receivable, net	6,780	4,003
Inventories	3,366	2,982
Deferred cost of goods sold	569	130
Prepaids and other current assets	1,773	1,397

Total current assets	45,337	57,064

Property and equipment, net	6,583	2,672
Restricted cash	105	105
Other assets	799	190

Total assets	$52,824	$60,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,149	$2,956
Accrued liabilities	6,600	4,030
Current portion of deferred revenue	2,442	846
Current portion of long-term debt	2,151	2,101

Total current liabilities	13,342	9,933
Deferred revenue, net of current portion	143	143
Long-term debt, net of current portion	651	1,208
Other long-term liabilities	166	121

Total liabilities	14,302	11,405

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 22,036,772 shares at March 31, 2008 and 21,961,811 shares at December 31, 2007	2	2
Additional paid-in capital	161,272	158,607
Deferred stock-based compensation	(138)	(167)
Accumulated other comprehensive income	112	57
Accumulated deficit	(122,726)	(109,873)

Total stockholders’ equity	38,522	48,626

Total liabilities and stockholders’ equity	$52,824	$60,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2008	2007
	As Restated

Revenues	$4,623	$—
Cost of goods sold	4,537	—

Gross profit	86	—

Operating expenses:
Research and development	5,214	5,072
Selling, general and administrative	8,077	4,526

Total operating expenses	13,291	9,598

Loss from operations	(13,205)	(9,598)
Interest income	408	1,118
Interest and other expense, net	(56)	(136)

Net loss	$(12,853)	$(8,616)

Basic and diluted net loss per share	$(0.59)	$(0.40)

Shares used to compute basic and diluted net loss per share	21,806	21,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2007
	As Restated
Cash flows from operating activities:

Net loss	$(12,853)	$(8,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	292
Stock-based compensation	2,023	1,773
Amortization of preferred stock warrants	14	15
Changes in operating assets and liabilities:
Accounts receivable	(2,784)	(1,294)
Inventories	(384)	(626)
Deferred cost of goods sold	(439)	—
Prepaids and other current assets	(415)	(222)
Other long-term assets	(217)	(3)
Accounts payable	(807)	(48)
Accrued liabilities	278	633
Deferred revenue	1,596	1,294
Deferred rent	14	(20)
Other long-term liabilities	11	12

Net cash used in operating activities	(13,614)	(6,810)

Cash flows from investing activities:
Purchase of property and equipment	(2,340)	(372)
Proceeds from sales and maturities of short-term investments	4,000	—
Purchase of short-term investments	—	(8,795)

Net cash provided by (used in) investing activities	1,660	(9,167)

Cash flows from financing activities:
Repayments of loans payable	(513)	(470)
Proceeds from issuance of common stock, net of issuance costs	—	(317)
Proceeds from exercise of common stock options, net	59	67
Proceeds from employee stock purchase plan	604	432

Net cash provided by (used in) financing activities	150	(288)

Net decrease in cash and cash equivalents	(11,804)	(16,265)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$18,600	$72,646

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$1,920	$—

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

From inception to March 31, 2008, the Company has incurred losses totaling approximately $122.7 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into credit facilities, and the Company may require additional capital beyond currently forecasted amounts. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.4 million of net proceeds to the Company, after estimated expenses. See note 11.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s fiscal year ends on December 31. The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The information included in this Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

3. Restatement of Financial Statements

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors and documentation related to certain revenue transactions was falsified. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department.

The restatement of the Company’s financial statements for the three months ended March 31, 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, improper revenue recognition resulted from the inability of distributors to independently install systems and train end users. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of goods sold	$135	$434	$569

Liabilities and Stockholders’ Equity
Accrued liabilities	$6,749	$(149)	$6,600
Current portion of deferred revenue	$200	$2,242	$2,442
Accumulated deficit	$(121,067)	$(1,659)	$(122,726)

	December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of goods sold	$—	$130	$130

Liabilities and Stockholders’ Equity
Accrued liabilities	$4,083	$(53)	$4,030
Current portion of deferred revenue	$225	$621	$846
Accumulated deficit	$(109,435)	$(438)	$(109,873)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Revenues	$6,244	$(1,621)	$4,623
Cost of goods sold	$4,937	$(400)	$4,537
Gross profit	$1,307	$(1,221)	$86
Net loss	$(11,632)	$(1,221)	$(12,853)
Basic and diluted net loss per share	$(0.53)	$(0.06)	$(0.59)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(11,632)	$(1,221)	$(12,853)
Comprehensive loss	$(11,577)	$(1,221)	$(12,798)

All adjustments relate to the deferral of revenue and the associated cost of goods sold and warranty expenses and the recognition of revenue and the associated expenses related to sales deferred from earlier periods as a result of the restatement. The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the quarterly period ended March 31, 2008. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

4. Investments and Fair Value Measurements

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments
As of March 31, 2008:
Money market funds	$56	$—	$—	$56	$56	$—
U.S. government agency securities	9,115	8	—	9,123	7,993	1,130
Corporate debt securities	22,024	120	(30)	22,114	8,995	13,119

	$31,195	$128	$(30)	$31,293	$17,044	$14,249

As of December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

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

	March 31, 2008	December 31, 2007
Contractual maturities:
Less than one year	$12,707	$11,979
One to two years	1,542	6,169

	$14,249	$18,148

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

	Fair Value	Gross Unrealized Loss
As of March 31, 2008:
Corporate debt securities	$10,445	$(30)

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

The fair value hierarchy of our cash equivalents and short-term investments at March 31, 2008 in connection with our adoption of SFAS No. 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$56	$—
U.S. government agency securities	9,123	—
Corporate debt securities	—	22,114

5. Inventories (in thousands)

	March 31, 2008	December 31, 2007
Raw materials	$2,040	$1,704
Work in process	1,222	1,278
Finished goods	104	—

Inventories	$3,366	$2,982

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

7. Commitments and Contingencies

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

Three months ended March 31, 2008
As Restated
Balance at beginning of period	$488
Accruals for warranties issued during the period	318
Warranty costs incurred during the period	(216)

Balance at end of period	$590

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

	Three months ended March 31,
	2008	2007
Cost of goods sold	$161	$—
Research and development	570	720
Selling, general and administrative	1,292	1,053

Total	$2,023	$1,773

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2007	2,960	$12.41
Options granted	453	$18.95
Options exercised	(17)	$3.47
Options cancelled	(15)	$13.38

Balances, March 31, 2008	3,381	$13.32

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
	As Restated
Net loss	$(12,853)	$(8,616)

Weighted-average common shares outstanding	21,877	21,603
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(71)	(160)

Shares used to calculated basic and diluted net loss per share	21,806	21,443

Basic and diluted net loss per share	$(0.59)	$(0.40)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Three months ended March 31,
	2008	2007
Stock options outstanding	3,381	2,293
Unvested restricted stock units	15	—
Unvested common shares subject to repurchase	53	151
Warrants to purchase common stock	—	59

10. Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended March 31,
	2008	2007
	As Restated
Net loss	$(12,853)	$(8,616)
Other comprehensive income:
Change in unrealized gain/loss on investments	51	16
Foreign currency translation adjustment	4	—

Comprehensive loss	$(12,798)	$(8,600)

11. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this amended quarterly report on Form 10-Q/A, and gives effect to the restatement of our consolidated financial statements as discussed in Note 3 of the condensed consolidated financial statements.

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

To date, we have incurred net losses in each year since our inception and, as of March 31, 2008, we had an accumulated deficit of $122.7 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.4 million of net proceeds, after estimated expenses.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 3 to our Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2008.

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

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Revenues

	Three months ended March 31,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Revenues	$4,623	$—	$4,623	N/A

Revenues for the first quarter of 2008 primarily related to the sale of one Sensei systems in Europe and five Sensei systems in the United States at an average selling price of $641,000 per unit and the shipment of approximately 400 Artisan catheters at an average selling price of $1,800 per unit. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of our commercial launch and face both sales and manufacturing challenges.

Cost of Goods Sold

	Three months ended March 31,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Cost of goods sold	$4,537	$—	$4,537	N/A
As a percentage of revenues	98.1%	N/A

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

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of March 31, 2008 we had an accumulated deficit of $122.7 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million after expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.4 million of net proceeds, after estimated expenses.

Cash flow activity for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash used in operating activities	$(13,614)	$(6,810)
Cash provided by (used in) investing activities	1,660	(9,167)
Cash provided by (used in) financing activities	150	(288)

Net decrease in cash and cash equivalents	$(11,804)	$(16,265)

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

Contractual Obligations

During the three months ended March 31, 2008, there were no material changes to our contractual obligation disclosures as set forth under the caption, “Contractual Obligations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the year ended December 31, 2008. On April 28, 2008, the Company entered into an agreement for the build-out of the Company’s new 63,000 square foot office and laboratory facility in Mountain View, California. The maximum price for this contract, which is expected to be complete by the third quarter of 2008, is approximately $7,819,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Restated)

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

ITEM 4. CONTROLS AND PROCEDURES (Restated)

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed on May 12, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. In connection with our decision to restate our financial statements, as more fully described in Note 3 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2008 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement described in Note 3 to the financial statements, we reevaluated our internal control over financial reporting and have identified the following material weaknesses:

1.    Control Environment. We did not maintain an effective control environment, which is the foundation upon which all other components of internal controls are based. Specifically:

•

Our commercial operations leadership did not consistently support the importance of strict adherence to our revenue recognition policy and to GAAP and did not take sufficient steps to ensure good faith compliance with revenue recognition policies throughout our sales, clinical and field service departments. As a result, information related to certain revenue transactions was not communicated to accounting personnel to appropriately consider the financial reporting implications of such transactions.

•

We did not maintain sufficient safeguards to provide reasonable assurance that controls could not be circumvented or overridden by commercial operations management or to prevent or detect possible misconduct by members of our commercial operations organization with respect to certain revenue transactions. Our commercial operations organization was structured such that the sales, clinical and field service departments all reported to the executive in charge of our commercial operations, leading to a conflict of oversight and incentives, such as the desire to meet quarterly sales goals.

•

We did not maintain effective procedures for communicating to all relevant personnel our accounting policies, the importance of consistent application of our accounting policies, and essential data required to properly apply GAAP to our transactions.

•

Additionally, we did not effectively communicate the process of reporting unusual or uncertain circumstances. As a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis.

This material weakness led to errors and irregularities that in turn resulted in errors in the preparation of our financial statements. This material weakness also contributed to the existence of the material weakness described in item 2 below.

2.    Revenue recognition process. We did not maintain effective controls related to the process for ensuring completeness and accuracy of our accounting for revenue to provide reasonable assurance that all significant details of agreements with our distributors and customers were provided to those making revenue recognition decisions and that all appropriate personnel received sufficient training on revenue recognition.

•

Certain employees were able to withhold information from accounting personnel or falsify documentation related to certain revenue transactions without discovery, which resulted in improper recognition of revenue in the period.

•

Accounting personnel were not provided the necessary information to determine the financial reporting consequences of certain revenue transactions. Specifically, this led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements.

These material weaknesses resulted in material errors and the restatement of the our annual statements for 2007, annual and interim financial statements for 2008 and interim financial statements for the first and second quarters of 2009, impacting revenue, cost of goods sold, deferred cost of goods sold, and deferred revenue accounts. Additionally, these material weaknesses could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the material weaknesses described above, we concluded that the interim financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

Beginning in October 2009, our management began to design and implement certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen our internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that we need to modify or otherwise adjust the remediation measures described below.

The remediation efforts outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Control Environment and Organizational Structure. Our plan is to create and communicate an effective culture and tone throughout the Company’s commercial operations organization in the following ways:

•	Certain employees have been terminated and other employees will be disciplined for actions relating to this restatement.

•	We will improve the annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	We will reorganize our sales, clinical and field service teams such that they will no longer report to the same vice president to ensure that each team has the proper oversight and incentives.

Revenue Recognition Process. We will enhance our internal controls related to the revenue recognition process and training in the following ways:

•

We will increase management oversight by expanding our processes to include more rigorous representations made by sales, clinical and field service personnel and more detailed documentation regarding elements required for revenue recognition and timely accountability for details underlying elements of revenue recognition.

•

We will improve communications between accounting personnel responsible for revenue recognition and sales, clinical and field service personnel responsible for the execution of the work on those transactions and will institute quarterly meetings involving accounting and sales, clinical and field service personnel involved in each system sale during the quarter.

•	We will improve the annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	We will expand our revenue recognition training to include clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process.

•	We will improve our existing revenue recognition training to include a more detailed description of our revenue recognition process.

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

We have experienced substantial net losses since our inception in late 2002. At March 31, 2008, we had an accumulated deficit of $122.7 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. While we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.4 million in net proceeds to us, in order to fund expected future losses, we may sell additional securities resulting in further dilution to existing stockholders and we may incur additional indebtedness. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Not applicable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009	By:	/s/ FREDERIC H. MOLL, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)