Form 10-Q/A
period 2008-06-30
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

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

The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended June 30, 2008 to reflect the restatement of its condensed consolidated financial statements, the notes thereto and related disclosures for the quarter ended June 30, 2008. The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 to restate its condensed consolidated financial statements for such periods.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Restated)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$30,837	$30,404
Short-term investments	23,792	18,148
Accounts receivable, net	5,913	4,003
Inventories	4,491	2,982
Deferred cost of goods sold	1,004	130
Prepaids and other current assets	2,858	1,397

Total current assets	68,895	57,064

Property and equipment, net	13,626	2,672
Restricted cash	105	105
Other assets	174	190

Total assets	$82,800	$60,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,732	$2,956
Accrued liabilities	7,450	4,030
Current portion of deferred revenue	5,149	846
Current portion of long-term debt	2,202	2,101

Total current liabilities	17,533	9,933
Deferred revenue, net of current portion	143	143
Long-term debt, net of current portion	82	1,208
Other long-term liabilities	473	121

Total liabilities	18,231	11,405

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 25,064,310 shares at June 30, 2008 and 21,961,811 shares at December 31, 2007	3	2
Additional paid-in capital	203,639	158,607
Deferred stock-based compensation	(110)	(167)
Accumulated other comprehensive income	40	57
Accumulated deficit	(139,003)	(109,873)

Total stockholders’ equity	64,569	48,626

Total liabilities and stockholders’ equity	$82,800	$60,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	As Restated		As Restated
Revenues	$3,888	$2,434	$8,511	$2,434
Cost of goods sold	4,181	1,653	8,718	1,653

Gross profit (loss)	(293)	781	(207)	781

Operating expenses:
Research and development	6,300	4,351	11,514	9,423
Selling, general and administrative	10,007	5,177	18,084	9,703

Total operating expenses	16,307	9,528	29,598	19,126

Loss from operations	(16,600)	(8,747)	(29,805)	(18,345)
Interest income	430	979	838	2,097
Interest and other expense, net	(107)	(126)	(163)	(262)

Net loss	$(16,277)	$(7,894)	$(29,130)	$(16,510)

Basic and diluted net loss per share	$(0.66)	$(0.37)	$(1.25)	$(0.77)

Shares used to compute basic and diluted net loss per share	24,733	21,542	23,346	21,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2008	2007
	As Restated
Cash flows from operating activities:
Net loss	$(29,130)	$(16,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	621
Provision for inventory valuation	34	—
Stock-based compensation	4,935	3,470
Amortization of preferred stock warrants	27	31
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(1,780)
Inventories	(1,543)	(1,796)
Prepaids and other current assets	(1,496)	(293)
Deferred cost of goods sold	(874)	—
Other long-term assets	—	(3)
Accounts payable	(224)	565
Accrued liabilities	1,313	1,259
Deferred revenue	4,303	59
Deferred rent	22	(40)
Other long-term liabilities	281	23

Net cash used in operating activities	(23,565)	(14,394)

Cash flows from investing activities:
Purchase of property and equipment	(9,491)	(975)
Proceeds from sales and maturities of short-term investments	9,467	—
Purchase of short-term investments	(15,080)	(15,489)

Net cash used in investing activities	(15,104)	(16,464)

Cash flows from financing activities:
Repayments of loans payable	(1,036)	(948)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)
Proceeds from exercise of common stock options, net	42	78
Proceeds from employee stock purchase plan	604	432

Net cash provided by (used in) financing activities	39,102	(755)

Net increase (decrease) in cash and cash equivalents	433	(31,613)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$30,837	$57,298

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$2,173	$—

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

From inception to June 30, 2008, the Company has incurred losses totaling approximately $139.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds to the Company. If the available cash, cash equivalents and investment balances are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into credit facilities, and the Company may require additional capital beyond currently forecasted amounts. However, the Company cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future.

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

3. Restatement of Financial Statements

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors and documentation related to certain revenue transactions was falsified This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department.

The restatement of the Company’s financial statements for the three and six months ended June 30, 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations and the inability of distributors to independently install systems and train end users. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
		(In thousands)
Assets
Deferred cost of goods sold	$140	$864	$1,004

Liabilities and Stockholders’ Equity
Accrued liabilities	$7,723	$(273)	$7,450
Current portion of deferred revenue	$982	$4,167	$5,149
Accumulated deficit	$(135,973)	$(3,030)	$(139,003)

	December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
		(In thousands)
Assets
Deferred cost of goods sold	$—	$130	$130

Liabilities and Stockholders’ Equity
Accrued liabilities	$4,083	$(53)	$4,030
Current portion of deferred revenue	$225	$621	$846
Accumulated deficit	$(109,435)	$(438)	$(109,873)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Revenues	$5,813	$(1,925)	$3,888
Cost of goods sold	$4,735	$(554)	$4,181
Gross profit (loss)	$1,078	$(1,371)	$(293)
Net loss	$(14,906)	$(1,371)	$(16,277)

Basic and diluted net loss per share	$(0.60)	$(0.06)	$(0.66)

	Six months ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Revenues	$12,057	$(3,546)	$8,511
Cost of goods sold	$9,672	$(954)	$8,718
Gross profit (loss)	$2,385	$(2,592)	$(207)
Net loss	$(26,538)	$(2,592)	$(29,130)

Basic and diluted net loss per share	$(1.14)	$(0.11)	$(1.25)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2008:

	Three months Ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(14,906)	$(1,371)	$(16,277)
Comprehensive loss	$(14,978)	$(1,371)	$(16,349)

	Six months Ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(26,538)	$(2,592)	$(29,130)
Comprehensive loss	$(26,555)	$(2,592)	$(29,147)

All adjustments relate to the deferral of revenue and the associated cost of goods sold and warranty expenses and the recognition of revenue and the associated expenses related to sales deferred from earlier periods as a result of the restatement. The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the six months ended June 30, 2008. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

4. Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
As of June 30, 2008:
Money market funds	$135	$—	$—	$135	$135	$—
U.S. government agency securities	35,667	4	(20)	35,651	22,680	12,971
Corporate debt securities	15,771	59	(10)	15,820	4,999	10,821

	$51,573	$63	$(30)	$51,606	$27,814	$23,792

As of December 31, 2007:
Money market funds	$156	$—	$—	$156	$156	$—
U.S. government agency securities	25,624	11	—	25,635	24,514	1,121
Corporate debt securities	18,489	44	(14)	18,519	1,492	17,027

	$44,269	$55	$(14)	$44,310	$26,162	$18,148

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

	June 30, 2008	December 31, 2007
Contractual maturities:
Less than one year	$20,229	$11,979
One to two years	3,563	6,169

	$23,792	$18,148

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

	Fair Value	Gross Unrealized Loss
U.S government agency securities	$9,468	$(20)
Corporate debt securities	2,074	(10)

	$11,542	$(30)

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

The fair value hierarchy of our cash equivalents and short-term investments at June 30, 2008 in connection with our adoption of SFAS 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$135	$—
U.S. government agency securities	35,651	—
Corporate debt securities	—	15,820

	$35,786	$15,820

5. Inventories (in thousands)

	June 30, 2008	December 31, 2007
Raw materials	$1,730	$1,704
Work in process	1,986	1,278
Finished goods	775	—

Inventories	$4,491	$2,982

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	As Restated		As Restated
Balance at beginning of period	$590	$—	$488	$—
Accruals for warranties issued during the period	407	194	725	194
Warranty costs incurred during the period	(413)	—	(629)	—

Balance at end of period	$584	$194	$584	$194

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

8. Stockholders’ Equity

Stock-based Compensation

The Company recognizes compensation expense for its stock-based awards in accordance with SFAS No. 123—revised 2004, Share-Based Payment. Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan for the three and six months ended June 30, 2008 and 2007 was allocated as follows (in thousands):

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

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
Restricted stock units at December 31, 2007	23	$30.52
Awarded	55	$18.94
Vested	(13)	$31.20

Restricted stock units at June 30, 2008	65	$20.59

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	As Restated		As Restated
Net loss	$(16,277)	$(7,894)	$(29,130)	$(16,510)

Weighted-average common shares outstanding	24,776	21,672	23,399	21,637
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(43)	(130)	(53)	(148)

Shares used to calculated basic and diluted net loss per share	24,733	21,542	23,346	21,489

Basic and diluted net loss per share	$(0.66)	$(0.37)	$(1.25)	$(0.77)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2008	2007
Stock options outstanding	4,017	2,430
Unvested restricted stock units	65	—
Unvested common shares subject to repurchase	35	114
Proceeds from employee stock purchase plan	32	17
Warrants to purchase common stock	—	59

10. Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	As Restated		As Restated
Net loss	$(16,277)	$(7,894)	$(29,130)	$(16,510)
Other comprehensive income:
Change in unrealized gain/loss on investments	(68)	(21)	(17)	(5)
Foreign currency translation adjustment	(4)	—	—	—

Comprehensive loss	$(16,349)	$(7,915)	$(29,147)	$(16,515)

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

To date, we have incurred net losses in each year since our inception and, as of June 30, 2008, we had an accumulated deficit of $139.0 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.5 million of net proceeds.

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

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Revenues

	Three months ended June 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Revenues	$3,888	$2,434	$1,454	60%

Revenues for the second quarter of 2008 primarily related to the sale of one Sensei system in Europe and four Sensei systems in the United States at an average selling price of approximately $597,000 per unit and the shipment of approximately 280 Artisan catheters at an average selling price of approximately $1,900 per unit. Revenues for the second quarter of 2007 primarily related to the sale of three Sensei systems in Europe and one Sensei system in the United States at an average selling price of approximately $593,000 per unit and the shipment of approximately 25 Artisan catheters at an average selling price of approximately $1,600. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products and face both sales and manufacturing challenges.

Cost of Goods Sold

	Three months ended June 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Cost of goods sold	$4,181	$1,653	$2,528	153%
As a percentage of revenues	107.5%	67.9%

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

Selling, general and administrative expenses increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the following:

•

An increase of $2.3 million in employee-related expenses, including sales commissions and travel expenses, associated with an increase in sales and marketing headcount of 22 and an increase in general and administrative headcount of 6;

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

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Revenues

	Six months ended June 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Revenues	$8,511	$2,434	$6,077	250%

Revenues for the first six months of 2008 primarily related to the sale of two Sensei systems in Europe and nine Sensei systems in the United States at an average selling price of approximately $621,000 per unit and the shipment of approximately 680 Artisan catheters at an average selling price of approximately $1,900 per unit. Revenues for the first six months of 2007 primarily related to the sale of three Sensei systems in Europe and one Sensei system in the United States at an average selling price of $593,000 per unit and the shipment of approximately 25 Artisan catheters at an average selling price of $1,600.

Cost of Goods Sold

	Six months ended June 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Cost of goods sold	$8,718	$1,653	$7,065	427%
As a percentage of revenues	102.4%	67.9%

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

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of June 30, 2008 we had an accumulated deficit of $139.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Cash flow activity for the six months ended June 30, 2008 and 2007 is summarized as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash used in operating activities	$(23,565)	$(14,394)
Cash used in investing activities	(15,104)	(16,464)
Cash provided by (used in) financing activities	39,102	(755)

Net decrease in cash and cash equivalents	$433	$(31,613)

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

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed on August 5, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. In connection with our decision to restate our financial statements, as more fully described in Note 3 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of June 30, 2008 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses since our inception in late 2002. At June 30, 2008, we had an accumulated deficit of $139.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. While we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.5 million in net proceeds to us, in order to fund expected future losses, we may sell additional securities resulting in further dilution to existing stockholders and we may incur additional indebtedness. However, we cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.28	Agreement with W.L. Butler Construction, Inc. dated April 28, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
*	The certifications attached here to as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009	By:	/s/ FREDERIC H. MOLL, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ STEVEN M. VAN DICK
Steven M. Van Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)