Form 10-Q/A
period 2008-09-30
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

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

The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended September 30, 2008 to reflect the restatement of its condensed consolidated financial statements, the notes thereto and related disclosures for the quarter ended September 30, 2008. The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, March 31, 2009 and June 30, 2009 to restate its condensed consolidated financial statements for such periods.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Restated)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,885	$30,404
Short-term investments	19,683	18,148
Accounts receivable, net	10,893	4,003
Inventories	5,093	2,982
Deferred cost of goods sold	1,244	130
Prepaids and other current assets	2,083	1,397

Total current assets	64,881	57,064

Property and equipment, net	18,564	2,672
Restricted cash	105	105
Other assets	174	190

Total assets	$83,724	$60,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,080	$2,956
Accrued liabilities	5,256	4,030
Current portion of deferred revenue	5,934	846
Current portion of long-term debt	1,620	2,101

Total current liabilities	16,890	9,933
Deferred revenue, net of current portion	224	143
Long-term debt, net of current portion	10,856	1,208
Other long-term liabilities	1,117	121

Total liabilities	29,087	11,405

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 25,153,315 shares at September 30, 2008 and 21,961,811 shares at December 31, 2007	3	2
Additional paid-in capital	206,858	158,607
Deferred stock-based compensation	(77)	(167)
Accumulated other comprehensive income (loss)	(287)	57
Accumulated deficit	(151,860)	(109,873)

Total stockholders’ equity	54,637	48,626

Total liabilities and stockholders’ equity	$83,724	$60,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	As Restated		As Restated
Revenues	$9,573	$3,455	$18,084	$5,889
Cost of goods sold	6,222	3,266	14,940	4,919

Gross profit	3,351	189	3,144	970

Operating expenses:
Research and development	7,249	4,463	18,763	13,886
Selling, general and administrative	8,931	6,538	27,015	16,241

Total operating expenses	16,180	11,001	45,778	30,127

Loss from operations	(12,829)	(10,812)	(42,634)	(29,157)
Interest income	317	916	1,155	3,013
Interest and other expense, net	(345)	(115)	(508)	(377)

Net loss	$(12,857)	$(10,011)	$(41,987)	$(26,521)

Basic and diluted net loss per share	$(0.51)	$(0.46)	$(1.76)	$(1.23)

Shares used to compute basic and diluted net loss per share	25,063	21,629	23,909	21,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
	As Restated
Cash flows from operating activities:
Net loss	$(41,987)	$(26,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,653	954
Stock-based compensation	7,607	5,981
Loss on disposal of fixed assets	55	—
Amortization of preferred stock warrants	74	45
Changes in operating assets and liabilities:
Accounts receivable	(7,138)	(2,728)
Inventories	(2,111)	(2,165)
Deferred cost of goods sold	(1,114)	—
Prepaids and other current assets	(737)	(409)
Other long-term assets	—	(162)
Accounts payable	1,124	281
Accrued liabilities	868	2,013
Deferred revenue	5,169	36
Deferred rent	805	(62)
Other long-term liabilities	141	34

Net cash used in operating activities	(35,591)	(22,703)

Cash flows from investing activities:
Purchase of property and equipment	(17,168)	(1,513)
Proceeds from sales and maturities of short-term investments	13,467	4,000
Purchase of short-term investments	(15,080)	(23,309)

Net cash used in investing activities	(18,781)	(20,822)

Cash flows from financing activities:
Proceeds from loans payable	12,476	—
Repayments of loans payable	(3,334)	(1,438)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)
Proceeds from exercise of common stock options, net	142	119
Proceeds from employee stock purchase plan	1,077	929

Net cash provided by (used in) financing activities	49,853	(707)

Net decrease in cash and cash equivalents	(4,519)	(44,232)
Cash and cash equivalents at beginning of period	30,404	88,911

Cash and cash equivalents at end of period	$25,885	$44,679

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$432	$—

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

From inception to September 30, 2008, the Company has incurred losses totaling approximately $151.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue into the foreseeable future as it continues to develop and commercialize its technologies. On April 7, 2008, the Company sold 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds to the Company. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. The Company can continue to draw down on the term equipment line until March 31, 2009. If the available cash, cash equivalents and investment balances and the amounts available under the Company’s revolving credit line are insufficient to satisfy future liquidity requirements, the Company may need to sell additional equity or debt securities or enter into additional credit facilities, and the Company may require additional capital beyond currently forecasted amounts. However, the Company cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future.

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

The restatement of the Company’s financial statements for the three and nine months ended September 30, 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations and the inability of distributors to independently install systems and train end users. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of goods sold	$—	$1,244	$1,244

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$5,570	$(314)	$5,256
Current portion of deferred revenue	$476	$5,458	$5,934
Accumulated deficit	$(147,960)	$(3,900)	$(151,860)

	December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of goods sold	$—	$130	$130

Liabilities and Stockholders’ Equity
Accrued liabilities	$4,083	$(53)	$4,030
Current portion of deferred revenue	$225	$621	$846
Accumulated deficit	$(109,435)	$(438)	$(109,873)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Revenues	$10,864	$(1,291)	$9,573
Cost of goods sold	$6,643	$(421)	$6,222
Gross profit	$4,221	$(870)	$3,351
Net loss	$(11,987)	$(870)	$(12,857)

Basic and diluted net loss per share	$(0.48)	$(0.03)	$(0.51)

	Nine months ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Revenues	$22,921	$(4,837)	$18,084
Cost of goods sold	$16,315	$(1,375)	$14,940
Gross profit	$6,606	$(3,462)	$3,144
Net loss	$(38,525)	$(3,462)	$(41,987)

Basic and diluted net loss per share	$(1.61)	$(0.15)	$(1.76)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(11,987)	$(870)	$(12,857)
Comprehensive loss	$(12,314)	$(870)	$(13,184)

	Nine months ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(38,525)	$(3,462)	$(41,987)
Comprehensive loss	$(38,869)	$(3,462)	$(42,331)

All adjustments relate to the deferral of revenue and the associated cost of goods sold and warranty expenses and the recognition of revenue and the associated expenses related to sales deferred from earlier periods as a result of the restatement. The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the nine months ended September 30, 2008. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

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

	September 30, 2008	December 31, 2007
Contractual maturities:
Less than one year	$18,196	$11,979
One to two years	1,487	6,169

	$19,683	$18,148

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

	Fair Value	Gross Unrealized Losses
U.S government agency securities	$10,956	$(34)
Corporate debt securities	5,213	(26)

	$16,169	$(60)

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

The fair value hierarchy of our cash equivalents and short-term investments at September 30, 2008 in connection with our adoption of SFAS 157 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Total
Money market funds	$2,271	$—	$2,271
U.S. government agency securities	15,982	—	15,982
Corporate debt securities	—	22,718	22,718

	$18,253	$22,718	$40,971

5. Inventories (in thousands)

	September 30, 2008	December 31, 2007
Raw materials	$1,690	$1,704
Work in process	2,387	1,278
Finished goods	1,016	—

Inventories	$5,093	$2,982

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	As Restated		As Restated
Balance at beginning of period	$584	$194	$488	$—
Accruals for warranties issued during the period	694	264	1,419	458
Warranty costs incurred during the period	(340)	(84)	(969)	(84)

Balance at end of period	$938	$374	$938	$374

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$168	$153	$500	$240
Research and development	668	590	2,001	1,876
Selling, general and administrative	1,836	1,768	5,106	3,865

Total	$2,672	$2,511	$7,607	$5,981

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected volatility	49.0%	52.8%	48.0%-51.0%	52.8%-55.0%
Risk-free interest rate	3.3%	4.0%-5.0%	2.8%-3.7%	4.0%-5.0%
Expected term (in years)	5.00	5.00	5.00	5.00-5.47
Expected dividend rate	0%	0%	0%	0%

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected volatility	50.0%-59.0%	56.2%-61.0%	50.0%-61.0%	56.2%-65.0%
Risk-free interest rate	3.1%-3.6%	4.3%-4.6%	2.7%-4.1%	4.3%-5.0%
Expected term (in years)	5.50-8.25	6.25-9.25	5.50-8.75	6.00-9.75
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows (in thousands, except per share data):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2007	2,960	$12.41
Options granted	1,617	$16.94
Options exercised	(93)	$2.24
Options cancelled	(92)	$16.64

Balances, September 30, 2008	4,392	$14.20	6.52	$14,077

Options vested at September 30, 2008	1,379	$9.26	6.45	$8,425

As of September 30, 2008, there was $22,271,000 of unrecognized compensation costs, net of estimated forfeitures, related to unvested stock option awards which are expected to be recognized over a weighted average period of 2.97 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding	Weighted-Average Fair Value When Awarded
Restricted stock units at December 31, 2007	23	$30.52
Awarded	65	$17.90
Vested	(13)	$31.20

Restricted stock units at September 30, 2008	75	$19.46

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	As Restated		As Restated
Net loss	$(12,857)	$(10,011)	$(41,987)	$(26,521)

Weighted-average common shares outstanding	25,091	21,731	23,953	21,675
Weighted-average unvested common shares subject to repurchase	(28)	(102)	(44)	(133)

Shares used to calculated basic and diluted net loss per share	25,063	21,629	23,909	21,542

Basic and diluted net loss per share	$(0.51)	$(0.46)	$(1.76)	$(1.23)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2008	2007
Stock options outstanding	4,392	2,638
Unvested restricted stock units	75	—
Unvested common shares subject to repurchase	22	91

10. Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	As Restated		As Restated
Net loss	$(12,857)	$(10,011)	$(41,987)	$(26,521)
Other comprehensive income (loss):
Change in unrealized gains and losses on receivables	(225)	(14)	(234)	7
Change in unrealized gains and losses on investments	(92)	30	(100)	4
Foreign currency translation adjustment	(10)	—	(10)	—

Comprehensive loss	$(13,184)	$(9,995)	$(42,331)	$(26,510)

11. Income Taxes

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

To date, we have incurred net losses in each year since our inception and, as of September 30, 2008, we had an accumulated deficit of $151.9 million. We expect our losses to continue as we advance our development activities, expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 7, 2008, we sold 3,000,000 shares of our common stock, which resulted in approximately $39.5 million of net proceeds. Additionally, on August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, we had drawn down approximately $12.5 million against the equipment line under this agreement.

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

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Revenues

	Three months ended September 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Revenues	$9,573	$3,455	$6,118	177%

Revenues for the third quarter of 2008 primarily related to the sale of three Sensei systems in Europe and nine Sensei systems in the United States at an average selling price of approximately $728,000 per unit and the shipment of approximately 410 Artisan catheters at an average selling price of approximately $1,800 per unit. Revenues for the third quarter of 2007 primarily related to the sale of one Sensei system in Europe and four Sensei systems in the United States at an average selling price of approximately $638,000 per unit and the shipment of approximately 140 Artisan catheters at an average selling price of approximately $2,000. Average selling prices of Sensei systems for the third quarter of 2008 were positively impacted by sales of Sensei systems with CoHesion modules and the sale of one system with an additional robotic arm. We expect revenues for the remainder of 2008 to increase over 2007 levels but to be difficult to predict as we are still in the early stage of commercializing our products.

Cost of Goods Sold

	Three months ended September 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Cost of goods sold	$6,222	$3,266	$2,956	91%
As a percentage of revenues	65.0%	94.5%

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

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Revenues

	Nine months ended September 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Revenues	$18,084	$5,889	$12,195	207%

Revenues for the first nine months of 2008 primarily related to the sale of five Sensei systems in Europe and 18 Sensei systems in the United States at an average selling price of approximately $677,000 per unit and the shipment of approximately 1,100 Artisan catheters at an average selling price of approximately $1,800 per unit. Revenues for the first nine months of 2007 primarily related to the sale of four Sensei systems in Europe and five Sensei systems in the United States at an average selling price of $618,000 per unit and the shipment of approximately 170 Artisan catheters at an average selling price of $1,900. Average selling prices of Sensei systems for the first nine months of 2008 were positively impacted by sales of Sensei systems with CoHesion modules and the sale of one system with an additional robotic arm.

Cost of Goods Sold

	Nine months ended September 30,		Change
(Dollars in thousands)	2008	2007	$	%
	As Restated		As Restated	As Restated
Cost of goods sold	$14,940	$4,919	$10,021	204%
As a percentage of revenues	82.6%	83.5%

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

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of September 30, 2008 we had an accumulated deficit of $151.9 million. We have financed our operations to date principally through the sale of capital stock, debt financing and interest earned on investments. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2008, we had drawn down approximately $12.5 million against the equipment line under this agreement. Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

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

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, originally filed on November 5, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. In connection with our decision to restate our financial statements, as more fully described in Note 3 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of September 30, 2008 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses since our inception in late 2002. At September 30, 2008, we had an accumulated deficit of $151.9 million. We have funded our operations to date principally from the sale of our securities and through issuance of indebtedness. For example, we sold 3,000,000 shares of our common stock in April 2008, raising approximately $39.5 million in net proceeds to us, in order to fund expected future losses and, in August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a one-year $10 million revolving line of credit and a $15 million term equipment line, of which we had drawn down approximately $12.5 million as of September 30, 2008. While we have recently issued equity and incurred debt, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. However, we cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. We expect to incur substantial additional net losses for at least the next several years as we generally scale up our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our general and administrative expenses to increase as we continue to add the infrastructure necessary to support operating as a public company, develop our intellectual property portfolio and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Not applicable.

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