Form 10-K/A
period 2008-12-31
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The Company is filing this Annual Report on Form 10-K/A (the “Form 10-K/A”) for the year ended December 31, 2008 to reflect the restatement of its consolidated financial statements, the notes thereto and related disclosures for the years ended December 31, 2008 and 2007. The Company is concurrently filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 to restate its condensed consolidated financial statements for such periods.

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors, documentation related to certain revenue transactions was falsified, and there was not an effective control environment in the Company’s sales, clinical and field service departments. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department. The Company is implementing revised controls and procedures designed to prevent a recurrence of the improper recognition of revenue. For more information on these matters, please refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 9A, “Controls and Procedures”.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part II, Items 6, 7, 7A, 8 and 9A. No other items included in the original Form 10-K have been amended, and such items remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K/A contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Item 1A “Risk Factors.” Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We recognized revenue on our first system in May 2007 and, through December 31, 2008, we had shipped and recognized revenue on 43 Sensei systems worldwide, consisting of 32 in the United States and 11 in Europe. Our customers for these systems range from large university medical centers to community hospitals.

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

Our current focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. We are currently evaluating different strategies to address this situation, including seeking FDA clearance for labeling that includes certain ablation procedures, although this may prove prohibitively costly and time-consuming. Without such clearance, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. We believe that our Sensei system will improve a physician’s ability to map the hearts of patients with cardiac arrhythmias – and to perform ablation procedures on such patients in the European Union – because of its ability to provide accurate and stable robotic control of the working tip of catheters and flexible instruments. Based on our experience with previous catheter and catheter-based procedures, the results of the procedures performed with our Sensei system and feedback from the physicians that have used our Sensei system, we believe that our Sensei system offers significant benefits over conventional catheter-based technologies.

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesion™ 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2008, 21 of the 43 systems we have shipped and recognized revenue on are configured with the CoHesion Module.

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

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force Technology™ to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008.

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

CoHesion™ 3D Visualization Module

Our CoHesion 3D Visualization Module, or CoHesion Module, is a software interface between our Sensei system and the St. Jude Medical EnSite™ System for EP procedures. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

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

Elements of our strategy include:

•

Focus on key institutions and thought leaders to encourage adoption of our Sensei system. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of EP procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our Sensei system. Through December 31, 2008, we have shipped and recognized revenue on a total of 43 Sensei systems worldwide, consisting of 32 in the United States and 11 in Europe. The installation sites range from large university medical centers to community hospitals.

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

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we will work together with St. Jude to develop certain mutually agreed-upon products. The first product developed under the joint development agreement is our CoHesion Module, a newly-integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient's heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA approval for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2008, 21 of the 43 systems we have shipped and recognized revenue on are configured with the CoHesion Module.

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

Advanced Cardiac Therapeutics

In 2009, we made an equity investment in Advanced Cardiac Therapeutics, Inc., or ACT, and secured exclusive rights to certain ACT intellectual property for certain robotic applications. ACT, a privately held company located in Laguna Beach, Calif., is developing a novel technology that is designed to accurately measure the temperature in a lesion during cardiac ablation procedures. ACT’s patented Microwave Radiometry System has the potential to be incorporated into standard and irrigated cardiac catheters. A catheter with ACT’s technology would have the potential to assist electrophysiologists by providing real-time feedback about effective energy delivery by the catheter. ACT's technology has not been clinically tested and has not received regulatory approval.

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

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and Artisan catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2008, we owned 18 issued U.S. patents and approximately 100 pending U.S. patent applications, 7 granted foreign patents and approximately 40 pending foreign applications. We also share the rights to approximately 230 issued U.S. patents, approximately 70 pending U.S. patent applications and over 140 pending or granted foreign applications under the cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to our patents pursuant to the cross license agreement. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

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

License Agreement with Mitsubishi Electric Research Laboratories

On March 7, 2003, we entered into a License Agreement with Mitsubishi Electric Research Laboratories, Inc., or Mitsubishi. Pursuant to this agreement, we obtained an exclusive, worldwide license to certain Mitsubishi patents and related know-how for use in the field of therapeutic or diagnostic vascular or endoluminal intervention involving robotics, automation or telemanipulation. In consideration for such license, we issued 9,375 shares of our common stock to Mitsubishi and paid commercialization milestones, and we will continue to owe minimum royalties and royalties on certain future product sales, subject to an annual royalty cap. Under the agreement, we are obligated to use reasonable commercial efforts to commercialize royalty-bearing products. The agreement may be terminated by Mitsubishi in the event of an uncured material breach by us. In addition, we can terminate the agreement for any reason with advanced written notice to Mitsubishi.

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

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.

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

We have experienced substantial net losses since our inception in late 2002. At December 31, 2008, we had an accumulated deficit of $167.7 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

If we or our contract manufacturers fail to comply with the FDA's Quality System Regulations or California Department of Health Services requirements, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

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

ITEM 6. SELECTED FINANCIAL DATA (Restated)

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8.

	2008(1)	2007(1)(2)	2006(1)	2005(3)	2004
	As Restated	As Restated
	(In thousands, except per share data)
Operations:
Revenues	$23,446	$9,464	$—	$—	$—
Loss from operations	(58,413)	(54,040)	(26,683)	(21,664)	(7,294)
Net loss	(57,868)	(50,859)	(26,004)	(21,403)	(7,089)
Basic and diluted net loss per share	(2.39)	(2.35)	(7.09)	(19.14)	(9.15)
Shares used to compute basic and diluted net loss per share	24,232	21,603	3,670	1,118	775

Financial Position:
Cash and cash equivalents	17,377	30,404	88,911	15,561	1,604
Short-term investments	17,846	18,148	989	20,341	13,836
Working capital	35,687	47,131	86,393	33,175	15,364
Total assets	74,134	60,031	92,790	37,641	16,863
Long-term debt	10,025	1,208	3,309	4,917	—
Redeemable convertible preferred stock	—	—	—	61,316	27,700
Accumulated deficit	(167,741)	(109,873)	(59,014)	(33,010)	(11,607)
Stockholders’ equity (deficit)	42,843	48,626	84,772	(32,343)	(11,568)

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2008, 2007 and 2006 include the impact of SFAS 123(R) stock-based compensation charges, which were not present in prior years. Refer to Notes 3 and 11 of our Notes to the Financial Statements.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2005 include the impact of the write-off of acquired in-process research and development related to the acquisition of the assets of endoVia of $4.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K/A are forward-looking statements that involve risks and uncertainties. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Form 10-K/A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this amended annual report on Form 10-K/A, and gives effect to the restatement of our consolidated financial statements as discuss in Note 2 “Restatement of Financial Statements” to the consolidated financial statements.

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2008, we had an accumulated deficit of $167.7 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.

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

In April 2007, we entered into development and marketing agreements with St. Jude Medical, Inc., or St. Jude. Pursuant to these agreements, we have introduced our CoHesion™ 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s Ensite® system. Under the agreements, we are solely responsible for obtaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions.

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

While our significant accounting policies are fully described in Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K/A, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

•

Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. When no further obligations exist subsequent to the shipment of the system, we recognize system revenues upon shipment. However, a large percentage of the sales contracts for our systems include installation and training. As these services are not deemed to be perfunctory, we currently defer all such system revenues until training and installation are completed.

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

Inventories

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

Net Operating Loss Carryforwards

At December 31, 2008, we had federal and California net operating loss carryforwards of approximately $125.0 million and $109.4 million, respectively. At December 31, 2007, we had federal and California net operating loss carryforwards of approximately $84.4 million and $74.7 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized. Based on the weight of the available evidence, we have provided a full valuation allowance against the deferred tax asset for those net operating losses totaling $64.6 million and $42.4 million at December 31, 2008 and 2007, respectively.

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

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenues

	Year Ended December 31,		Change
	2008	2007	$	%
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Revenues	$23,446	$9,464	$13,982	148%

Revenues for 2008 primarily related to the sale of 23 Sensei systems in the United States and 6 Sensei systems in Europe at an average selling price of approximately $677,000 per unit and the sale of approximately 1,600 Artisan catheters at an average selling price of approximately $1,700 per unit. Revenues for 2007 primarily related to the sale of nine Sensei systems in the United States and five Sensei systems in Europe at an average selling price of $624,000 per unit and the sale of approximately 380 Artisan catheters at an average selling price of approximately $1,900. Average selling prices of Sensei systems in 2008 were positively impacted by sales of Sensei systems with CoHesion Modules and the sale of one system with an additional robotic arm. We have experienced significant fluctuations in quarterly revenues, primarily due to our still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008, general economic and capital market conditions. During the fourth quarter of 2008, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect these fluctuations to continue in 2009, even as we plan to experience overall revenue growth as compared to 2008 levels.

Cost of Goods Sold

	Year Ended December 31,		Change
	2008	2007	$	%
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Cost of goods sold	$19,165	$8,955	$10,210	114%
As a percentage of revenues	81.7%	94.6%

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

Other Expense

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Other expense	$(218)	$(9)	$(209)	2322%

Other expense consisted mainly of realized foreign exchange losses in both 2008 and 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Revenues

	Year Ended December 31,		Change
	2007	2006	$	%
	As Restated		As Restated
	(Dollars in thousands)
Revenues	$9,464	$—	$9,464	N/A

In the second quarter of 2007, we received FDA clearance for commercialization of our Sensei system and Artisan catheter in the United States. This was followed by receipt of CE Mark approval in the European Union, enabling us to begin marketing our products in Europe for use during electrophysiology procedures. As a result, we recorded our initial product revenues in the second quarter of 2007. In 2007, our revenues related to the sale of five Sensei systems to Europe and nine Sensei systems to the United States at an average selling price of $624,000 per unit. Revenues also include the sales of disposable products for use with the Sensei system.

Cost of Goods Sold

	Year Ended December 31,		Change
	2007	2006	$	%
	As Restated		As Restated	As Restated
	(Dollars in thousands)
Cost of goods sold	$8,955	$—	$8,955	N/A
As a percentage of revenues	94.6%	N/A

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

Historical Financing Activities

We have incurred losses since our inception in September 2002 and, as of December 31, 2008 we had an accumulated deficit of $167.7 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds.

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

In the event we were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank's lien in the collateral or in the value of such collateral, (2) a material adverse change in our business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of our obligations, we would seek to obtain a waiver from Silicon Valley Bank. If we were unable to obtain a waiver, we would be in default under the loan and security agreement, which would preclude us from accessing any available borrowings under the loan and security agreement. This would also entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement.

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

Recent Accounting Pronouncements

There are a number of new accounting pronouncements and interpretations that will impact our financial statements and disclosures (see Note 3 to our consolidated financial statements under the caption “Recent Accounting Pronouncements”.) We do not expect that any of those pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Restated)

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

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2008, sales denominated in foreign currencies were approximately 25% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $587,000 in revenues for 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and consolidated statements of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the control environment and revenue recognition process existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment and revenue recognition process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2008 and 2007 consolidated financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2009, except for the restatement described in Note 2 to the consolidated financial statements and the matters described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting as to which the date is November 16, 2009.

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,377	$30,404
Short-term investments	17,846	18,148
Accounts receivable, net of allowance of $— and $26 at December 31, 2008 and 2007, respectively	9,506	4,003
Inventories	6,426	2,982
Deferred cost of goods sold	2,364	130
Prepaids and other current assets	2,136	1,397

Total current assets	55,655	57,064

Property and equipment, net	18,195	2,672
Restricted cash	110	105
Other assets	174	190

Total assets	$74,134	$60,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,089	$2,956
Accrued liabilities	5,634	4,030
Current portion of deferred revenue	8,794	846
Current portion of long-term debt	2,451	2,101

Total current liabilities	19,968	9,933

Deferred rent, net of current portion	860	13
Deferred revenue, net of current portion	189	143
Long-term debt, net of current portion	10,025	1,208
Other long-term liabilities	249	108

Total liabilities	31,291	11,405

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000,000 shares Issued and outstanding: 25,273,623 and 21,961,811 shares at December 31, 2008 and 2007, respectively	3	2
Additional paid-in capital	210,548	158,607
Deferred stock-based compensation	(44)	(167)
Accumulated other comprehensive income	77	57
Accumulated deficit	(167,741)	(109,873)

Total stockholders’ equity	42,843	48,626

Total liabilities and stockholders’ equity	$74,134	$60,031

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
	As Restated	As Restated
Revenues	$23,446	$9,464	$—
Cost of goods sold	19,165	8,955	—

Gross profit	4,281	509	—

Operating expenses:
Research and development	25,582	19,020	16,561
Selling, general and administrative	37,112	24,179	10,122
Acquired in-process research and development	—	11,350	—

Total operating expenses	62,694	54,549	26,683

Loss from operations	(58,413)	(54,040)	(26,683)
Interest income	1,393	3,672	1,631
Interest expense	(630)	(482)	(647)
Other expense, net	(218)	(9)	(305)

Net loss	$(57,868)	$(50,859)	$(26,004)

Basic and diluted net loss per share	$(2.39)	$(2.35)	$(7.09)

Shares used to compute basic and diluted net loss per share	24,232	21,603	3,670

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock- based Employee Compen- sation	Accumu- lated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2005	12,354,742	$61,316	1,595,388	$—	$2,852	$(2,170)	$(15)	$(33,010)	$(32,343)
Vesting of restricted common stock	—	—	—	—	175	—	—	—	175
Reclassification of amounts due to shareholders for fractional shares upon reverse stock split	—	—	—	—	(1)	—	—	—	(1)
Exercise of stock options	—	—	367,933	—	153	—	—	—	153
Issuance of common stock in initial public offering (“IPO”), net of discounts, commissions and issuance costs of $7,997	—	—	7,187,500	1	78,252	—	—	—	78,253
Conversion of preferred stock to common stock in connection with the IPO	(12,354,742)	(61,316)	12,354,742	1	61,315	—	—	—	61,316
Reclassification of liability for Series B preferred stock warrants upon IPO	—	—	—	—	549	—	—	—	549
Amortization of deferred stock-based employee compensation	—	—	—	—	—	600	—	—	600
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(1,224)	1,224	—	—	—
Nonemployee stock-based compensation	—	—	—	—	414	—	—	—	414
Employee share-based compensation expense, net of cancellations	—	—	—	—	1,645	—	—	—	1,645
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,004)	(26,004)
Change in unrealized loss on investments	—	—	—	—	—	—	15	—	15

Total comprehensive loss									(25,989)

Balances, December 31, 2006	—	—	21,505,563	2	144,130	(346)	—	(59,014)	84,772
Exercise of stock options	—	—	199,564	—	367	—	—	—	367
Issuance of common stock pursuant to the employee stock purchase plan	—	—	74,345	—	929	—	—	—	929
Net exercise of warrants to purchase common stock	—	—	42,291	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of AorTx, Inc.	—	—	140,048	—	5,224	—	—	—	5,224
Change in estimated IPO costs	—	—	—	—	127	—	—	—	127
Amortization of deferred stock-based employee compensation	—	—	—	—	—	118	—	—	118
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(61)	61	—	—	—
Nonemployee stock-based compensation	—	—	—	—	1,637	—	—	—	1,637
Employee share-based compensation expense, net of cancellations	—	—	—	—	6,254	—	—	—	6,254
Comprehensive loss:
Net loss, as restated	—	—	—	—	—	—	—	(50,859)	(50,859)
Change in unrealized loss on investments	—	—	—	—	—	—	41	—	41
Translation adjustment	—	—	—	—	—	—	16	—	16

Total comprehensive loss, as restated									(50,802)

Balances, December 31, 2007, as restated	—	—	21,961,811	2	158,607	(167)	57	(109,873)	48,626
Exercise of stock options	—	—	219,872	—	281	—	—	—	281
Issuance of common stock pursuant to the employee stock purchase plan	—	—	91,940	—	1,077	—	—	—	1,077
Issuance of common stock pursuant to secondary public offering	—	—	3,000,000	1	39,491	—	—	—	39,492
Amortization of deferred stock-based employee compensation	—	—	—	—	—	104	—	—	104
Reversal of deferred stock-based compensation due to cancellations	—	—	—	—	(19)	19	—	—	—
Non-employee stock-based compensation	—	—	—	—	63	—	—	—	63
Employee share-based compensation expense, net of cancellations	—	—	—	—	11,048	—	—	—	11,048
Comprehensive loss:
Net loss, as restated	—	—	—	—	—	—	—	(57,868)	(57,868)
Change in unrealized loss on investments	—	—	—	—	—	—	92	—	92
Translation adjustment	—	—	—	—	—	—	(72)	—	(72)

Total comprehensive loss, as restated									(57,848)

Balances, December 31, 2008, as restated	—	$—	25,273,623	$3	$210,548	$(44)	$77	$(167,741)	$42,843

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
	As Restated	As Restated
Cash flows from operating activities
Net loss	$(57,868)	$(50,859)	$(26,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	11,350	—
Depreciation and amortization	2,822	1,337	851
Stock-based compensation	11,215	8,010	2,659
Loss on disposal of fixed assets	99	—	—
Amortization of preferred stock warrants	74	58	62
Provision for doubtful accounts	(26)	26	—
Change in carrying value of warrant liability	—	—	305
Common stock issued and vested for intellectual property and license agreement	—	—	175
Changes in operating assets and liabilities:
Accounts receivable	(5,477)	(4,009)	—
Inventories	(3,444)	(2,692)	(290)
Deferred cost of goods sold	(2,234)	(130)
Prepaids and other current assets	(837)	(725)	(154)
Other long-term assets	—	(161)	—
Accounts payable	125	1,153	118
Accrued liabilities	1,550	2,573	334
Deferred revenue	7,994	989	—
Deferred rent	795	(74)	(71)
Other long-term liabilities	(39)	46	45

Net cash used in operating activities	(45,251)	(33,108)	(21,970)

Cash flows from investing activities
Purchase of property and equipment, net	(18,117)	(2,264)	(1,581)
Payment for purchase of AorTx, Inc., net of cash acquired	—	(5,089)	—
Proceeds from sales and maturities of short-term investments	15,467	12,100	21,856
Purchase of short-term investments	(15,080)	(29,112)	(2,489)
Restricted cash	(5)	(15)	(10)

Net cash provided by (used in) investing activities	(17,735)	(24,380)	17,776

Cash flows from financing activities
Proceeds from loans payable	12,476	—	380
Repayments of loans payable	(3,334)	(1,939)	(1,727)
Proceeds from issuance of common stock, net of issuance costs	39,492	(317)	78,695
Proceeds from exercise of common stock options	250	321	211
Proceeds from employee stock purchase plan	1,077	929	—
Repurchase of unvested shares	(2)	(13)	(15)

Net cash provided by (used in) financing activities	49,959	(1,019)	77,544

Net increase (decrease) in cash and cash equivalents	(13,027)	(58,507)	73,350
Cash and cash equivalents at beginning of year	30,404	88,911	15,561

Cash and cash equivalents at end of year	$17,377	$30,404	$88,911

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$555	$438	$540
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for purchase of AorTx, Inc.	—	5,224	—
Net exercise of warrants to purchase common stock	—	549	—
Conversion of preferred stock to common stock	—	—	61,316
Reclassification of preferred warrants to common warrants	—	—	549
Deferred stock-based compensation, net of cancellations	(19)	(61)	(1,224)

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of December 31, 2008, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. The Company can continue to draw down on the term equipment line until March 31, 2009. See Note 8.

From inception to December 31, 2008, the Company has incurred losses totaling approximately $167.7 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. If operating cash flows during 2009 are significantly lower than current expectations, the Company may require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to the amounts available under the Company’s term equipment line and revolving credit line and amounts received through the sale of products. In any event, the Company will require additional capital by the first half of 2010 and, at any time prior to that may seek to sell additional equity or debt securities or enter into additional credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2009 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant. The Company believes that it will be able to maintain compliance with the covenants and ratios in the loan and security agreement, including the liquidity covenants, for a period of at least the next four quarters from December 31, 2008.

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

The restatement of the Company’s financial statements for the years ended December 31, 2008 and 2007 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations, the inability of distributors to independently install systems and train end users and undisclosed side arrangements. The following table presents the impact of the restatement adjustments on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007:

	December 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of sales	$248	$2,116	$2,364

Liabilities and Stockholders’ Equity
Accrued liabilities	$6,064	$(430)	$5,634
Current portion of deferred revenue	$1,386	$7,408	$8,794
Accumulated deficit	$(162,879)	$(4,862)	$(167,741)

	December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of sales	$—	$130	$130

Liabilities and Stockholders’ Equity
Accrued liabilities	$4,083	$(53)	$4,030
Current portion of deferred revenue	$225	$621	$846
Accumulated deficit	$(109,435)	$(438)	$(109,873)

The following table presents the impact of the restatement adjustments on the Company's Consolidated Statements of Operations for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$30,233	$(6,787)	$23,446
Cost of goods sold	$21,528	$(2,363)	$19,165
Gross profit	$8,705	$(4,424)	$4,281

Net loss	$(53,444)	$(4,424)	$(57,868)

Basic and diluted net loss per share	$(2.21)	$(0.18)	$(2.39)

	Year ended December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$10,085	$(621)	$9,464
Cost of goods sold	$9,138	$(183)	$8,955
Gross profit	$947	$(438)	$509

Net loss	$(50,421)	$(438)	$(50,859)

Basic and diluted net loss per share	$(2.33)	$(0.02)	$(2.35)

The following table presents the impact of the restatement adjustments on the Company's Consolidated Statements of Comprehensive Income, for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(53,444)	$(4,424)	$(57,868)
Comprehensive loss	$(53,424)	$(4,424)	$(57,848)

	Year ended December 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Net loss	$(50,421)	$(438)	$(50,859)
Comprehensive loss	$(50,364)	$(438)	$(50,802)

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

3. Summary of Significant Accounting Policies

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

The Company had two customers who constituted 14% and 13%, respectively, of the Company’s net accounts receivable at December 31, 2008. The Company had five customers who constituted 31%, 17%, 17%, 16% and 16%, respectively, of the Company’s net accounts receivable at December 31, 2007. One customer accounted for 10% of revenues in 2008. Two customers accounted for 14% and 13%, respectively, of revenues in 2007. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2008, the Company has not experienced any significant losses on its accounts receivable.

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

•

Systems. Typically, ownership of the Sensei system passes to customers upon shipment. When no further obligations exist subsequent to the shipment of the system, system revenues are recognized upon shipment. However, a large percentage of the sales contracts for systems include installation and training. As these services are not deemed to be perfunctory, we currently defer all such system revenues until training and installation are completed.

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

Inventories

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. Costs associated with products where the Company has deferred the related revenue are reflected as deferred cost of goods sold on the accompanying balance sheets.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements only if that position will more likely than not be sustained by the appropriate taxing authority. The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded unrecognized tax benefits of $401,000 as an adjustment to the deferred tax accounts with an offsetting adjustment to the valuation allowance.

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

4. Investments and Fair Value Measurements

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

The fair value hierarchy of our cash equivalents and short-term investments at December 31, 2008 is as follows (in thousands):

	Fair Value Measurements Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$7,486	$—	$7,486
U.S. government agency securities	11,100	—	11,100
Corporate debt securities	—	11,842	11,842

	$18,586	$11,842	$30,428

5. Balance Sheet Components

Inventories (in thousands)

	December 31,
	2008	2007
Raw materials	$1,984	$1,704
Work in process	2,980	1,278
Finished goods	1,462	—

Inventories	$6,426	$2,982

Property and equipment, net (in thousands)

	December 31,
	2008	2007
Furniture and leasehold improvements	$11,149	$553
Laboratory equipment	8,717	3,042
Computer equipment and software	3,384	1,754

	23,250	5,349
Less: Accumulated depreciation and amortization	(5,055)	(2,677)

Property and equipment, net	$18,195	$2,672

Accrued liabilities (in thousands)

	December 31,
	2008	2007
	As Restated	As Restated
Accrued salaries, commission, bonus and benefits	$1,705	$1,844
Accrued warranty costs	881	488
Accrued legal and other professional fees	779	260
Accrued royalties	262	452
Accrued other expenses	2,007	986

Total	$5,634	$4,030

6. Asset Purchase

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

7. Commitments and Contingencies

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

	Years Ended December 31,
	2008	2007
	As Restated	As Restated
Balance at beginning of period	$488	$—
Accruals for warranties issued during the period	1,734	763
Warranty costs incurred during the period	(1,341)	(275)

Balance at end of period	$881	$488

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

8. Long-term Debt

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

9. Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2008, 2007 and 2006.

10. Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2008 and 2007, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

11. Stockholders’ Equity

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2008, 864,000 shares were available for grant under the 2006 Plan.

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

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2008 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$2.64	789,641	6.22	584,797	$1.92	5.99
$7.75-$12.69	1,594,255	7.14	395,648	$7.91	7.67
$15.25-$20.25	1,618,214	5.80	545,787	$18.60	5.57
$24.60-$31.20	200,400	5.75	63,349	$27.09	5.75

	4,202,510	6.39	1,589,581	$10.14	6.25

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at December 31, 2007	23	$30.52
Awarded	105	$14.03
Vested	(88)	$18.97

Balance at December 31, 2008	40	$12.50

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

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	48%-53%	49%-55%	56%-69%
Risk-free interest rate	1.3%-3.7%	3.3%-5.0%	4.5%-5.1%
Expected term (in years)	5.00	5.00-5.47	5.00-5.75
Expected dividend rate	0%	0%	0%

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

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2008, 2007 and 2006 was $63,000, $1,637,000 and $414,000, respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	50%-65%	52%-65%	68%-71%
Risk-free interest rate	1.6%-4.1%	3.6%-5.0%	4.5%-5.1%
Expected term (in years)	5.25-8.75	6.00-9.75	6.25-10.00
Expected dividend rate	0%	0%	0%

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2008	2007
Expected volatility	50%-110%	32%-53%
Risk-free interest rate	0.3%-3.5%	3.5%-5.2%
Expected term (in years)	0.50	0.03-0.50
Expected dividend rate	0%	0%

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

12. Income Taxes

At December 31, 2008, the Company has federal and California net operating loss carryforwards of approximately $125,042,000 and $109,424,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized.

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
	As Restated	As Restated
Net operating loss carryforwards	$48,898	$33,043
Research and development credits	5,044	4,272
Fixed assets	591	301
Stock-based compensation	3,722	1,654
Accruals and reserves	4,328	928
Intangibles	1,967	2,214

	64,550	42,412
Less: Valuation allowance	(64,550)	(42,412)

Net deferred tax asset	$—	$—

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $22,138,000, $17,461,000 and $10,669,000 during the years ended December 31, 2008, 2007 and 2006, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2008	2007	2006
	As Restated	As Restated
Domestic	$(58,004)	$(50,911)	$(26,004)
Foreign	136	52	—

Pre-tax loss	$(57,868)	$(50,859)	$(26,004)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2008	2007	2006
	As Restated	As Restated
Federal tax provision (benefit) at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	2%	10%	4%
State tax provision (benefit), net of federal impact	(5)%	(4)%	(6)%
Change in deferred tax asset valuation allowance	38%	30%	41%
General business credits	(1)%	(2)%	(5)%

Effective tax rate	—%	—%	—%

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

13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
	As Restated	As Restated
Net loss	$(57,868)	$(50,859)	$(26,004)

Weighted-average common shares outstanding	24,269	21,722	3,921
Weighted-average unvested common shares subject to repurchase	(37)	(119)	(251)

Shares used to calculated basic and diluted net loss per share	24,232	21,603	3,670

Basic and diluted net loss per share	$(2.39)	$(2.35)	$(7.09)

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

14. Segment Information

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Germany	Czech Republic	Other	Total
2008:
Revenues, as restated	$17,544	$2,162	$536	$3,204	$23,446
Long-lived assets	18,479	—	—	—	18,479
2007:
Revenues, as restated	$5,925	$1,601	$1,296	$642	$9,464
Long-lived assets	2,967	—	—	—	2,967

15. Quarterly Data (unaudited)

The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and gives effect to the restatement of our 2008 and 2007 consolidated financial statements discussed in Note 2 “Restatement of Financial Statements” to our consolidated financial statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2008. In management’s opinion, while it has not been audited, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations for each quarter presented (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated	As Restated
2008:
Revenues	$4,623	$3,888	$9,573	$5,362
Gross profit (loss)	86	(293)	3,351	1,137
Net loss	(12,853)	(16,277)	(12,857)	(15,881)
Basic and diluted net loss per share	(0.59)	(0.66)	(0.51)	(0.63)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				As Restated
2007:
Revenues	$—	$2,434	$3,455	$3,575
Gross profit (loss)	—	781	189	(461)
Net loss	(8,616)	(7,894)	(10,011)	(24,338	)(1)
Basic and diluted net loss per share	(0.40)	(0.37)	(0.46)	(1.12	)(1)

(1)	Net loss and basic and diluted net loss per share for the fourth quarter of 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES (Restated)

Restatement of Previously Issued Financial Statements

We previously announced our intention to restate our consolidated financial statements for the years ended December 31, 2007 and 2008, for each of the quarters of the year ended December 31, 2008, and for the first two quarters of the year ending December 31, 2009 as a result of the improper recognition of revenue with regard to sales of Sensei Robotic Catheter Systems.

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors, documentation related to certain revenue transactions was falsified, and there was not an effective control environment in our sales, clinical and field service departments. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department.

As a result of management’s review of the issues raised by the investigation and its other internal reviews, we have identified several deficiencies in our internal control over financial reporting, including our control environment and revenue recognition process, which are discussed more fully below. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which led to the restatement described above. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

Evaluation of Disclosure Controls and Procedures (Restated)

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

In our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 16, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008. In connection with our decision to restate our financial statements, as more fully described in Note 2 to the financial statements of this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding the material weaknesses described below, we concluded that the annual financial statements included in this Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, the Company did not maintain effective controls over its control environment and revenue recognition process. Specifically:

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

This control deficiency led to errors and irregularities that in turn resulted in errors in the preparation of our financial statements. This control deficiency also contributed to the existence of the control deficiency described in item 2 below.

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

•

Accounting personnel were not provided the necessary information to determine the financial reporting consequences of certain revenue transactions. Specifically, this led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users and undisclosed side arrangements.

These control deficiencies resulted in material errors and the restatement of our annual statements for 2007, annual and interim financial statements for 2008 and interim financial statements for the first and second quarters of 2009, impacting revenue, cost of goods sold, accounts receivable, inventory, deferred cost of goods sold, and deferred revenue accounts. Additionally, these control deficiencies could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2008, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2008. In connection with the restatement of our financial statements, as more fully described in Note 2 to the financial statements of this Form 10-K/A, management has subsequently concluded that the material weaknesses described above existed as of December 31, 2008. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control – Integrated Framework issued by the COSO. Accordingly, management has restated its report in internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page 75 of this annual report on Form 10-K/A.

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Management’s Annual Report on Internal Control Over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Control Environment and Organizational Structure    Our plan is to create and communicate an effective culture and tone throughout the Company’s commercial operations organization in the following ways:

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

Revenue Recognition Process    We will enhance our internal controls related to the revenue recognition process and training in the following ways:

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2008 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 104 through 106 of this report is incorporated herein by reference.

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

Signature	Title	Date

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	November 16, 2009

/s/ STEVEN M. VAN DICK Steven M. Van Dick	Chief Financial Officer (Principal Accounting and Financial Officer)	November 16, 2009

/s/ KEVIN HYKES Kevin Hykes	Director	November 16, 2009

/s/ JOHN G. FREUND, M.D. John G. Freund, M.D.	Director	November 16, 2009

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	November 16, 2009

/s/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	November 16, 2009

/s/ JOSEPH M. MANDATO Joseph M. Mandato	Director	November 16, 2009

/s/ JAMES M. SHAPIRO James M. Shapiro	Director	November 16, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization, dated November 1, 2007, by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

4.3(1)	Registration Rights Agreement, dated November 15, 2007, by and among the Registrant and the Investors listed therein

10.1(4)+	Form of Indemnification Agreement for Directors and Executive Officers.

10.2(4)+	2002 Stock Plan.

10.3(4)+	2006 Equity Incentive Plan.

10.4.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.4.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.

10.5(4)+	2006 Employee Stock Purchase Plan.

10.6(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.7(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated as of October 21, 2002.

10.8(4)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated as of November 22, 2005.

10.9(4)+	Offer Letter, by and between the Registrant and Robert G. Younge, dated as of October 21, 2002.

10.10(4)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and Robert G. Younge, dated as of October 11, 2005.

10.11(4)+	Form of Vesting Acceleration and Severance Agreement.

10.12(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.13(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.14(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated as of March 7, 2003.

10.15(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.16(4)+	Non-Employee Director Compensation Arrangements.

10.17(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated as of November 10, 2004.

10.18(4)+	Offer Letter, by and between the Registrant and Gary C. Restani, effective October 28, 2006.

10.19(4)+	Separation Agreement, by and between the Registrant and James R. Feenstra, dated November 1, 2006.

10.20(3)	2007 Executive Compensation Information.

10.21(5)*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

10.22(5)*	Co-Marketing Agreement between the Registrant and St. Jude Medical, dated April 30, 2007.

Exhibit Number	Description of Document
10.23(6)	Lease between the Registrant and MTV Research, LLC.

10.24(7)**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.25(7)+	Offer Letter, by and between the Registrant and David M. Shaw, effective December 3, 2007.

10.26(7)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and David M. Shaw, dated as of February 21, 2008.

10.27(7)+	Restricted Stock Unit Agreement by and between the Registrant and David M. Shaw, dated February 21, 2008.

10.28(8)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.29(9)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.30(10)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.31(11)+	Offer letter, by and between the Registrant and Christopher Sells, dated as of April 3, 2008.

10.32+	Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated October 28, 2008.

10.33+	Retention Agreement by and between the Registrant and Gary C. Restani, dated October 28, 2008.

10.34+	Retention Agreement by and between the Registrant and Steven M. Van Dick, dated October 28, 2008.

10.35+	Retention Agreement by and between the Registrant and David M. Shaw, dated October 28, 2008.

10.36+	Retention Agreement by and between the Registrant and Robert Younge, dated October 28, 2008.

10.37+	Retention Agreement by and between the Registrant and Christopher Sells, dated October 28, 2008.

10.38+	Separation Agreement by and between the Registrant and David M. Shaw, dated November 26, 2008 and related Side Letter by and between the Registrant and David M. Shaw, dated November 2, 2008 and Amendment to the Side Letter, dated November 26, 2008.

10.39+	Separation Agreement by and between the Registrant and Gary C. Restani, dated February 19, 2009.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Public Registered Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on February 28, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2008, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.
***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K/A are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.