Form 10-Q/A
period 2009-03-31
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

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

The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended March 31, 2009 to reflect the restatement of its condensed consolidated financial statements, the notes thereto and related disclosures for the quarter ended March 31, 2009. The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and June 30, 2009 to restate its condensed consolidated financial statements for such periods.

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

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$15,671	$17,377
Short-term investments	13,584	17,846
Accounts receivable, net	6,749	9,506
Inventories	5,733	6,426
Deferred cost of goods sold	2,105	2,364
Prepaids and other current assets	1,894	2,136

Total current assets	45,736	55,655

Property and equipment, net	17,310	18,195
Restricted cash	110	110
Other assets	179	174

Total assets	$63,335	$74,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,574	$3,089
Accrued liabilities	6,570	5,634
Current portion of deferred revenue	7,828	8,794
Current portion of long-term debt	3,290	2,451

Total current liabilities	21,262	19,968

Deferred revenue, net of current portion	153	189
Long-term debt, net of current portion	9,186	10,025
Other long-term liabilities	1,104	1,109

Total liabilities	31,705	31,291

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000,000 shares Issued and outstanding: 25,520,663 and 25,273,623 shares at March 31, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	213,526	210,548
Deferred stock-based compensation	(26)	(44)
Accumulated other comprehensive income	1	77
Accumulated deficit	(181,874)	(167,741)

Total stockholders’ equity	31,630	42,843

Total liabilities and stockholders’ equity	$63,335	$74,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
Revenues	$7,455	$4,623
Cost of goods sold	5,381	4,537

Gross profit	2,074	86

Operating expenses:
Research and development	5,651	5,214
Selling, general and administrative	10,111	8,077

Total operating expenses	15,762	13,291

Loss from operations	(13,688)	(13,205)
Interest income	130	408
Interest and other expense, net	(575)	(56)

Net loss	$(14,133)	$(12,853)

Basic and diluted net loss per share	$(0.56)	$(0.59)

Shares used to compute basic and diluted net loss per share	25,344	21,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(14,133)	$(12,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	349
Stock-based compensation	2,624	2,023
Amortization of preferred stock warrants	—	14
Changes in operating assets and liabilities:
Accounts receivable	2,757	(2,784)
Inventories	693	(384)
Deferred cost of goods sold	259	(439)
Prepaids and other current assets	252	(415)
Other long-term assets	—	(217)
Accounts payable	493	(807)
Accrued liabilities	919	278
Deferred revenue	(1,002)	1,596
Deferred rent	(8)	14
Other long-term liabilities	48	11

Net cash used in operating activities	(5,991)	(13,614)

Cash flows from investing activities:
Purchase of property and equipment	(255)	(2,340)
Proceeds from sales and maturities of short-term investments	6,175	4,000
Purchase of investments	(2,004)	—

Net cash provided by investing activities	3,916	1,660

Cash flows from financing activities:
Repayments of loans payable	—	(513)
Proceeds from exercise of common stock options, net	69	59
Proceeds from employee stock purchase plan	300	604

Net cash provided by financing activities	369	150

Net decrease in cash and cash equivalents	(1,706)	(11,804)
Cash and cash equivalents at beginning of period	17,377	30,404

Cash and cash equivalents at end of period	$15,671	$18,600

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$—	$1,920

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

From inception to March 31, 2009, the Company has incurred losses totaling approximately $181.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

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

The restatement of the Company’s financial statements for the three months ended March 31, 2009 and 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations and the inability of distributors to independently install systems and train end users. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Assets
Deferred cost of goods sold	$—	$2,105	$2,105

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$6,870	$(300)	$6,570
Current portion of deferred revenue	$752	$7,076	$7,828
Accumulated deficit	$(177,203)	$(4,671)	$(181,874)

	December 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Assets
Deferred cost of goods sold	$248	$2,116	$2,364

Liabilities and Stockholders’ Equity
Accrued liabilities	$6,064	$(430)	$5,634
Current portion of deferred revenue	$1,386	$7,408	$8,794
Accumulated deficit	$(162,879)	$(4,862)	$(167,741)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$7,123	$332	$7,455
Cost of goods sold	$5,240	$141	$5,381
Gross profit	$1,883	$191	$2,074
Net loss	$(14,324)	$191	$(14,133)
Basic and diluted net loss per share	$(0.57)	$0.01	$(0.56)

	Three months ended March 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$6,244	$(1,621)	$4,623
Cost of goods sold	$4,937	$(400)	$4,537
Gross profit	$1,307	$(1,221)	$86
Net loss	$(11,632)	$(1,221)	$(12,853)
Basic and diluted net loss per share	$(0.53)	$(0.06)	$(0.59)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	As Previously Reported	Effect of Restatement	Restated
Net loss	$(14,324)	$191	$(14,133)
Comprehensive loss	$(14,400)	$191	$(14,209)

	Three Months Ended March 31, 2008
	As Previously Reported	Effect of Restatement	Restated
Net loss	$(11,632)	$(1,221)	$(12,853)
Comprehensive loss	$(11,577)	$(1,221)	$(12,798)

All adjustments relate to the deferral of revenue and the associated cost of goods sold and warranty expenses and the recognition of revenue and the associated expenses related to sales deferred from earlier periods as a result of the restatement. The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the quarterly periods ended March 31, 2009 and 2008. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

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

The fair value hierarchy of our cash equivalents and short-term investments at March 31, 2009 is as follows (in thousands):

	Fair Value Measurements Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$11,933	$—	$11,933
U.S. government agency securities	10,045	—	10,045
Corporate debt securities	—	3,539	3,539

	$21,978	$3,539	$25,517

5. Inventories (in thousands)

	March 31, 2009	December 31, 2008
	As Restated
Raw materials	$1,983	$1,984
Work in process	2,784	2,980
Finished goods	966	1,462

Inventories	$5,733	$6,426

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

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
Balance at beginning of period	$881	$488
Accruals for warranties issued during the period	387	318

Warranty costs incurred during the period	(428)	(216)

Balance at end of period	$840	$590

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

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
Net loss	$(14,133)	$(12,853)

Weighted-average common shares outstanding	25,350	21,877
Weighted-average unvested common shares subject to repurchase	(6)	(71)

Shares used to calculated basic and diluted net loss per share	25,344	21,806

Basic and diluted net loss per share	$(0.56)	$(0.59)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2009	2008
Stock options outstanding	4,334	3,381
Unvested restricted stock units	35	15
Unvested common shares subject to repurchase	4	53

11. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
Net loss	$(14,133)	$(12,853)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	(70)	51
Foreign currency translation adjustment	(6)	4

Comprehensive loss	$(14,209)	$(12,798)

12. Subsequent Events

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

To date, we have incurred net losses in each year since our inception and, as of March 31, 2009, we had an accumulated deficit of $181.9 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2009.

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

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Revenues

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Revenues	$7,455	$4,623	$2,832	61%

Revenues primarily related to the following:

	Three months ended March 31,
	2009	2008
	As Restated	As Restated
United States Sensei system units	8	5
International Sensei system units	2	1

Total Sensei system units	10	6

Sensei system average selling price (in thousands)	$610	$641

Artisan catheter units	631	401

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the first quarter of 2009 were negatively impacted by the sale of two international systems, which tend to generate lower average selling prices and by general economic and capital market conditions. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first quarter of 2009, general economic and capital market conditions. During the fourth quarter of 2008 and into the first quarter of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect these fluctuations to continue throughout 2009, even as we plan to experience overall revenue growth as compared to 2008 levels.

Cost of Goods Sold

	Three months ended March 31,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Cost of goods sold	$5,381	$4,537	$844	19%
As a percentage of revenues	72.2%	98.1%

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

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of March 31, 2009 we had an accumulated deficit of $181.9 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

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

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the quarter ended March 31, 2009, sales denominated in foreign currencies were approximately 13% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $95,000 in revenues for the first quarter of 2009.

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 8, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. In connection with our decision to restate our financial statements, as more fully described in Note 3 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses since our inception in late 2002. At March 31, 2009, we had an accumulated deficit of $181.9 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.40	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.41	Letter from Thomas C. McConnell, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.42	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.43	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

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