Form 10-Q/A
period 2009-06-30
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

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

The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended June 30, 2009 to reflect the restatement of its condensed consolidated financial statements, the notes thereto and related disclosures for the quarter ended June 30, 2009. The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and March 31, 2009 to restate its condensed consolidated financial statements for such periods.

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

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Restated)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$19,944	$17,377
Short-term investments	31,441	17,846
Accounts receivable, net	4,340	9,506
Inventories	6,631	6,426
Deferred cost of goods sold	2,710	2,364
Prepaids and other current assets	1,517	2,136

Total current assets	66,583	55,655

Property and equipment, net	15,428	18,195
Restricted cash	60	110
Other assets	179	174

Total assets	$82,250	$74,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,795	$3,089
Accrued liabilities	4,298	5,634
Current portion of deferred revenue	8,934	8,794
Current portion of long-term debt	3,565	2,451

Total current liabilities	18,592	19,968

Deferred revenue, net of current portion	118	189
Long-term debt, net of current portion	8,021	10,025
Other long-term liabilities	1,097	1,109

Total liabilities	27,828	31,291

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 37,415,862 and 25,273,623 shares at June 30, 2009 and December 31, 2008, respectively	4	3
Additional paid-in capital	250,988	210,548
Deferred stock-based compensation	(10)	(44)
Accumulated other comprehensive income (loss)	(1)	77
Accumulated deficit	(196,559)	(167,741)

Total stockholders’ equity	54,422	42,843

Total liabilities and stockholders’ equity	$82,250	$74,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated	As Restated	As Restated	As Restated
Revenues	$2,949	$3,888	$10,404	$8,511
Cost of goods sold	2,664	4,181	8,045	8,718

Gross profit (loss)	285	(293)	2,359	(207)

Operating expenses:
Research and development	4,951	6,300	10,602	11,514
Selling, general and administrative	9,904	10,007	20,015	18,084

Total operating expenses	14,855	16,307	30,617	29,598

Loss from operations	(14,570)	(16,600)	(28,258)	(29,805)
Interest income	88	430	218	838
Interest and other expense, net	(203)	(107)	(778)	(163)

Net loss	$(14,685)	$(16,277)	$(28,818)	$(29,130)

Basic and diluted net loss per share	$(0.42)	$(0.66)	$(0.95)	$(1.25)

Shares used to compute basic and diluted net loss per share	35,187	24,733	30,293	23,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(28,818)	$(29,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,213	710
Stock-based compensation	4,562	4,935
Asset impairment of tangible assets	1,120	—
Amortization of preferred stock warrants	—	27
Changes in operating assets and liabilities:
Accounts receivable	5,166	(1,923)
Inventories	(205)	(1,509)
Deferred cost of goods sold	(346)	(874)
Prepaids and other current assets	695	(1,496)
Accounts payable	(1,294)	(224)
Accrued liabilities	(1,359)	1,313
Deferred revenue	69	4,303
Deferred rent	(14)	22
Other long-term liabilities	94	281

Net cash used in operating activities	(18,117)	(23,565)

Cash flows from investing activities:
Purchase of property and equipment	(633)	(9,491)
Proceeds from sales and maturities of short-term investments	14,175	9,467
Purchase of investments	(27,929)	(15,080)
Changes in restricted cash	50	—

Net cash used in investing activities	(14,337)	(15,104)

Cash flows from financing activities:
Repayments of loans payable	(890)	(1,036)
Proceeds from issuance of common stock, net of issuance costs	35,278	39,492
Proceeds from exercise of common stock options, net	333	42
Proceeds from employee stock purchase plan	300	604

Net cash provided by financing activities	35,021	39,102

Net increase in cash and cash equivalents	2,567	433
Cash and cash equivalents at beginning of period	17,377	30,404

Cash and cash equivalents at end of period	$19,944	$30,837

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$—	$2,173

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

From inception to June 30, 2009, the Company has incurred losses totaling approximately $196.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2009 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The Company and Silicon Valley Bank are currently in negotiations to extend the credit line past its August 2009 expiration date. As of June 30, 2009, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. See Note 8.

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

The restatement of the Company’s financial statements for the three and six months ended June 30, 2009 and 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations, the inability of distributors to independently install systems and train end users and undisclosed side arrangements. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Accounts receivable	$4,918	$(578)	$4,340
Inventories	$6,440	$191	$6,631
Deferred cost of goods sold	$447	$2,263	$2,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$4,530	$(232)	$4,298
Current portion of deferred revenue	$2,080	$6,854	$8,934
Accumulated deficit	$(191,813)	$(4,746)	$(196,559)

	December 31, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Assets
Deferred cost of goods sold	$248	$2,116	$2,364

Liabilities and Stockholders’ Equity
Accrued liabilities	$6,064	$(430)	$5,634
Current portion of deferred revenue	$1,386	$7,408	$8,794
Accumulated deficit	$(162,879)	$(4,862)	$(167,741)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$3,306	$(357)	$2,949
Cost of goods sold	$2,946	$(282)	$2,664
Gross profit	$360	$(75)	$285
Net loss	$(14,610)	$(75)	$(14,685)

Basic and diluted net loss per share	$(0.42)	$0.00	$(0.42)

	Six months ended June 30, 2009
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$10,429	$(25)	$10,404
Cost of goods sold	$8,186	$(141)	$8,045
Gross profit	$2,243	$116	$2,359
Net loss	$(28,934)	$116	$(28,818)

Basic and diluted net loss per share	$(0.96)	$0.01	$(0.95)

	Three months ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$5,813	$(1,925)	$3,888
Cost of goods sold	$4,735	$(554)	$4,181
Gross profit (loss)	$1,078	$(1,371)	$(293)
Net loss	$(14,906)	$(1,371)	$(16,277)

Basic and diluted net loss per share	$(0.60)	$(0.06)	$(0.66)

	Six months ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenues	$12,057	$(3,546)	$8,511
Cost of goods sold	$9,672	$(954)	$8,718
Gross profit (loss)	$2,385	$(2,592)	$(207)
Net loss	$(26,538)	$(2,592)	$(29,130)

Basic and diluted net loss per share	$(1.14)	$(0.11)	$(1.25)

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	As Previously Reported	Effect of Restatement	Restated
	(in thousands)
Net loss	$(14,610)	$(75)	$(14,685)
Comprehensive loss	$(14,612)	$(75)	$(14,687)

	Six Months Ended June 30, 2009
	As Previously Reported	Effect of Restatement	Restated
	(in thousands)
Net loss	$(28,934)	$116	$(28,818)
Comprehensive loss	$(29,012)	$116	$(28,896)

	Three months ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(in thousands)
Net loss	$(14,906)	$(1,371)	$(16,277)
Comprehensive loss	$(14,978)	$(1,371)	$(16,349)

	Six Months Ended June 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(in thousands)
Net loss	$(26,538)	$(2,592)	$(29,130)
Comprehensive loss	$(26,555)	$(2,592)	$(29,147)

All adjustments relate to the deferral of revenue and the associated cost of goods sold and warranty expenses and the recognition of revenue and the associated expenses related to sales deferred from earlier periods as a result of the restatement. The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the six months ended June 30, 2009 and 2008. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

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

The fair value hierarchy of our cash equivalents and short-term investments at June 30, 2009 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Total
Money market funds	$15,691	$—	$15,691
U.S. government agency securities	22,934	—	22,934
Corporate debt securities	—	10,507	10,507

	$38,625	$10,507	$49,132

5. Inventories (in thousands)

	June 30, 2009	December 31, 2008
	As Restated
Raw materials	$1,740	$1,984
Work in process	2,054	2,980
Finished goods	2,837	1,462

Inventories, net	$6,631	$6,426

6. Asset Impairment

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated	As Restated	As Restated	As Restated
Balance at beginning of period	$840	$590	$881	$488
Accruals for warranties issued during the period	115	407	502	725
Warranty costs incurred during the period	(431)	(413)	(859)	(629)

Balance at end of period	$524	$584	$524	$584

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

9. Stockholders’ Equity

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
Employee Stock Options:
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
Non-Employee Stock Options:
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
Employee Stock Purchase Plan:
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

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated	As Restated	As Restated	As Restated
Net loss	$(14,685)	$(16,277)	$(28,818)	$(29,130)

Weighted-average common shares outstanding	35,190	24,776	30,297	23,399
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(3)	(43)	(4)	(53)

Shares used to calculated basic and diluted net loss per share	35,187	24,733	30,293	23,346

Basic and diluted net loss per share	$(0.42)	$(0.66)	$(0.95)	$(1.25)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2009	2008
Stock options outstanding	3,826	4,017
Unvested restricted stock units	20	65
Unvested common shares subject to repurchase	2	35
Proceeds from employee stock purchase plan	82	32

12. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated	As Restated	As Restated	As Restated
Net loss	$(14,685)	$(16,277)	$(28,818)	$(29,130)
Other comprehensive income:
Change in unrealized gain/loss on investments	(18)	(68)	(88)	(17)
Foreign currency translation adjustment	16	(4)	10	—

Comprehensive loss	$(14,687)	$(16,349)	$(28,896)	$(29,147)

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

To date, we have incurred net losses in each year since our inception and, as of June 30, 2009, we had an accumulated deficit of $196.6 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have experienced significant quarterly fluctuations in revenues primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. This included having no sales of Sensei systems to United States customers in the second quarter of 2009. Losses in the second quarter of 2009 were also impacted by the write-off of non-recoverable fixed assets in the amount of $1.1 million related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters. In 2009, we have initiated several cost-cutting measures, including a reduction in our work force in the first quarter of 2009 and the institution of four mandatory one-week furloughs during the year.

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

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Revenues

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Revenues	$2,949	$3,888	$(939)	(24)%

Revenues primarily related to the following:

	Three months ended June 30,
	2009	2008
	As Restated	As Restated
United States Sensei system units	1	4
International Sensei system units	1	1

Total Sensei system units	2	5

Sensei system average selling price (in thousands)	$671	$597

Artisan catheter units	576	284

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the second quarter of 2009 were positively impacted by our recognizing revenue on an international shipment from early 2008 when there were more favorable exchange rates and less discounting. Catheter sales for the second quarter of 2009 included the sale of approximately 100 catheters to a single international medical center. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. During the fourth quarter of 2008 and into the first two quarters of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We expect revenue fluctuations to continue throughout 2009.

Cost of Goods Sold

	Three months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Cost of goods sold	$2,664	$4,181	$(1,517)	(36)%
As a percentage of revenues	90.3%	107.5%

Cost of goods sold for the second quarter of 2009 included stock-based compensation expense of $214,000 as compared to $171,000 for the second quarter of 2008. Cost of goods sold for the second quarter of 2009 as a percentage of revenues benefited from manufacturing efficiencies as we have reduced the cost of producing our products, partially offset by the effects of overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter during 2009 due, among other things, to fluctuations in revenues, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

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

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Revenues

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Revenues	$10,404	$8,511	$1,893	22%

Revenues primarily related to the following:

	Six months ended June 30,
	2009	2008
	As Restated	As Restated
United States Sensei system units	9	9
International Sensei system units	3	2

Total Sensei system units	12	11

Sensei system average selling price (in thousands)	$620	$621

Artisan catheter units	1,207	685

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the first six months of 2009 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting and by the impact of unfavorable movements in exchange rates. This trend was mostly offset by the recognition of revenue on systems shipped in 2008 which were subject to less discounting and more favorable exchange rates. Catheter sales for 2009 included the sale of approximately 100 catheters to a single international medical center. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. During the fourth quarter of 2008 and into the first two quarters of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions.

Cost of Goods Sold

	Six months ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
	As Restated	As Restated	As Restated	As Restated
Cost of goods sold	$8,045	$8,718	$(673)	(8)%
As a percentage of revenues	77.3%	102.4%

Cost of goods sold for the first six months of 2009 included stock-based compensation expense of $437,000 as compared to $332,000. Cost of goods sold for the first six months of 2009 as a percentage of revenues for the first six months of 2009 benefited from manufacturing efficiencies as we have reduced the cost of producing our products, partially offset by the effects of overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008.

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

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of June 30, 2009 we had an accumulated deficit of $196.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

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

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the six months ended June 30, 2009, sales denominated in foreign currencies were approximately 21% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $223,000 in revenues for the first six months of 2009.

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

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 6, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009. In connection with our decision to restate our financial statements, as more fully described in Note 3 to the financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of June 30, 2009 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After the verdict, we filed post-verdict motions seeking punitive damages and attorneys’ fees, as well as declaratory and equitable relief. Luna filed post-trial motions to reverse the verdicts or in the alternative for reduction in damages or new trial. Those motions are pending review by the Santa Clara Superior Court. On July 17, 2009, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. Luna's bankruptcy petition includes a request that the bankruptcy court estimate our damages at $1,258,177. We will oppose Luna's request and will seek to have the automatic stay lifted so that the Santa Clara Superior Court can rule on the pending post-verdict motions and enter judgment.

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

We have experienced substantial net losses since our inception in late 2002. At June 30, 2009, we had an accumulated deficit of $196.6 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA's Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

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