Form 10-Q
period 2009-09-30
HANSEN MEDICAL INC
filed 2009-11-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 37,435,464.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$12,091	$17,377
Short-term investments	28,293	17,846
Accounts receivable	6,802	9,506
Inventories	7,628	6,426
Deferred cost of goods sold	2,925	2,364
Prepaids and other current assets	1,509	2,136

Total current assets	59,248	55,655

Property and equipment, net	14,443	18,195
Restricted cash	65	110
Other assets	179	174

Total assets	$73,935	$74,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041	$3,089
Accrued liabilities	5,782	5,634
Current portion of deferred revenue	10,091	8,794
Current portion of long-term debt	3,565	2,451

Total current liabilities	21,479	19,968

Deferred revenue, net of current portion	180	189
Long-term debt, net of current portion	7,129	10,025
Other long-term liabilities	1,090	1,109

Total liabilities	29,878	31,291

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 37,421,486 and 25,273,623 shares at September 30, 2009 and December 31, 2008, respectively	4	3
Additional paid-in capital	252,554	210,548
Deferred stock-based compensation	(4)	(44)
Accumulated other comprehensive income (loss)	(9)	77
Accumulated deficit	(208,488)	(167,741)

Total stockholders’ equity	44,057	42,843

Total liabilities and stockholders’ equity	$73,935	$74,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		As Restated		As Restated
Revenues	$4,565	$9,573	$14,969	$18,084
Cost of goods sold	3,268	6,222	11,313	14,940

Gross profit	1,297	3,351	3,656	3,144

Operating expenses:
Research and development	4,879	7,249	15,481	18,763
Selling, general and administrative	8,153	8,931	28,168	27,015

Total operating expenses	13,032	16,180	43,649	45,778

Loss from operations	(11,735)	(12,829)	(39,993)	(42,634)
Interest income	54	317	272	1,155
Interest and other expense, net	(248)	(345)	(1,026)	(508)

Net loss	$(11,929)	$(12,857)	$(40,747)	$(41,987)

Basic and diluted net loss per share	$(0.32)	$(0.51)	$(1.25)	$(1.76)

Shares used to compute basic and diluted net loss per share	37,418	25,063	32,693	23,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
		As Restated
Cash flows from operating activities:
Net loss	$(40,747)	$(41,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,246	1,653
Stock-based compensation	6,128	7,607
Asset impairment of tangible assets	1,120	—
Loss on disposal of fixed assets	23	55
Amortization of preferred stock warrants	—	74
Changes in operating assets and liabilities:
Accounts receivable	2,704	(7,138)
Inventories	(1,202)	(2,111)
Deferred cost of goods sold	(561)	(1,114)
Prepaids and other current assets	837	(737)
Accounts payable	(1,048)	1,124
Accrued liabilities	116	868
Deferred revenue	1,288	5,169
Deferred rent	(22)	805
Other long-term liabilities	142	141

Net cash used in operating activities	(27,976)	(35,591)

Cash flows from investing activities:
Purchase of property and equipment	(739)	(17,168)
Proceeds from sales and maturities of short-term investments	23,175	13,467
Purchase of investments	(33,923)	(15,080)
Changes in restricted cash	45	—

Net cash used in investing activities	(11,442)	(18,781)

Cash flows from financing activities:
Proceeds from loans payable	—	12,476
Repayments of loans payable	(1,782)	(3,334)
Proceeds from issuance of common stock, net of issuance costs	35,278	39,492
Proceeds from exercise of common stock options, net	336	142
Proceeds from employee stock purchase plan	300	1,077

Net cash provided by financing activities	34,132	49,853

Net decrease in cash and cash equivalents	(5,286)	(4,519)
Cash and cash equivalents at beginning of period	17,377	30,404

Cash and cash equivalents at end of period	$12,091	$25,885

Supplemental schedule of non-cash investing activities:
Unbilled construction costs incurred	$—	$432

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

From inception to September 30, 2009, the Company has incurred losses totaling approximately $208.5 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2010 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009; however the Company and Silicon Valley Bank have initiated discussions to replace the credit line. As of September 30, 2009, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. See Note 8.

If operating cash flows are significantly lower than current expectations, the Company may require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to amounts received through the sale of products. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2009 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

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

Subsequent events have been evaluated through November 16, 2009, the date of financial statement issuance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the authoritative guidance that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements. The impact of adopting the Codification did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on accounting for business combinations. Under this new guidance, in a business combination, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For the Company, this guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009 with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. However, any future business combinations will be impacted by the new standard.

In December 2007, the FASB issued authoritative guidance regarding noncontrolling interests in consolidated financial statement. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Company beginning in the first quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets. This guidance applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this new guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with GAAP. This guidance is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The impact of the standard on the Company’s financial position and results of operation will be dependent upon the type of any acquisitions that are consummated in the future.

In April 2009, the FASB issued authoritative guidance regarding interim disclosures about the fair value of financial instruments. This new guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not are not orderly. This guidance provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance regarding recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance became effective for the Company beginning in the second quarter of 2009 and did not have a significant impact on its consolidated financial statements.

In May 2009, the FASB issued authoritative guidance regarding subsequent events. This guidance requires a company to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated. The Company adopted this guidance for the second quarter of 2009.

In June 2009, the FASB issued authoritative guidance regarding variable interest entities. This guidance amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued authoritative guidance regarding fair value measurements and disclosures. This guidance clarifies the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the fair value of a liability must be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the new guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective the first reporting period (including interim periods) beginning after its issuance. The Company does not expect the adoption will have a material impact to its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance regarding revenue arrangements with multiple deliverables. Under this new guidance, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. This guidance also established a hierarchy for determining the selling price of a deliverable, using vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet determined the effect which this new guidance will have on its consolidated financial statements nor whether it will adopt this guidance early.

In October 2009, the FASB issued authoritative guidance regarding the applicability of AICPA Statement of Position 97-2 (“SOP 97-2”) to certain arrangements that include software elements, changing the accounting model for such arrangements so that they are no longer under the scope of the software revenue guidance in Subtopic 985-605, formerly referred to as SOP 97-2. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet determined the effect which this new guidance will have on its consolidated financial statements nor whether it will adopt this guidance early.

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

The restatement of the Company’s financial statements for the three and nine months ended September 30, 2008 resulted from improper recognition of revenue prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. Specifically, with regard to one or more of these periods, improper revenue recognition resulted from recognition of revenue due to temporary installations of systems, unfulfilled training obligations and the inability of distributors to independently install systems and train end users. The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2008:

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

4. Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments
As of September 30, 2009:
Money market funds	$9,804	$—	$—	$9,804	$9,804	$—
U.S. government agency securities	23,264	34	(1)	23,297	—	23,297
Corporate debt securities	6,557	—	(1)	6,556	1,560	4,996

	$39,625	$34	$(2)	$39,657	$11,364	$28,293

As of December 31, 2008:
Money market funds	$7,486	$—	$—	$7,486	$7,486	$—
U.S. government agency securities	10,992	108	—	11,100	—	11,100
Corporate debt securities	11,820	22	—	11,842	5,096	6,746

	$30,298	$130	$—	$30,428	$12,582	$17,846

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	September 30, 2009	December 31, 2008
Contractual maturities:
Less than one year	$28,293	$16,308
One to two years	—	1,538

	$28,293	$17,846

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. The investments held by the Company are high investment grade and, as of September 30, 2009, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$2,015	$(1)
Corporate debt securities	2,996	(1)

	$5,011	$(2)

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

The fair value hierarchy of our cash equivalents and short-term investments at September 30, 2009 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Total
Money market funds	$9,804	$—	$9,804
U.S. government agency securities	23,297	—	23,297
Corporate debt securities	—	6,556	6,556

	$33,101	$6,556	$39,657

5. Inventories (in thousands)

	September 30, 2009	December 31, 2008
Raw materials	$2,158	$1,984
Work in process	2,657	2,980
Finished goods	2,813	1,462

Inventories, net	$7,628	$6,426

6. Asset Impairment

In June 2009, the Company terminated its relationship with a subcontractor in Europe for the manufacture of catheters. In connection with the termination of this relationship, the Company analyzed the carrying value of certain fixed assets purchased in association with that relationship to determine whether an impairment of those assets had occurred. Based on that analysis, the Company recorded a $1.1 million charge to selling, general and administrative expenses in the quarter ended June 30, 2009. The charge relates to the write-off of non-recoverable fixed assets.

7. Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of September 30, 2009, annual contractual commitments associated with lease obligations were as follows (in thousands):

Remainder of 2009	$456
2010	1,743
2011	1,784
2012	1,838
2013	1,893
Thereafter	1,783

Total	$9,497

Warranties

Prior to the third quarter of 2009, the Company generally provided a limited one-year warranty on its Sensei system and accrued the estimated cost of warranties at the time revenue was recognized. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. Beginning with the third quarter of 2009, the Company, rather than providing a warranty, instead provides a year of service support which includes software upgrades. The revenue associated with this service support is deferred at the time of sale and recognized ratably over the life of the service support. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in warranty liability for Sensei systems sold prior to July 1, 2009 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		As Restated		As Restated
Balance at beginning of period	$524	$584	$881	$488
Accruals for warranties issued during the period	119	694	621	1,419
Warranty costs incurred during the period	(330)	(340)	(1,189)	(969)

Balance at end of period	$313	$938	$313	$938

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations Incorporated (“Luna”) alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with the Company. On April 21, 2009, a jury awarded the Company approximately $36.3 million in damages, finding in favor of the Company on its breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in the Company’s favor on its fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to post-trial motions and appeals, as well as collection risks.

After the verdict, the Company filed post-verdict motions seeking punitive damages and attorneys’ fees, as well as declaratory and equitable relief. Luna filed post-trial motions to reverse the verdicts or in the alternative for reduction in damages or new trial. Those motions are pending review by Santa Clara Superior Court. On July 17, 2009, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. Luna’s bankruptcy petition requests that the bankruptcy court estimate the Company’s damages at $1,258,177. The Company has opposed Luna’s request and has moved to have the automatic stay lifted so that the Santa Clara Superior Court can rule on the pending post-verdict motions and enter judgment. The Bankruptcy Court held a hearing on Luna’s request for an estimation, and the Company’s motion for relief from the automatic stay, on September 11, 2009. Luna and the Company have requested that the Bankruptcy Court defer ruling on Luna’s request and the Company’s motion in order for the parties to continue to pursue a settlement; however, there can be no assurance that any settlement will be reached or whether any such settlement will be favorable to the Company. No receivable has been recorded on the balance sheet for any amount relating to this verdict.

See Note 13. Subsequent Events.

8. Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, which expired in August 2009. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving EBITDA amounts to be specified, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA covenant amounts. As of September 30, 2009, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of September 30, 2009 are as follows (in thousands):

Remainder of 2009	$1,051
2010	4,070
2011	3,849
2012	2,743

11,713
Less: Amount representing interest	(1,019)

10,694
Less: Current portion	(3,565)

Long Term Portion	$7,129

9. Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock-based Compensation:
Cost of goods sold	$180	$168	$617	$500
Research and development	592	668	1,900	2,001
Selling, general and administrative	794	1,836	3,611	5,106

Total	$1,566	$2,672	$6,128	$7,607

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee Stock Options:
Expected volatility	61%	49%	58%-61%	48%-51%
Risk-free interest rate	2.6%	3.3%	1.9%-2.6%	2.8%-3.7%
Expected term (in years)	4.50	5.00	4.50-4.75	5.00
Expected dividend rate	0%	0%	0%	0%

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Non-Employee Stock Options:
Expected volatility	60%-63%	50%-59%	59%-63%	50%-61%
Risk-free interest rate	2.1%-3.0%	3.1%-3.6%	1.7%-3.3%	2.7%-4.1%
Remaining contractual term (in years)	4.50-7.25	5.50-8.25	4.50-7.75	5.50-8.75
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Expected volatility	67%	50%	67%-126%	50%-53%
Risk-free interest rate	0.2%	1.6%	0.2%-0.4%	1.6%-3.5%
Expected term (in years)	0.67	0.50	0.50-0.67	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balances, December 31, 2008	4,203	$12.33
Options granted	913	$3.59
Options exercised	(218)	$1.54
Options cancelled	(1,134)	$11.27

Balances, September 30, 2009	3,764	$11.15	5.61	$996

Options vested at September 30, 2009	1,751	$11.79	5.24	$774

As of September 30, 2009, total unamortized stock-based compensation related to unvested stock options was $8,106,000, with a weighted-average recognition period of 2.4 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Restricted stock units at December 31, 2008	40	$12.50
Awarded	125	$5.00
Vested	(150)	$6.20

Restricted stock units at September 30, 2009	15	$12.95

As of September 30, 2009, there was approximately $34,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 0.2 years.

As of September 30, 2009, 1,480,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

10. Income Taxes

A reconciliation of the beginning and ending balance of unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Balance at beginning of period	$810	$600
Additions based on tax positions related to the current year	119	158

Balance at end of period	$929	$758

If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		As Restated		As Restated
Net loss	$(11,929)	$(12,857)	$(40,747)	$(41,987)

Weighted-average common shares outstanding	37,419	25,091	32,696	23,953
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	(1)	(28)	(3)	(44)

Shares used to calculated basic and diluted net loss per share	37,418	25,063	32,693	23,909

Basic and diluted net loss per share	$(0.32)	$(0.51)	$(1.25)	$(1.76)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2009	2008
Stock options outstanding	3,764	4,392
Proceeds from employee stock purchase plan	159	—
Unvested restricted stock units	15	75
Unvested common shares subject to repurchase	1	22

12. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		As Restated		As Restated
Net loss	$(11,929)	$(12,857)	$(40,747)	$(41,987)
Other comprehensive income:
Change in unrealized gain/loss on investments	(13)	(317)	(101)	(334)
Foreign currency translation adjustment	5	(10)	15	(10)

Comprehensive loss	$(11,937)	$(13,184)	$(40,833)	$(42,331)

13. Subsequent Events

In October and November 2009, we announced our intention to restate our consolidated financial statements for the years ended December 31, 2007 and 2008, for each of the quarters of the year ended December 31, 2008, and for the first two quarters of the year ending December 31, 2009 as a result of the improper recognition of revenue with regard to sales of Sensei Robotic Catheter Systems. Through June 30, 2009, we shipped 68 systems based on valid customer purchase orders for which revenue previously had been recognized. As of November 10, 2009, we had received full payment for all but one of these systems.

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors, documentation related to certain revenue transactions was falsified. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department.

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with Generally Accepted Accounting Principles (“GAAP”) while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009, a substantively identical complaint was filed in the Northern District of California by another purported Hansen stockholder asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212. Both complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. To date, a lead plaintiff has not been appointed, no class has been certified and discovery has not commenced. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Sanata Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s independent auditor, PricewaterhouseCoopers (“PwC”). The action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing Defendant Sells to resign from the Company. The derivative complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. The Individual Defendants deny the allegations and intend to defend themselves vigorously against the claims made in this action.

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

To date, we have incurred net losses in each year since our inception and, as of September 30, 2009, we had an accumulated deficit of $208.5 million. We expect our losses to continue through at least 2009 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have experienced significant quarterly fluctuations in revenues primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first and second quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the third quarter of 2009 being lower than we anticipated. Losses for the nine months ended September 30, 2009 were also impacted by the write-off of non-recoverable fixed assets in the amount of $1.1 million related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters. In 2009, we have initiated several cost-cutting measures, including a reduction in our work force in the first and third quarters of 2009 and the institution of four mandatory one-week furloughs during the year.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the nine months ended September 30, 2009.

Financial Overview

Restatement

In August 2009, we received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. Our audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of our historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from our accounting department and independent auditors, documentation related to certain revenue transactions was falsified, and there was not an effective control environment in our sales, clinical and field service departments. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under our revenue recognition policy. All of the irregularities that were identified during the investigation occurred outside of the accounting department. We are implementing revised controls and procedures designed to prevent a recurrence of the improper recognition of revenue.

The Company is concurrently filing an amendment to the Company’s annual report on Form 10-K/A for the year ended December 31, 2008, in order to restate its consolidated financial statements as of December 31, 2007 and 2008, and filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 to restate our consolidated financial statements for such periods. Results of operations for the three and nine months ended September 30, 2008 that are included in this Quarterly Report on Form 10-Q reflect the effect of restatement adjustments. See Note 3 to the financial statements for more information.

Revenues

Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and service contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to still being in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first three quarters of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the first three quarters of 2009 being lower than we anticipated. We expect revenue fluctuations to continue throughout 2009 and 2010. We do not anticipate that revenues in 2009 or 2010 will be sufficient to eliminate losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, service contract expenses and warranty expenses. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter in 2009 and through 2010 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for 2009 and through 2010 to decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs, and as we carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for 2009 to modestly decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs, partially offset by expenses related to our dispute with Luna Innovations and the investigation of the whistleblower report.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Revenues

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
		As Restated
Revenues	$4,565	$9,573	$(5,008)	(52)%

Revenues primarily related to the following:

	Three months ended September 30,
	2009	2008
		As Restated
United States Sensei system units	2	9
International Sensei system units	3	3

Total Sensei system units	5	12

Sensei system average selling price (in thousands)	$601	$728

Artisan catheter units	497	413

Artisan catheter average selling price (in thousands)	$1.7	$1.8

Our average selling prices of Sensei systems in the third quarter of 2009 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting and by the impact of unfavorable movements in exchange rates. Average selling prices of Sensei systems for the third quarter of 2008 were positively impacted by the sale of one system with an additional robotic arm. Sales of Artisan catheters in the third quarter of 2009 were negatively impacted by a voluntary recall which caused us to reverse revenue on 99 units that were shipped in the third quarter of 2009. The voluntary recall was initiated to address a leak in the flush assembly of our newly introduced Artisan Extend™ Control catheter and was reported to the FDA in accordance with applicable regulations. These catheters are expected to be replaced in the fourth quarter of 2009 and the first quarter of 2010. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first nine months of 2009, general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the third quarter of 2009 being lower than we anticipated. We expect revenue fluctuations to continue throughout 2009 and 2010.

Cost of Goods Sold

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
		As Restated
Cost of goods sold	$3,268	$6,222	$(2,954)	(47)%
As a percentage of revenues	71.6%	65.0%

Cost of goods sold for the third quarter of 2009 included stock-based compensation expense of $180,000 as compared to $168,000 for the third quarter of 2008. Cost of goods sold for the third quarter of 2009 include the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008. Additionally, cost of goods sold as a percentage of revenues for the third quarter of 2009 was negatively impacted by the decreased level of sales. Cost of goods sold as a percentage of revenue in the third quarter of 2008 was positively impacted by higher average selling prices. We expect that cost of goods sold both as a percentage of revenue and on a dollar basis will continue to vary from quarter to quarter due, among other things, to fluctuations in revenues, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Research and development	$4,879	$7,249	$(2,370)	(33)%

The change in research and development expenses in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to the following:

•	A decrease of $1.3 million in outside services, materials and overhead expenses;

•

A decrease of $1.0 million in employee-related expenses, including travel expenses, primarily due to a decrease of 21 in average research and development headcount and the effects of the Company’s one-week furlough during the third quarter of 2009; and

•	A decrease of $0.1 million in stock-based compensation expense due primarily to the effects of our lower average stock price and lower headcount.

Total research and development expenses in the third quarter of 2009 included $592,000 of stock-based compensation expense compared to $668,000 in the third quarter of 2008. We expect research and development expenses for 2009 and through 2010 to decrease as compared to 2008 levels due primarily to our reduced employee costs, including the effects of quarterly one-week furloughs, and as we carefully manage expenses related to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Selling, general and administrative	$8,153	$8,931	$(778)	(9)%

The change in selling, general and administrative expenses in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to the following:

•	An increase of $0.9 million in litigation and other legal costs associated with our dispute with Luna Innovations Incorporated;

•	An increase of $0.5 million in legal costs due to the engagement by the Audit Committee of independent outside counsel to investigate the whistleblower report;

•	An increase of $0.1 million in non-compensation marketing expenses;

•	A decrease of $0.1 million in supplies, equipment and overhead expenses;

•

A decrease of $1.1 million in employee-related expenses, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 13 and a decrease in average sales and marketing headcount of seven, and the effects of the Company’s one-week furlough during the third quarter of 2009; and

•	A decrease of $1.1 million in stock-based compensation expense due primarily to the effects of our lower average stock price and lower headcount.

Selling, general and administrative expenses in the third quarter of 2009 included $0.8 million of stock-based compensation expense compared to $1.8 million in the third quarter of 2008. We expect our selling, general and administrative expenses for 2009 to modestly decrease as compared to 2008 levels primarily due to reduced employee costs, including the effects of quarterly one-week furloughs, partially offset by costs related to our dispute with Luna Innovations and the investigation of the whistleblower report.

Interest Income

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest income	$54	$317	$(263)	(83)%

Interest income decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to significantly lower interest rate returns available in the market for highly rated investments as compared to the rates available in the previous year. We expect our quarterly interest income to remain consistent with the third quarter 2009 amounts for the remainder of 2009.

Interest and Other Expense, net

	Three months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest and other expense, net	$(248)	$(345)	$97	(28)%

Interest and other expense, net, consists mainly of interest expense and net realized and unrealized foreign exchange gains and losses. Net foreign exchange losses decreased in the third quarter of 2009 due primarily to lower average balances of Euro-denominated accounts receivable as compared to the third quarter of 2008. Interest expense increased in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to the interest on our term equipment line. We expect our interest expense to increase in the remainder of 2009 over 2008 levels as we have a full year of interest related to the term equipment line.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Revenues

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
		As Restated
Revenues	$14,969	$18,084	$(3,115)	(17)%

Revenues primarily related to the following:

	Nine months ended September 30,
	2009	2008
		As Restated
United States Sensei system units	11	18
International Sensei system units	6	5

Total Sensei system units	17	23

Sensei system average selling price (in thousands)	$614	$677

Artisan catheter units	1,754	1,098

Artisan catheter average selling price (in thousands)	$1.6	$1.8

Our average selling prices of Sensei systems in the first nine months of 2009 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting and by the impact of unfavorable movements in exchange rates. Catheter sales for 2009 included the sale of approximately 100 catheters to a single international medical center. Sales of Artisan catheters for 2009 were negatively impacted by a voluntary recall which caused us to reverse revenue on 99 units in the third quarter of 2009. The voluntary recall was initiated to address a leak in the flush assembly of our newly introduced Artisan Extend™ Control catheter and was reported to the FDA in accordance with applicable regulations. These catheters are expected to be replaced in the fourth quarter of 2009 and the first quarter of 2010. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially in the fourth quarter of 2008 and the first three quarters of 2009, general economic and capital market conditions. During the fourth quarter of 2008 and into the first three quarters of 2009, in a period of economic uncertainty, we saw many potential customers lengthen their sales cycles and postpone purchase decisions.

Cost of Goods Sold

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
		As Restated
Cost of goods sold	$11,313	$14,940	$(3,627)	(24)%
As a percentage of revenues	75.6%	82.6%

Cost of goods sold for the first nine months of 2009 included stock-based compensation expense of $617,000 as compared to $500,000 for the first nine months of 2008. Cost of goods sold as a percentage of revenues for the first nine months of 2009 benefited from manufacturing efficiencies as we have reduced the cost of producing our products. This benefit was partially offset by the decreased level of sales and the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008.

Operating Expenses

Research and Development

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Research and development	$15,481	$18,763	$(3,282)	(17)%

The change in research and development expenses in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the following:

•

A decrease of $2.2 million in employee-related expenses, including travel expenses, primarily due to a decrease of 16 in average research and development headcount and the effects of the Company’s quarterly one-week furloughs during 2009;

•	A decrease of $1.0 million in outside services, materials and overhead expenses; and

•	A decrease of $0.1 million in stock-based compensation expense, due primarily to the effects of our lower average stock price and lower headcount.

Total research and development expenses in the first nine months of 2009 included $1.9 million of stock-based compensation expense compared to $2.0 million in the first nine months of 2008.

Selling, General and Administrative

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Selling, general and administrative	$28,168	$27,015	$1,153	4%

The change in selling, general and administrative expenses in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the following:

•	An increase of $3.3 million in litigation and other legal costs associated with our dispute with Luna Innovations Incorporated;

•

A $1.1 million charge in 2009 for the write-off of non-recoverable fixed assets related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•	A $1.0 million charge for executive severance in 2009, consisting of $0.4 million of severance and $0.6 million of stock-based compensation;

•	An increase of $0.5 million in supplies, equipment and overhead expenses;

•	An increase of $0.5 million in legal costs due to the engagement by the Audit Committee of independent outside counsel to investigate the whistleblower report;

•

A decrease of $1.3 million in employee-related expenses, exclusive of executive severance, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 11 and a decrease in average sales and marketing headcount of one, and the effects of the Company’s quarterly one-week furloughs during 2009;

•	A decrease of $0.3 million in non-compensation marketing expenses;

•	An decrease of $0.3 million in professional service fees exclusive of Luna legal costs and costs associated with the investigation of the whistleblower report;

•

A decrease of $2.2 million in stock-based compensation expense, exclusive of stock compensation related to executive severance, due primarily to the effects of our lower average stock price and lower headcount; and

•

A decrease of $1.2 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses.

Selling, general and administrative expenses in the first nine months of 2009 included $3.6 million of stock-based compensation expense compared to $5.1 million in the first nine months of 2008.

Interest Income

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest income	$272	$1,155	$(883)	(76)%

Interest income decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to significantly lower interest rate returns available in the market for highly rated investments as compared to the rates available in the previous year.

Interest and Other Expense, net

	Nine months ended September 30,		Change
(Dollars in thousands)	2009	2008	$	%
Interest and other expense, net	$(1,026)	$(508)	$(518)	102%

Interest and other expense, net, consists mainly of interest expense and net realized and unrealized foreign exchange gains and losses. Net foreign exchange losses increased in the first nine months of 2009 as compared to the first nine months of 2008 due primarily to the impact of unfavorable movements in the Euro exchange rate on our Euro-denominated accounts receivable. Interest expense increased in the first nine months of 2009 as compared to the first nine months of 2008 primarily due to the interest on our term equipment line.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and as of September 30, 2009 we had an accumulated deficit of $208.5 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million against the equipment line under this agreement and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009; however, we have initiated discussions with Silicon Valley Bank to replace the credit line. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements.

Our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation.

Cash flow activity for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	Nine months ended September 30,
	2009	2008
Cash used in operating activities	$(27,976)	$(35,591)
Cash used in investing activities	(11,442)	(18,781)
Cash provided by financing activities	34,132	49,853

Net decrease in cash and cash equivalents	$(5,286)	$(4,519)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first nine months of 2009 and 2008 primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation and the charge of impaired assets in 2009. Additionally, net cash used in operating activities for the first nine months of 2009 was positively impacted by accounts receivable collected on higher previous period accounts receivable balances and higher deferred revenue balances. Cash flows for the first nine months of 2009 were negatively impacted by decreasing accounts payable and accrued liability balances due to the timing of payments and the decrease in operating expenses. Cash flows for the first nine months of 2008 were negatively impacted by increasing accounts receivable and inventory balances as the Company experienced and prepared for early revenue growth.

Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2009 and 2008 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities for the first nine months of 2008 were also negatively impacted by the purchase of property and equipment as we invested in the build-out of our new facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of 2009 and 2008 was primarily due to cash received from our equity offerings in April 2008 and April 2009 and proceeds from long-term debt in 2008, in addition to proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments of long-term debt.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, especially in the fourth quarter of 2008 and the first nine months of 2009, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2009 being lower than we anticipated. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009 and instituted quarterly one-week furloughs for 2009. We anticipate that we will continue to incur substantial net losses for at least the remainder of 2009 and 2010 as we continue to commercialize our products, maintain the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses.

We believe our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances in addition to the amounts received through the sale of our products will be sufficient to meet our anticipated cash requirements through at least the next year. However, if our cash flows from operating activities over the next year are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize and we may require additional capital. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

The timing and exact amounts of our future capital requirements will depend on many factors, including but not limited to the following:

•	the revenue and margins generated by sales of our current and future products;

•	our ability to generate revenue in a time of overall economic and capital market uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve manufacturing cost reductions as we scale the production of our products;

•	our ability to achieve and maintain operating cost reductions;

•	the success of our research and development efforts;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	our ability to maintain compliance with debt covenants;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs related to litigation or potential government actions related to our financial restatement;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2009:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease — real estate	$9,497	$456	$3,527	$3,731	$1,783
Debt	11,713	1,051	7,919	2,743	—

Total	$21,210	$1,507	$11,446	$6,474	$1,783

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2009, the fair value of our cash, cash equivalents and short-term investments was approximately $40.4 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the nine months ended September 30, 2009, sales denominated in foreign currencies were approximately 29% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $401,000 in revenues for the first nine months of 2009.

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

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were not effective as of September 30, 2009 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses in our internal control over financial reporting as of September 30, 2009:

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

Notwithstanding the material weaknesses described above, we concluded that the interim financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weaknesses in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations Incorporated, or Luna, alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with us. On April 21, 2009, after an approximately four week trial, a jury awarded us approximately $36.3 million in damages, finding in our favor on our breach of contract, breach of the covenant of good faith and fair dealing, and misappropriation of trade secrets claims against Luna. The jury did not find in our favor on our fraud claims against Luna, but did find that Luna’s misappropriation was willful or malicious. The verdict and recovery of damages is subject to post-trial motions and appeals, as well as collection risks.

After the verdict, we filed post-verdict motions seeking punitive damages and attorneys’ fees, as well as declaratory and equitable relief. Luna filed post-trial motions to reverse the verdicts or in the alternative for reduction in damages or new trial. Those motions are pending review by the Santa Clara Superior Court. On July 17, 2009, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. Luna’s bankruptcy petition includes a request that the bankruptcy court estimate our damages at $1,258,177. We have opposed Luna’s request and have moved to have the automatic stay lifted so that the Santa Clara Superior Court can rule on the pending post-verdict motions and enter judgment. The Bankruptcy Court held a hearing on Luna’s request for an estimation, and our motion for relief from the automatic stay, on September 11, 2009. Luna and we have requested that the Bankruptcy Court defer ruling on Luna’s request and our motion in order for the parties to continue to pursue a settlement; however, there can be no assurance that any settlement will be reached or whether any such settlement will be favorable to us.

See Note 13 to the financial statements.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We had material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified or develop in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a further or future restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

In assessing the results of the investigation conducted by the audit committee of our board as well as the recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements, our management has identified material weaknesses as of December 31, 2008 and December 31, 2007 and as of the end of each of the completed fiscal quarters of 2008 and the first two fiscal quarters of 2009 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a financial restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. A description of the material weaknesses related to our inadequate internal controls over financial reporting is set forth in Part I Item 4 “Controls and Procedures.”

We have adopted, or are in the process of adopting, various remedial measures that are designed to improve our internal control over financial reporting. We cannot assure you, however, that these remedial measures will be effective. We also cannot assure you that the material weaknesses in our internal control over financial reporting related to our control environment and our revenue recognition process will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The continuation of a material weakness or the development of new material weaknesses or significant deficiencies could result in errors in our financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have been named as a defendant in two class action lawsuits and certain of our current and former employees and our directors have been named as defendants in a stockholder derivative suit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our executive officers, one of whom is also a director, are defendants in two securities class action lawsuits related to our restatement. In addition, certain of our current and former officers and directors are defendants in a stockholder derivative action also relating to our restatement. These lawsuits are described under the heading Note 13, “Subsequent Events.” Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such actions). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

The matters relating to the investigation by the audit committee of our board of directors and the restatement of our consolidated financial statements may result in governmental enforcement actions and additional litigation.

In August 2009, the Company received an anonymous “whistleblower” report alleging a single irregularity that resulted in improper revenue recognition in the quarter ended December 31, 2008. The Company’s audit committee, with the assistance of independent outside counsel, undertook an investigation into the allegation and a review of the Company’s historical revenue recognition practices. The audit committee’s investigation determined that information was withheld from the Company’s accounting department and independent auditors, documentation related to certain revenue transactions was falsified, and there was not an effective control environment in our sales, clinical and field service departments. This led to incomplete information regarding temporary installations, unfulfilled training obligations, the inability of distributors to independently install systems and train end users, and undisclosed side arrangements. As a result, there were instances where revenue was recognized prior to the completion of all of the elements required for revenue recognition under the Company’s revenue recognition policy. As a result of this investigation, we restated our consolidated financial statements for the years ended December 31, 2007 and 2008, for each of the quarters of the year ended December 31, 2008, and for the first two quarters of the year ending December 31, 2009. For more information on these matters, see Notes 3 and 13 of the Notes to Consolidated Financial Statements, and Part 1 Item 4.

The investigation and related activities have required us to incur substantial expenses for legal, accounting and other professional services, and have diverted management’s attention from our business. As a result of the restatement, we have become subject to a number of risks and uncertainties, including the possibility of governmental investigations and enforcement actions and additional stockholder litigation and the possibility that the restatement could impact our relationship with current and potential customers, suppliers and partners and our ability to generate revenue and we will continue to incur additional restatement-related accounting and legal costs.

Continuing negative publicity may adversely affect our business.

As a result of the Audit Committee-led investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Continuing negative publicity also could have a material adverse effect on our business.

Potential indemnification obligations and limitations of our current and former director and officer liability insurance and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

Two of our current officers and employees, a former employee and our directors are the subject of pending lawsuits related to our restatement and other current or former officers or employees or the underwriters of our securities offerings may become the subject of lawsuits related to our restatement. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers, employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008 and April 2009 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of September 30, 2009, we have also received regulatory approvals in Russia and Australia. The future success of our business will depend on our ability to manufacture and assemble our products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

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

We do not have significant experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable Artisan catheters effectively, to appropriately phase in new products and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Our manufacturing group is testing a revised catheter design which we expect to be able to ship to customers early next year. This catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We have begun the process of seeking regulatory clearance for the use of our system in atrial fibrillation procedures and may seek future clearances or approvals of our Sensei system for other indications, but there can be no assurance as to the timing or potential for success of those efforts if undertaken. We received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheters in May 2007, but we may be required to seek separate clearances from the European Union in order to market our Sensei system for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all.

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

We have experienced substantial net losses since our inception in late 2002. At September 30, 2009, we had an accumulated deficit of $208.5 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. Also, the recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have begun the process of seeking regulatory clearance for the use of our system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters or for a variety of other interventional procedures in electrophysiology, including atrial fibrillation and other cardiovascular procedures. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing during the first three quarters of 2009, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In the nine months ended September 30, 2009, net cash used in operating activities was $28.0 million. We expect that our cash used by operations will be significant in each of the next several years, and we may need additional funds to continue the commercialization of our Sensei system. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

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

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

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

Additionally, in the third quarter of 2008, and the first and third quarters of 2009, we reduced our work force. This may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted new accounting guidance regarding accounting for stock-based compensation. Adoption of this guidance has had a significant impact on our financial statements since 2006 and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of September 30, 2009, we were in compliance with all specified financial covenants. If we fail to comply with any of the loan covenants, we could be deemed to have an event of default. In the case of an event of default, we could be required to immediately remit all outstanding funds then due under the facility; or prepare our collateral for sale to satisfy the amount of outstanding funds owed to Silicon Valley Bank. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, in May 2008, we initiated a voluntary recall of a limited number of our Artisan Control Catheters that were subject to potential leakage, and reported the recall to FDA in accordance with applicable regulations. No patient is known or suspected to have experienced any consequences associated with the recalled devices and the recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the new catheters and reported the events to the FDA in accordance with applicable regulations. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through November 5, 2009, our stock price has fluctuated from a low of $2.50 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•	the announcement of our restatement and the related litigation or governmental action or additional litigation related to the restatement;

•

the announcement of our operating results, including the number of our Sensei systems sold during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	the effect of potential healthcare reform legislation or other legislative or regulatory action related to healthcare;

•	developments in our industry; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Additional class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

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

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 30.2 percent of the outstanding shares of our common stock as of October 30, 2009. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.24**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.45	Extension of Purchase Agreement by and between Plexus Corp. and the Registrant, dated August 28, 2009.

10.46	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, dated September 16, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

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