Form 10-K
period 2009-12-31
HANSEN MEDICAL INC
filed 2010-03-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No   ☒

At June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $128,912,318.

As of February 26, 2010, the registrant had outstanding 37,534,916 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2009 in connection with the registrant’s 2010 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan Extend,” “Hansen Artisan,” “Instinctive Motion,” “Lynx,” and “CoolSense.” We have obtained trademark registration in the United States for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Fine Force Technology,” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “targets,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Item 1A “Risk Factors.” Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our technology is designed to enable and improve medical procedures that are reliant upon flexible tools like wires, catheters, sheaths, guides, and stents. Our currently marketed product, the Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in electrophysiology procedures. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisan™ Control Catheter, or Artisan catheter, to a desired anatomical location in a way that is natural and inherently simple. Within the field of electrophysiology, we believe our Sensei system and its corresponding disposable Artisan catheter enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally. We believe our technology has many applications outside of the field of electrophysiology and there are a number of applications for flexible robotics technology in the endovascular and interventional markets, which are substantially larger than electrophysiology in both procedure volume and market size. We plan to advance our technology into these larger, more mature markets so that benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We recognized revenue on our first system in May 2007 and, through December 31, 2009, we had recognized revenue on a total of 69 Sensei systems and had shipped another 12 units on which revenue recognition has been deferred. Of this total of 81 Sensei systems 50 were shipped in the United States and 31 in Europe. Our end customers for these systems range from large university medical centers to community hospitals and many were shipped through distributors.

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

Our current focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. Without FDA clearance for labeling that includes certain ablation procedures, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications.

To address this issue, we have submitted an IDE with a proposed clinical trial to the FDA for the use of our Artisan catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the United States beyond mapping. We are currently finalizing the protocol for an approximately 300-patient study and hope to enroll our first patient in the second quarter of 2010 with completion of enrollment by the end of 2010. The proposed study, if approved by the FDA, will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. If successful, we hope to use the data from this study to support a submission to the FDA to obtain clearance for use in atrial fibrillation procedures.

We believe that our Sensei system can improve a physician’s ability to map the hearts of patients with cardiac arrhythmias – and to perform ablation procedures on such patients in the European Union – because of its ability to provide accurate and stable robotic control of the working tip of catheters and flexible instruments. Based on our experience with previous catheter and catheter-based procedures, the results of the procedures performed with our Sensei system and feedback from the physicians that have used our Sensei system, we believe that our Sensei system offers significant benefits over conventional catheter-based technologies.

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space and helps reduce radiation to the patient and physician because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2009, 50 of the 81 systems we have shipped are configured with the CoHesion Module.

We believe our Sensei system and Artisan catheter, which are labeled and marketed for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment, will improve the efficacy, consistency of results and ease of performing many catheter-based interventional procedures. Our initial focus is on EP procedures for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to industry estimates, approximately five million people in the United States and the European Union alone suffer from atrial fibrillation. The vast majority of patients with atrial fibrillation require some form of treatment.

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

We also believe that robotic control of flexible instruments has potential application to a broad range of interventional procedures. We have investigated expanding the uses for our technology beyond EP procedures to additional interventional applications in peripheral vascular and cardiovascular diseases. Consistent with this strategy, we have investigated the application of robotic delivery techniques to endovascular interventions such as angioplasty and stenting, as well as structural heart applications such as percutaneous aortic valve replacement and mitral valve repair.

As a result of these investigations, we have defined a strategy for pursuing applications of our technology in the endovascular treatment of vascular disease. To address the vascular market, we are developing a new Hansen robotic system and catheter for use in the arterial and venous vascular systems. We believe this platform and its clinical capability has the potential to open up new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip for faster, easier, and safer vessel navigation, helping them to perform more complex catheter based procedures in a more systematic way, and consequently converting procedures in interventional therapy to robotics. We are currently targeting a clinical study of a vascular robotic system and catheter during the second half of 2010 and pursuing regulatory approvals including 510(k) clearance in the U.S. and CE mark in the European Union estimated in the first quarter of 2011. We cannot assure you that we will be able to achieve this timeline or create a suitable product at all.

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

In recent years, another company has attempted to address these challenges with a remote guidance system that steers catheters using large magnets. However, we believe this magnetic system has a number of limitations, including the overall cost of the large equipment; the need to modify and magnetically shield procedure rooms at significant expense prior to installation; the need to dedicate a room to the magnetic system; potential magnetic interference with other equipment and implanted devices; the inability to apply variable force at the working tip of the catheter, narrowing the range of potential procedural applications for the system; and the inherent limitations associated with only having one magnetically moveable surgical instrument at a time inside the patient’s body. In addition, this magnetically based system lacks an open architecture for third-party catheters, necessitating the development, regulatory clearance and utilization of proprietary therapeutic magnetically based catheters made by the system manufacturer or its business partners.

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

We believe our Sensei system, combined with our disposable Artisan catheters, overcomes the limitations of both hand-held catheters and magnetic navigation systems. We designed our Sensei system to have the following attributes:

•

Instinctive control. Our Sensei system utilizes computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters will be easier to use than manual catheter approaches and therefore have the potential to reduce the variability of procedure times, improve efficacy and enable new or additional procedures to be performed. In addition, we believe this instinctive control enables physicians to be trained in the use of our Sensei system in a relatively short period of time which can increase the number of physicians who are capable of performing these catheter-based procedures.

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

•

Reducing x-ray radiation exposure. Our Sensei system allows the primary physician to conduct procedures away from the radiation field or in an adjacent room which greatly reduces their radiation exposure.

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

Since the commercial launch of our Sensei system, an increasing number of clinical studies have been performed evaluating, among other things, the clinical experience of using our system for physicians and patients. Most of the studies compare robotic versus manual procedures and describe differences in efficacy and treatment outcomes, procedure times, power use and power settings, complication rates, and fluoroscopy time (exposure to radiation). While there remain a number of studies underway, and the current body of completed studies represent in the aggregate a limited number of procedures, we are encouraged by some of the early conclusions regarding the benefits of our technology. For example, at IKEM in Prague, Professor Kautzner, in his pilot study of 16 patients treated manually versus 22 with robotic assistance, found that robotic navigation was associated with a statistically significant reduction in radiation exposure to the patient, reduced energy requirements, shorter procedures and low complication rates. Another larger single center study of 390 patients at St. David’s Medical Center in Austin, Texas demonstrated reductions in radiation exposure and power settings, with equivalent low complication rates to the manual arm. As additional studies conclude and a greater body of cases are performed we believe there will be greater empirical data for the acceptance and adoption of our products and technology.

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

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force TechnologyTM to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008. In the third quarter of 2009, we introduced Sensei X, our new generation Sensei system.

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

Our disposable Artisan catheter and guide are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our Artisan catheter has a programmable chip that prevents use of an Artisan catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. In fall of 2009, we introduced our Artisan eXtend catheter, which provides improved flexibility and ease of use. However, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Our manufacturing group is testing a revised catheter design which we expect to be able to ship to customers later this year.

We expect to begin shipping the Lynx catheter, a standard sized, flexible, integrated irrigated ablation catheter in the second half of 2010 outside of the United States. This catheter is the culmination of our development work on improvements in catheter design, flexibility, and control, and in the development program of the irrigated RF ablation tip. Our preclinical work as well as engineering clinical work continues to confirm that the quality of ablation, cooling capabilities, and navigation and control capabilities of this catheter are consistent with our requirements. We believe the Lynx will provide users the opportunity to use a flexible, integrated, irrigated ablation product that also affords them the opportunity of reducing the disposable procedure cost.

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

Multiple published clinical studies show that the use of the CoHesion Module results in the reduction of radiation exposure to the patient compared to conventional procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA clearance for the CoHesion Module in the United States at the end of the second quarter of 2008.

Our Strategy

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei system and the system we are developing for vascular procedures will accomplish this objective by improving patient outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for primary physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our initial products for EP procedures in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

Elements of our strategy include:

•

Focus on key institutions and thought leaders to encourage adoption of our Sensei system. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of EP procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our Sensei system. Through December 31, 2009, we have shipped a total of 81 Sensei systems worldwide and recognized revenue on a total of 69 Sensei systems, consisting of 48 in the United States and 21 in Europe. The installation sites range from large university medical centers to community hospitals.

•	Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. Currently, we are seeking to develop a new system and catheter for use in the arterial vascular system that we expect will feature advanced electrical, mechanical, and sensing capabilities that will permit development of both more complex as well as simpler catheters. We believe this platform and its clinical capability could provide us access to significant markets beyond EP. We are currently targeting a clinical study during the second half of 2010 and receipt of regulatory approvals including 510(k) clearance in the United States and CE mark in the European Union estimated in the first quarter of 2011. We believe that a robotic system with flexibility, in terms of tools and disposables, has the potential to allow us to address broadly market needs for both complex interventions as well as simpler cases.

•

Increase use of our Sensei systems and Artisan catheter. Following the initial placement within a given hospital, we will endeavor to expand the number of physicians who use our Sensei system. Our goal is to increase usage per system, leading to higher volume sales of our disposable Artisan catheter and sales of additional Sensei systems at each hospital. Through December 31, 2009, we estimate approximately 3,000 procedures have been performed using our Sensei system and Artisan catheter.

•

Expand potential applications for our Sensei system. We intend to conduct post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. We also intend to develop relationships and pursue clinical research with leading cardiologists in order to develop and expand the range of clinical applications for our Sensei system in the fields of EP and interventional cardiology, and to capitalize on such relationships to apply our Sensei system to areas of unmet need within cardiovascular disease. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have proposed a clinical trial to the FDA for the use of our Artisan catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. We are currently finalizing an approximately 300 patient study protocol and estimate enrolling our first patient in the second quarter of 2010 and completing enrollment by the end of 2010. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

•

Leverage the open architecture of our Sensei platform. We believe that our broad compatibility with key imaging and visualization technologies will facilitate adoption of our system in the marketplace. We also believe that adoption of our system will be enhanced because physicians will be able to use existing approved catheters in the lumen of our Artisan catheter. We plan to collaborate with manufacturers of disposable interventional products and imaging equipment to optimize compatibility with future enhancements of our Sensei system. Further, our open architecture allows us to benefit from third-party development efforts that advance current catheter and imaging technologies. For example, we are encouraged with the recent movement within imaging technology companies to create a convergence of surgical operating rooms and interventional suites into hybrid interventional operating labs. We believe this convergence of imaging for intervention and operative intervention is consistent with our strategy to create increase efficacy, safety and efficiency through the pairing of visualization and imaging technology with our flexible robotics.

•

Focus commercial, clinical, and engineering activities to drive adoption and utilization of the Sensei technology in electrophysiology. We have, during 2009, significantly streamlined our product development strategy to focus our efforts on projects with the highest level of clinical value and which we believe will have attractive returns on investment. We have also reoriented our investments in marketing and clinical marketing to better educate the physician community as to the benefits of our technology. We believe that through both simultaneous broad and focused physician interaction, publications of our clinical experiences, dissemination of those experiences, and engagement of current and new users, we can positively affect system utilization. We also believe that committing to utilization and physician interaction we will also drive improvements in adoption of the technology.

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

Vascular Market

We are currently developing a new robotic platform and catheter set to facilitate vessel navigation, selective angiogram generation, robotic guide-wire control, and therapeutic device placement and delivery. We believe that our technology has the potential to improve efficacy, safety and efficiency for a number of procedures that can generally be grouped into the category of endovascular therapies. From simple, straightforward procedures, to complex, challenging endovascular procedures, we believe robotic catheter control may (1) allow clinicians to perform procedures less invasively, (2) reduce radiation exposure to patient and physician, and (3) reduce the likelihood of failure, complications, and prolonged procedure times. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, renal and mesenteric vessels. There are approximately 2 million of these procedures performed in the United States alone each year, with approximately half of these procedures performed in the heart. For comparison, there are approximately 150,000 electrophysiology procedures performed in the United States per year with approximately one third to one quarter of those for atrial fibrillation. Peripheral vascular procedures, which account for about half of total vascular procedures volume, are growing at between 10 to 40 percent year over year, depending upon the type of procedure.

Complex vascular procedures, which we estimate range from 10% to 20% of endovascular interventions, have limited technical success, longer procedure times, and fluoroscopy use, and expose the patient to significantly increased risks of adverse events and extended hospitalizations. We believe that robotic control of the tip of the catheter can make navigation to the anatomical area of interest inside an artery both easier for the physician and safer for the patient, as well as facilitate the proper placement of a stent, graft or other therapeutic or implantable device. In particularly diseased or tortuous arteries, facilitation of steering of the catheter and providing the precision to avoid point contact with atheromatous disease present in the vessel wall may facilitate procedures that are now difficult to do and could positively impact outcomes by avoiding the dislodgement of embolic debris inside the vessel which can lead to vessel perforation, embolization or stroke. For some patients with particularly challenging anatomy or lesions, robotic catheter control may enable endovascular procedures in situations that might conventionally have been treated surgically. In these circumstances, we believe there may be significant clinical and economic benefits to the patient, physician, and hospital. In addition, as with EP applications, we believe the use of robotic catheter control can lead to material reductions in radiation exposure to the physician, and potentially, the patient. Remote navigation using the Sensei system has already demonstrated significant reductions in radiation exposure to patient and physician in electrophysiology applications. Finally, robotic catheter control (for simpler or off-the-shelf devices) has the potential to provide the improvements in radiation exposure reduction and 3D visualization of anatomic targets for more straightforward endovascular or interventional cases.

We also believe there is the potential to convert surgical cases to endovascular cases using robotic catheter control, an innovation that could, if achieved, materially affect the course of endovascular disease management.

Our new vascular robotic system is being designed and engineered to meet the needs of vascular surgeons, interventional cardiologists and interventional radiologists, and will extend the current Hansen Sensei architectural achievements in robotic catheter manipulation, catheter design, robotic capabilities, instinctive control, and data visualization. The architecture is intended to constitute a platform that we believe will extend our robotic capabilities significantly, and therefore depart from the current Sensei architecture in the following ways:

1.	Novel catheter architectures will be employed which will require innovations in both the catheter and control architectures. We expect the catheters will be smaller in diameter, have thinner walls, be more flexible, and will be able to accommodate standard therapeutic device delivery.

2.	We believe novel robotic technology with substantially more control mechanisms and sensing technology will provide a broader base of capabilities to selectively employ in a suite of tools for endovascular intervention and, in the future, structural heart interventions. The bedside core system and manipulator, which will include the rack, bedside robot, setup joint and bedside box, is being designed to manipulate more delicate catheters with more degrees of freedom over longer travel distances.

We anticipate the vascular robotic system to be used in a variety of endovascular interventions, which may encompass the vascular applications described below. We will first focus on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid, and neurovascular areas with future development.

Potential endovascular interventions

Lower Extremity Artery Stenting. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of stenting procedures of the ilio-femoro-popliteal segment in the US and in Europe in 2009 approximate 300,000 and 250,000, respectively. The lower extremity market continues to be a fast-growing market showing constant device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the vascular system may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more consistent procedure times. In addition, the vascular system has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper wire and catheter selection, and alleviate physician’s stress and frustration and opportunity for delay, complication, or technical failure. We also believe that by providing user-friendly control of a guidewire and the catheter tip and through the provision of increased catheter support, the vascular system may increase the success rate of crossing CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure by limiting uncontrolled guidewire fishing, and enable more endovascular specialists to expand their practice to include the treatment of CTOs.

Renal, Mesenteric and Celiac Artery Stenting. According to Millennium Research Group, the number of renal artery stenting procedures performed in 2009 in the US and in Europe was approximately 140,000 and 40,000, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with atherosclerotic plaque present in the vessel wall may limit the risk of distal embolization during vessel access and navigation, and could positively impact clinical outcomes of renal, mesenteric and celiac artery stenting.

Abdominal and Thoracic Aortic Aneurysm Repair. Abdominal aortic aneurysms, or AAAs, are the 13th-leading cause of death in the US. There are over 1.2 million people with an AAA in the US and only about 180,000 (15%) are diagnosed. About 1/3 of AAAs will rupture if untreated. According to Millennium Research Group, in 2009, the number of abdominal and thoracic aneurysm endovascular repairs performed in the US and in Europe was approximately 50,000 and 20,000, respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and faster recovery times, which reduce costs of convalescence and perioperative complications and make EVAR a cost-effective solution to medical institutions.

EVAR, however, is in part technically challenging in situations where cannulation of portions of the graft must be achieved under fluoroscopy, or vessel embolization must be achieved prior to deployment of the endograft. The complex anatomy and the difficulty of controlling wires and catheters in an enlarged, diseased aorta may produce significant variability in procedure times, fluoroscopy use, and complication rates in patients needing pant leg grafts, or fenestrated or branched grafts. We believe that our vascular system may be able to provide a more systematic approach to vessel and graft cannulation, which may result in shorter, more consistent procedure times, improve radiation exposure and use of contrast, and reduce the level of stress and frustration of the operator.

Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of carotid artery stenting procedures performed in 2009 in the US and in Europe was approximately 70,000 and 30,000, respectively. The growth of CAS has been hindered by controversial clinical results. Carotid artery stenting is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long term efficacy. Studies by Faggioli et al. have shown that common carotid tortuosity and complex aortic arch anatomy, such as Type II and Type III aortic arches, which tend to be seen in the elderly and patients at high risk for surgical complications, seemed to be key contributors to procedure complexity and unpredictability, and significant drivers of technical failure and neurologic complications. We believe that by enabling fine control of the catheter tip and increased catheter stability, the vascular system could provide a safer, systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, resulting in more consistent procedure times, and reducing physician’s fatigue caused by the lack of control of the distal end of conventional catheters

Coronary Artery Stenting and Chronic Total Occlusion Crossing. According to Millennium Research Group, the number of percutaneous coronary interventions in 2009 in the US and in Europe was approximately 1,000,000 and 700,000, respectively.

Based on physician interviews we have conducted, technical difficulties associated with coronary artery stenting seem to originate from the lack of stability of the distal section of the guiding catheter and from limited ability of catheters and guidewires to cannulate acutely angulated coronary branches. We believe that by providing stability and steering at the tip of the catheter, as well as instinctive driving of the catheter, the vascular system may be able to cannulate branches more effectively. We also believe that active catheter control through tip steering and catheter pull wire manipulation can provide increased stability at the site of intervention and may decrease the risk of having the guiding catheter be dislodged out of the coronary artery during wire manipulation and therapy delivery.

Value of vascular robotic system

Value to the hospital. We believe a vascular robotic system may provide hospitals with the opportunity to deliver better patient care, by providing a safer alternative to conventional endovascular technique using flexible robotic technology. By reducing procedure times and streamlining endovascular interventions, our vascular system could help hospitals increase their catheter laboratory utilization and throughput and manage case scheduling more efficiently. We also believe that converting surgical cases to endovascular cases may have a significant effect on length of stay, the likelihood of costly and time consuming complications, and may reduce the risk of complication related and radiation exposure related lawsuits. The vascular system also has the potential to improve inventory management, by reducing the number of conventional catheters and guidewires required to be in stock.

Value to the physician. We believe that by providing an instinctive, controlled, systematic approach to vessel navigation, a robotic system for vascular applications may reduce the number of catheter and guidewire exchanges required to complete endovascular interventions, simplify catheter and guidewire selection, and minimize the challenges provided by the lack of control of the distal end of conventional catheters. The vascular system also has the potential to lower the learning curve for endovascular interventions and enable physicians to perform more complex cases. Finally, by enabling remote catheter control and vessel navigation, and by providing an ergonomically friendly environment, the vascular system may help reduce physician’s back pain and exposure to harmful radiation.

Value to the patient. We believe that a robotic system for vascular applications may be able to provide patients with a safer alternative to conventional catheter-based interventions. By limiting the need for the operator to rely on vessel wall interactions to cannulate and navigate vessels with the catheter, patients may benefit from lower intra-procedural complications, lower radiation exposure and contrast use, shorter procedure time, and superior delivery of therapy. In addition, we believe that a robotic system for vascular applications may reduce the volume of conversions to surgery, and allow more complex cases to be performed using the less invasive, endovascular approach, which will result in shorter recovery times.

Other potential applications in interventional cardiology

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

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we will work together with St. Jude to develop certain mutually agreed-upon products. The first product developed under the joint development agreement is our CoHesion Module, a newly-integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA approval for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2009, 50 of the 81 systems we have shipped are configured with the CoHesion Module.

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

Under the terms of our co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. Pursuant to a separate agreement, St. Jude is the exclusive distributor for our Sensei system in France. We maintain the right to sell the integrated system and retain additional exclusive rights in specified countries outside of the U.S. In addition, we retain the unrestricted right to market our Sensei system and Artisan catheter without St. Jude products. The initial term of the co-marketing agreement is until May 31, 2010.

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

Additionally, in the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we will, with support and collaboration from Philips, seek to develop a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, we will pay Phillips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

Research and Development

As of December 31, 2009, our research and development team, excluding those who are now involved primarily in regulatory and quality functions, consisted of 55 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in four major areas:

•	continuing to enhance the capabilities of our existing Sensei system and Artisan catheter through ongoing product and software development;

•	designing a new platform for using our technology for endovascular procedures;

•	developing new capabilities for our Sensei system;

•	designing new proprietary disposable interventional devices for use with our system; and

•	developing new applications for our technology and related additions to our Sensei system, new control catheters, or integration with other imaging technologies or other modalities.

Our research and development team works independently and with other manufactures of EP lab equipment to integrate our open architecture platform with key imaging, location sensing and information systems in the EP labs. We also collaborate with a number of highly regarded electrophysiologists and cardiologists in key clinical areas in search of new applications for our technology.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $19.8 million $25.6 million and $19.0 million in 2009, 2008 and 2007, respectively.

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

We are still gaining experience as a company in the marketing, sale and distribution of our products. As of December 31, 2009, we had a direct sales force, clinical support team and marketing team of 31 employees, but we intend to continue to grow this team, which can be expensive and time consuming.

Our sales and marketing process consists of two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

Through December 31, 2009, our end users fall into three broad categories:

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

Hansen Medical has invested in and has completed redevelopment on the Flexible Robotics program for customer hospitals. We have devoted considerable effort in 2009 in developing a comprehensive solution to improve the tools available to our customers in marketing their new Sensei system and robotic electrophysiology program. The Flexible Robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic electrophysiology program as a celebration of the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements necessary to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels.

Customer Service and Support

We are building an infrastructure for customer service and support activities to address the needs of our growing installed base. As of December, 31, 2009, we had a customer service and support team of 14 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers in the United States and the European Union via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

At December 31, 2009, we had a manufacturing team of 48 employees. We manufacture our Sensei systems and Artisan catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our Sensei system are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

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

Artisan catheter and guide catheter assembly

Our Artisan catheter consists almost entirely of custom parts which we have designed and are manufactured either by us or by contract manufacturers to our specifications. We currently assemble Artisan catheters in-house. We outsource the manufacture of certain other disposable products, including sterile drapes used with our system in EP procedures. We also manufacture prototype disposables to facilitate future product development.

Software

We develop the software components of our Sensei system, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, from November 29, 2007 through December 4, 2007. This was the first FDA inspection of our company. The inspection has closed and the FDA did not identify any deficiencies in our quality systems or operations as a result of that inspection. Our existing quality management system passed European Notified Body audits in 2006, 2007, 2008 and 2009, and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to comply with the FDA requirements or maintain ISO 13485 standards in the future, we may be subject to FDA enforcement action or required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

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

Plexus Purchase Agreement

In October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus. Under the agreement, Plexus manufactures parts for us in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. The agreement was extended in September 2009 and will remain in effect through September 2011 unless terminated sooner according to provisions in the agreement. The agreement may be extended upon mutual agreement by both Plexus and us. If we are unable to extend this agreement we may not be able to identify alternative sources in a timely fashion and the resulting transition to alternative manufacturers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products.

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

For 2010, the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, calculated a rate reduction of 21.2%. The Department of Defense Appropriations Act of 2010 established a zero percent Medicare physician update through February 28, 2010. This was further extended through March 31, 2010 by the Temporary Extension Act of 2010. On March 10, 2010, the U.S. Senate approved the American Workers, State and Business Relief Act of 2010 (H.R. 4213) which would delay the rate reduction until October 1, 2010. The U.S. House of Representatives is currently considering this same bill. In addition, currently pending in the Senate is the House of Representatives’ Medicare Physician Payment Reform Act of 2009 (H.R. 3961), which would prevent the rate reduction by restructuring the formula that forms the basis of the Medicare Physician Fee Schedule payments. If Congress fails to intervene to prevent the 21.2% rate reduction, the resulting decrease in payment could adversely impact our business.

In addition, CMS also implemented revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the revised Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal year 2008. CMS updates the MSDRG annually effective October 1 through September 30th of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly.

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

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and Artisan catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2009, we licensed or owned 25 issued U.S. patents and over 110 pending U.S. patent applications, 10 granted foreign patents and over 35 pending foreign applications. We also share the rights to over 240 issued U.S. patents, over 80 pending U.S. patent applications and over 140 pending or granted foreign applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Inc., as part of the litigation settlement entered in January 2010. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

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

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan Extend,” “Hansen Artisan,” “Instinctive Motion,” “Lynx” and “CoolSense,” We have obtained trademark registration in the United States for, and claim trademark right in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Fine Force Technology” and “IntelliSense.”

Cross License Agreement with Intuitive Surgical

On September 1, 2005, we entered into a cross license agreement with Intuitive. Pursuant to this agreement, Intuitive granted us a co-exclusive, worldwide license in the field of intravascular approaches for the diagnosis and treatment of cardiovascular, neurovascular and peripheral vascular diseases. In return, we granted Intuitive a co-exclusive, worldwide license in the fields of endoscopic, laparoscopic, thoracoscopic or open diagnosis and/or surgical procedures, including endoluminal applications in gastrointestinal, respiratory, ear, nose and throat, urologic and gynecologic surgery. These licenses cover our and Intuitive’s patents and patent applications that were filed on or prior to the date of the agreement, as well as later filed divisionals, continuations and continuations in part with respect to the matters that were part of the original patents and patent applications as of the date of the agreement, but not any other later-filed patents and patent applications. In addition, these licenses cover all trade secrets and other know-how that we and Intuitive disclosed to each other prior to the date of the agreement. Each party retained full rights to practice its own technology for all purposes. As consideration for the licenses granted by Intuitive, we issued 125,000 shares of our Series B preferred stock to Intuitive in 2005 (which converted into 125,000 shares of our common stock at the time of our initial public offering) and owe royalties to Intuitive on certain product sales, including annual minimum royalties of $200,000. We will not receive any royalties or other compensation from Intuitive under the agreement.

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

On January 12, 2010, in association with the agreements signed as a result of our settlement with Luna Innovations, Inc, we entered into a cross license agreement with Intuitive, under which we and Intuitive granted each other royalty-free, non-exclusive licenses within the medical robotics field to certain fiber optic shape sensing/localization technology owned or in-licensed by each party as of the effective date of the agreement or within the five-year period after the effective date of the agreement. The non-exclusive licenses can only be sublicensed in connection with each party’s respective products, except for our right to sublicense for single degree of freedom medical devices.

In addition, we and Intuitive granted each other royalty-free, co-exclusive licenses within the medical robotics field to certain fiber optic shape-sensing/localization technology developed in whole or in part by Luna for each party. The co-exclusive licenses can only be sublicensed in connection with each party’s respective products, except that we may freely sublicense single degree of freedom medical devices. We have the right, along with Intuitive, to enforce the co-exclusively licensed intellectual property. The term of this agreement is until the expiration of the last to expire of the patents licensed under the agreement, unless extended or shortened by mutual agreement.

License Agreement with Mitsubishi Electric Research Laboratories

On March 7, 2003, we entered into a License Agreement with Mitsubishi Electric Research Laboratories, Inc., or Mitsubishi. Pursuant to this agreement, we obtained an exclusive, worldwide license to certain Mitsubishi patents and related know-how for use in the field of therapeutic or diagnostic vascular or endoluminal intervention involving robotics, automation or telemanipulation. In consideration for such license, we issued 9,375 shares of our common stock to Mitsubishi and paid commercialization milestones. Additionally, we owe minimum annual royalties of $100,000 which reduces to $55,000 if the license becomes non-exclusive and royalties on certain product sales, subject to an annual royalty cap. Under the agreement, we are obligated to use reasonable commercial efforts to commercialize royalty-bearing products. The agreement may be terminated by Mitsubishi in the event of an uncured material breach by us. In addition, we can terminate the agreement for any reason with advanced written notice to Mitsubishi.

License Agreement with Luna Innovations, Inc.

On January 12, 2010, we entered into license agreement with Luna Innovations, Inc., or Luna. Under the license agreement, Luna granted us a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed in connection with our products, except that we can grant full sublicenses to third parties for single degree of freedom medical devices. Intuitive received a corresponding co-exclusive license within the medical robotics field from Luna under a separate license agreement between Intuitive and Luna. Under the license agreement, Luna also granted to us a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape-sensing/localization technology for non-robotic medical devices, which license is exclusive (and fully sublicenseable) within the orthopedics, vascular, and endoluminal fields and otherwise co-exclusive with Luna. We have the right along with Intuitive to enforce the intellectual property licensed by Luna within the medical robotics field, and the Company has the sole right to enforce such intellectual property for non-robotic devices in the orthopedics field, the vascular field and the endoluminal field.

The license agreement provides for the Company to grant to Luna a nonexclusive, sublicenseable, royalty-free, fully paid, perpetual and irrevocable license under certain of our fiber optic shape sensing/localization technology outside of the medical robotics field and outside the orthopedics, vascular and endoluminal fields. In this agreement, Luna confirmed the our ownership of certain intellectual property developed in whole or in part by Luna under the parties’ prior development agreement as well as ownership of certain Hansen patents in the event it is determined that any Luna personnel are inventors with respect to such patents.

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

•

New approaches. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures. Some of these companies may attempt to use robotic techniques to compete directly with us, such as Corindus, Inc. and Catheter Robotics, Inc. We believe, however, that several of these solutions merely involve robotic control of typical manual devices like off the shelf wires and catheters. We believe that, solely from a clinical perspective, the inability to more effectively control these devices robotically at their tip is a significant departure from the value we have realized through the application of flexible robotics. Many potential competitors also have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP lab.

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

We cannot assure you that the FDA will grant 510(k) clearance to our Sensei system and disposable Artisan catheter for other uses including for ablation procedures, or what additional data, beyond the planned clinical trial, the FDA will require us to submit data as part of the 510(k) process for other uses. The FDA could even deny 510(k) clearance for other uses and require us to seek PMA approval.

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

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an nonsignificant risk device eligible for more abbreviated IDE requirements. We have submitted an IDE with a proposed clinical trial to the FDA for the use of our Artisan catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. Even if a study is completed and submitted to the FDA, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product.

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

The American Recovery and Reinvestment Act of 2009, or ARRA, commonly referred to as the economic stimulus package, includes sweeping changes to HIPAA that expand HIPPA privacy and security standards and will likely lead to increased federal and state enforcement standards. The legislation, which was signed into law on February 17, 2009, includes the Health Information Technology for Economic and Clinical Health Act. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to covered entities’ “business associates”—independent contractors of those covered entities that receive or obtain protected health information in connection with providing a service on their behalf. Accordingly, this new legislation effectively expands HIPAA as a vehicle to regulate anyone servicing the healthcare industry that has access to protected health information. ARRA also increases the civil and criminal penalties that may be imposed and gives state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

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

Employees

As of December 31, 2009, we had 173 employees, 42 of whom were engaged directly in research and development, 62 in manufacturing and service, 25 in general administrative and accounting activities, 13 in regulatory, clinical affairs and quality activities and 31 in sales and marketing activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to Our Business

We have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified or develop in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

In assessing the results of an investigation conducted by the audit committee of our board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management has identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, audit adjustments identified in connection with the audit of our December 31, 2009 financial statements resulted in material weaknesses. We evaluated our controls in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. While many remedial measures were undertaken to correct the control structure under which the errors occurred, not all remedial measures were complete as of December 31, 2009 and not enough time had passed under those remedial measures. As such, we continue to report material weaknesses in our internal control over financial reporting as of December 31, 2009. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, the application of our control environment, information and communication, revenue recognition process and complex arrangements is set forth in Part II Item 9A “Controls and Procedures.”

We have adopted, or are in the process of adopting, various remedial measures that are designed to improve our internal controls over the accounting for and disclosure of compliance with our revenue recognition process and accounting for complex arrangements. We cannot assure you, however, that these remedial measures will be effective. We also cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have been named as a defendant in three class action lawsuits and three shareholder derivative lawsuits that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our executive officers and directors, are defendants in three securities class action lawsuits and three shareholder derivative lawsuits. These lawsuits are described under the heading Item 3. “Legal Proceedings.” Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

The matters relating to the investigation by the audit committee of our board of directors and the restatement of our consolidated financial statements may result in governmental enforcement actions and additional litigation.

On October 15, 2009, the audit committee of our board of directors, upon the recommendation of management, concluded that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 (collectively, the “Prior Periods”) should no longer be relied upon because of errors in those financial statements, some of which arose from potential irregularities outside of the accounting department. On November 9, 2009, the audit committee of our board of directors, upon recommendation of management, concluded that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007 should also no longer be relied upon because of an error in those financial statements regarding the recognition of revenue on one Sensei Robotic Catheter System sold to a distributor in the quarter ending December 31, 2007. As a result of our investigation, we have identified systems for which revenue should have been recognized in a later period than the period in which it was recognized and revenue on systems that should have been deferred.

For more information on these matters, see Part II Item 9A, “Controls and Procedures.”

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business. As a result of the restatement, we have become subject to a number of risks and uncertainties, including the possibility of further governmental investigations and enforcement actions and additional stockholder litigation and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue and we will continue to incur additional restatement-related accounting and legal costs.

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

One of our current officers and employees and the current members of our Board of Directors are the subject of pending lawsuits related to our restatement and other current or former officers, employees or directors may become the subject of lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008 and April 2009 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of December 31, 2009, we were in compliance with all specified financial covenants. However, we anticipate that, by the end of the second quarter of 2010, if we are unable to raise sufficient additional capital, we will violate the liquidity covenants of the loan and security agreement. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement, our ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of December 31, 2009. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of December 31, 2009, we have also received regulatory approvals in Russia, Thailand and Australia. The future success of our business will depend on our ability to manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system and impair our financial position.

We are currently finalizing an IDE for an approximately 300 patient study for the treatment of atrial fibrillation and expect to enroll our first patient in the second quarter of 2010 and complete enrollment by the end of 2010.

Enrollment of patients in trial could be delayed for a variety of reasons, including:

•	obtaining FDA IDE approval for the study;

•	reaching agreement on acceptable terms with prospective clinical trial sites;

•	obtaining additional institutional review board approval to conduct the trial at a prospective site; and

•

obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the willingness of patients to randomize to manual catheter control, the proximity of patients to clinical sites and the eligibility criteria for the trial.

Once our trial has begun, the completion of the trial, and any future clinical trials, could be delayed, suspended or terminated for several reasons, including:

•

ongoing discussions with regulatory authorities regarding the scope or design of our preclinical results or clinical trial or requests for supplemental information with respect to our preclinical results or clinical trial results;

•	our failure or inability to conduct the clinical trials in accordance with regulatory requirements;

•

sites participating in the trial may drop out of the trial, which may require us to engage new sites or petition the FDA for an expansion of the number of sites that are permitted to be involved in the trial;

•	patients may not enroll in, remain in or complete, the clinical trial at the rates we expect;

•

patients in either the control or test arm of the trial may experience serious adverse events or side effects during the trial, which, whether or not related to our products, could cause the FDA or other regulatory authorities to place the clinical trial on hold; and

•	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices.

If our clinical trials are delayed it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation and generate revenues from such product. Moreover, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

Even if we complete our trial for the treatment of atrial fibrillation or other clinical trials, these trials may not produce results that are sufficient to support approval of a PMA or 510(k) application.

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation demonstrates non-inferiority to manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require a us to file a PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

Even if we obtain the necessary regulatory approvals, our efforts to commercialize our Sensei system for atrial fibrillation or vascular disease, we may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

If we obtain regulatory approval to market our Sensei system for uses other than mapping electrophysiology procedures, such as the treatment of atrial fibrillation or vascular disease, our ability to generate revenue will depend upon the successful commercialization of our Sensei system for such indications. Our efforts to commercialize our Sensei system may not succeed for a number of reasons, including:

•	our Sensei system may not be accepted in the marketplace for other treatments by physicians;

•	we may not be able to sell our Sensei system and Artisan catheter at a price that allows us to meet the revenue targets necessary to generate revenue for profitability;

•	we, or the investigators of our product, may not be able to have information on the outcome of the trials published in medical journals;
•	the availability and perceived advantages and disadvantages of alternative treatments;

•	any rapid technological change may make our products obsolete;

•	we may not be able to have our Sensei system manufactured in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the development and commercialization of our Sensei system; and

•	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in electrophysiology procedures, we may never achieve profitability and may be forced to cease operations.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Potential customers with limited capital budgets may decide to spend those dollars on proven technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Financial market conditions in the U.S. and the European Union, including especially the credit and capital markets, continue to be highly volatile and uncertain. As a result, many potential customers delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. Financial market conditions are likely to continue to be volatile into the future. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. In the United States, we market our Sensei system and Artisan catheter through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

Outside the United States, primarily in the European Union, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select appropriate distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our Sensei system and Artisan catheter in the European Union or if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable Artisan catheters effectively, to appropriately phase in new products and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Our manufacturing group is testing a revised catheter design which we believe we will be able to ship to customers later this year. This catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

In addition, all of our operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations.

We may not be able to develop and commercialize the robotic platform and catheter suite for endovascular procedures as planned.

We intend to develop and commercialize a novel robotic platform for vascular intervention. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing the platform to function as intended, which may lead to performance errors or other defects in the platform. Any such malfunctions could result in delays in our 510(k) submission to the FDA, negative press, lack of physician adoption of our system, higher than expected service claims and litigation. Furthermore, we have not previously manufactured the robotic platform for vascular intervention on a commercial scale and we may encounter unexpected manufacturing problems when scaling up the production of the new platform. Any of these issues could negatively impact out business financial condition and results of operations.

Our reliance on third-party manufacturers and on suppliers, and in one case, a single-source supplier, could harm our ability to meet demand for our products in a timely manner or within budget, and could cause harm to our business and financial condition.

We depend on third-party manufacturers to produce most of the components of our Sensei system and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our Sensei systems and for our Artisan catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system. We also obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We are currently finalizing the protocol for an approximately 300 patient study for the treatment of atrial fibrillation and hope to enroll our first patient in the second quarter of 2010 and complete enrolment by the end of 2010. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

•	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;

•	the data from our preclinical studies and clinical trials may be insufficient to support approval;

•	the facilities of our third-party manufacturers or suppliers may not meet applicable requirements;

•	our compliance with preclinical, clinical or other regulations;

•	our inability to meet the FDA’s statistical requirements or changes in statistical tests or significance levels the FDA requires for approval of a medical device, including ours; and

•

changes in the FDA approval policies, expectations with regard to the type or amount of scientific data required or adoption of new regulations may require additional data or additional clinical studies.

Furthermore, in order to market our Sensei system outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheters in May 2007, but we may be required to seek separate clearances from the European Union in order to market our Sensei system for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all.

Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearances for our Sensei system and other products, including our proposed vascular system, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and Artisan catheters are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, they may choose not to use our Sensei system.

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and Artisan catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have validated our assessment of the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing early clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one unpublished study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enable by the Sensei system would harm sales. Furthermore, we plan to develop a robotic system for the treatment of vascular diseases, and there is no clinical data for the proposed systems safety and efficacy. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

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

We have incurred substantial losses since inception and anticipate that we will incur continued losses for the foreseeable future, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. At December 31, 2009, we had an accumulated deficit of $220.2 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. If we are unable to raise sufficient additional capital in the second quarter of 2010, we anticipate that we will violate the liquidity covenants of our loan and security agreement with Silicon Valley Bank. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement, our ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of December 31, 2009. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses to increase moderately and general and administrative expenses to decrease moderately in 2010 from 2009 levels as we continue our product engineering efforts to develop a new platform for use in vascular surgery, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have proposed a clinical trial to the FDA for the use of our Artisan catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Thus, efforts are underway to eventually seek regulatory clearance for the use of our Sensei system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters. Our business and future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

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

Our Sensei system is still considered a new technology and must compete with established manual interventional methods and methods of our competitors, such as Stereotaxis, Inc., in remote navigation. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market since 2003, four years earlier than our Sensei system, has been adopted by a number of leading clinicians. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing during 2009, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the year ended December 31, 2009, net cash used in operating activities was $39.2 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system. If we are unable to raise sufficient additional capital in the second quarter of 2010, we will violate the liquidity covenants of the loan and security agreement. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement, our ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of December 31, 2009.

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of future regulatory clearances;

•	the revenue generated by sales of our current and future products;

•	the gross margins generated by our revenues and cost of sales;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the cost of legal fees relating to shareholder lawsuits;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

If adequate funds are not available, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas or we may be unable to address successfully financial and technology risks associated with new applications, including applications for the vascular market.

Our Sensei system is designed to have the potential for applications beyond electrophysiology, including in a variety of endoscopic procedures which require a control catheter to approach diseased tissue. We further believe that our Sensei system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our Sensei system. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our electrophysiology applications as well as the development of non-electrophysiology applications.

We are dedicating significant resources to the development of a product for vascular applications. Such development efforts may not be successful, may not achieve regulatory approval, may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

If we fail to maintain collaborative relationships with providers of imaging and visualization technology on terms favorable to us, or at all, our Sensei system may not be able to gain market acceptance and our business may be harmed.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. St. Jude has introduced and is promoting a new version of its Ensite system that initially is not compatible with our CoHesion Module; however, St. Jude continues to promote its early version of Ensite and has indicated that it plans to achieve compatibility with the new Ensite system over time. The initial lack of compatibility may adversely affect the sales of the CoHesion Module and the Sensei system until compatibility is achieved.

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

Our costs could substantially increase if we receive a significant number of service claims.

We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is installed. The associated expenses are charged to cost of goods sold as incurred. We have a very limited history of commercial placements from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal 2008. The Centers for Medicare & Medicaid Services update the MSDRG annually effective October 1 through September 30th of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, we cannot predict the full impact any rate reductions will have on our future revenues or business.

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

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

We currently have an interim Chief Financial Officer and are actively conducting searches for additional senior management personnel, including a search for a Chief Operating Officer or Chief Executive Officer. We are conducting a search for a Chief Operating Officer or Chief Executive Officer in order to augment our experience in managing emerging businesses and to enable Frederic Moll, M.D., our founder and current Chief Executive Officer, to dedicate more effort towards formulating our clinical product development strategy, particularly as it relates to our opportunity in vascular applications. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

We are highly dependent on the principal members of our management and scientific staff. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the stock compensation accounting required for publicly-traded companies found in ASC 985-605. The adoption of this accounting treatment has had a significant impact on our financial statements since 2006 and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We are currently finalizing the protocol for an approximately 300 patient study for the treatment of atrial fibrillation and hope to enroll our first patient in the second quarter of 2010 and complete enrolment by the end of 2010. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 26, 2010, our stock price has fluctuated from a low of $2.21 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•

the announcement of our operating results, including the number of our Sensei systems sold during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits both on the Company and on the public perception of the Company.

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

Our executive officers, directors and stockholders holding 5 percent or more of our outstanding common stock beneficially own or control approximately 44.0 percent of the outstanding shares of our common stock as of February 26, 2010. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we were required to perform a system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result of our compliance with Section 404, we have incurred and will continue to incur substantial accounting expense and expend significant management efforts and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure continuing compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. The lease ends in November 2014, but the Company has an option to extend the lease until approximately November 30, 2019.

ITEM 3.	LEGAL PROCEEDINGS

On June 22, 2007, we filed suit in Santa Clara Superior Court against Luna Innovations Incorporated (“Luna”) alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with the Company. On July 17, 2009, following a jury award in our favor, and while certain post-trial motions were pending, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. On December 11, 2009, We entered into a settlement agreement with Luna, and on January 12, 2010, following the bankruptcy court’s approval of Luna’s plan of reorganization, the parties executed a mutual release of claims, including our claims against Luna in the Santa Clara Superior Court action, as well as claims brought in Luna’s bankruptcy action. In connection with the settlement and release, Luna issued us a secured promissory note in the principal amount of $5,000,000, 1,247,330 shares of Luna common stock (representing 9.9% of the outstanding shares of Luna common stock) and a warrant to purchase additional shares of Luna common stock. We also entered into a license agreement and a development and supply agreement with Luna. In connection with the settlement, we also entered into a cross license agreement with Intuitive Surgical, Inc. Pursuant to the settlement agreement, the Santa Clara action was dismissed on January 14, 2010.

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers: Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with Generally Accepted Accounting Principles (“GAAP”) while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders: Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. Lead plaintiffs have until April 26, 2010 to file a consolidated amended complaint. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our board of directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as our independent auditor, PricewaterhouseCoopers LLP (“PwC”): Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on

November 19, 2009: Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. To date, the plaintiffs have not announced whether they will be filing a consolidated amended complaint and the deadline for defendants to respond to the complaint(s) has not been set.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California: Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand complaints (the Brown Action does not name PwC as a defendant). Our current deadline for responding to the complaint is April 7, 2010.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates complaint and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. We have responded in writing to counsel for Ms. Baladi and Mr. Rogowski, stating that the Board is considering the demands and will respond in a reasonable time.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 26, 2010, there were approximately 278 holders of record of our common stock and 37,534,916 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table lists the low and high sales prices for each period indicated:

	2009		2008
	Low	High	Low	High
First quarter	$2.65	$8.52	$13.48	$30.93
Second quarter	3.29	7.30	13.66	19.97
Third quarter	2.55	5.22	11.72	20.20
Fourth quarter	2.41	3.82	6.00	13.77

The closing price for our common stock as reported by the Nasdaq Global market on February 26, 2010 was $2.29 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,705,613	(1)	$10.54	(2)	1,512,271	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	3,705,613		$10.54		1,512,271

(1)	Includes 3,705,613 shares issuable upon exercise of outstanding options.
(2)	Does not take into account restricted stock units, which have no exercise price.
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

	November 16, 2006	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Hansen Medical, Inc	$100.00	$94.59	$245.41	$59.18	$24.84
Nasdaq Composite	100.00	102.56	111.98	65.24	95.08
Nasdaq Medical Equipment	100.00	101.56	129.57	71.36	101.67

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

	2009(1)	2008(1)	2007(1)(2)	2006(1)	2005(3)
	(In thousands, except per share data)
Operations:
Revenues	$22,203	$23,446	$9,464	$—	$—
Loss from operations	(51,296)	(58,413)	(54,040)	(26,683)	(21,664)
Net loss	(52,449)	(57,868)	(50,859)	(26,004)	(21,403)
Basic and diluted net loss per share	(1.55)	(2.39)	(2.35)	(7.09)	(19.14)
Shares used to compute basic and diluted net loss per share	33,892	24,232	21,603	3,670	1,118

Financial Position:
Cash and cash equivalents	9,553	17,377	30,404	88,911	15,561
Short-term investments	18,726	17,846	18,148	989	20,341
Working capital	21,004	35,687	47,131	86,393	33,175
Total assets	60,741	74,134	60,031	92,790	37,641
Debt	9,803	12,476	3,309	5,223	6,541
Redeemable convertible preferred stock	—	—	—	—	61,316
Accumulated deficit	(220,190)	(167,741)	(109,873)	(59,014)	(33,010)
Stockholders’ equity (deficit)	33,753	42,843	48,626	84,772	(32,343)

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2009, 2008, 2007 and 2006 include the impact of stock-based compensation charges following our adoption as of January 2006 of current stock-based compensation standards, which were not present in 2005. Refer to Notes 2 and 10 of our Notes to the Financial Statements.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2005 include the impact of the write-off of acquired in-process research and development related to the acquisition of the assets of endoVia of $4.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2009, we had an accumulated deficit of $220.2 million. We expect our losses to continue through at least 2010 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt.

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

In November 2007, we acquired AorTx, Inc., or AorTx, an early stage company developing heart valves to be delivered in minimally invasive surgery by catheters through the skin and blood vessels. We have eliminated the research and development positions focused on developing the AorTx valve technology and in 2009, we entered into an agreement to license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders.

In November 2009, we entered into agreements with Royal Philips Electronics, or Philips, to co-develop integrated products that we hope will simplify complex cardiac procedures to diagnose and treat arrhythmias. The agreements are intended to lead to the creation of integrated product solutions by combining Philips’ Allura Xper X-Ray system with our Sensei system. The resulting innovations will seek to enable electrophysiologists to perform complex procedures with greater confidence and improved efficiency. We believe that closer integration between robotics and imaging systems will afford greater clinical capability in endovascular procedures.

Additionally, in December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we will, with support and collaboration from Philips, develop a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, we will pay Phillips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

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

Revenue Recognition

Our revenues are primarily derived from the sale of our Sensei system and the associated Artisan catheters as well as the sale of post-contract customer service. As computer software is more than incidental to the functioning of those products, our revenue recognition policy is based on authoritative accounting guidance regarding software revenue recognition. Under our policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is generally determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions, and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer.

•	Delivery.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence of fair value, or VSOE, and defer revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by authoritative guidance. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When we are not able to reasonably determine the VSOE of an undelivered element, we defer the entire arrangement fee until all elements are delivered. If we cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS.

•

Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. When no further obligations exist subsequent to the shipment of the system, we recognize system revenues upon shipment. However, substantially all of the sales contracts for our systems require installation and training. As these services are not deemed to be perfunctory, we currently defer all such system revenues until training and installation are completed.

•	Disposable Products. Ownership of our Artisan catheters and other disposable products typically passes to our customers upon shipment, at which time delivery is deemed to be complete.

•

Post-contract Customer Service Revenue. We recognize post-contract customer service revenue from the sale of product maintenance plans. Revenue from post-contract customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Sales Price Fixed or Determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, we account for the sales price as not being fixed or determinable and recognize revenue as payments become due. Our standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, we defer all related revenue until the contingency is resolved.

•

Collectability. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that collection of a sales price is not probable, we defer the revenue and recognize it at the time collection becomes probably, which is usually upon receipt of cash. Our sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under our standard warranty. If such rights were allowed, we would defer all related revenues until such rights expired.

Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If we were to make different judgments or utilize different estimates, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2009, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2009, we had not experienced other-than-temporary declines in fair value in any of our investments. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

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

Inventories

We record inventory, which includes material, labor and overhead costs, at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. These reserves are based on our best estimates after considering projected future demand. In the event that actual demand for our inventory differs from our best estimates or we fail to receive the necessary regulatory approvals, increases to inventory reserves may become necessary.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, we recorded an impairment loss of $1.1 million of property and equipment related to the termination of our relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2009, we had $13.5 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

Stock-Based Compensation

Under the fair value recognition provisions of authoritative guidance related to stock-based compensation, stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to our financial statements but does not result in the payment of cash by us. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires us to make significant estimates and judgments, including the expected volatility, the expected term of the award and the forfeiture rate. If we had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

We have selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for our stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, the award’s expected term and the forfeiture rate.

•	Expected Volatility. Our current estimate of volatility is based on a blend of average historical volatilities of our stock price and the volatility of similar entities.

•

Expected Term. We estimate the expected term based on our historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with authoritative guidance.

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

We account for compensation expense related to stock-based awards to non-employees in accordance with authoritative guidance. We record the expense of such services based on the estimated fair value of the award using the Black-Scholes pricing model. The value of the award is recognized as expense ratably over the requisite service period of the award.

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, we would record a loss and a liability. As of December 31, 2009, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2009, we had federal and California net operating loss carryforwards of approximately $149.2 million and $122.5 million, respectively. At December 31, 2008, we had federal and California net operating loss carryforwards of approximately $125.0 million and $109.4 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized. We maintained a full valuation allowance against the deferred tax asset for those net operating losses totaling $84.2 million and $64.6 million at December 31, 2009 and 2008, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous five years through 2009; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2010, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. As the result of the sale by the Company of 11,700,000 shares of Common Stock in April 2009, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing throughout 2009, deteriorating general economic and capital market conditions. We expect these fluctuations to continue in 2010, even as we plan to experience overall revenue growth as compared to 2009 levels due to what we perceive as an improvement in general capital market conditions for our customers. We do not anticipate that revenues in 2010 will be sufficient to eliminate losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary from quarter to quarter in 2010 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2010 to increase moderately as compared to 2009 levels due to our on-going development activities for the electrophysiology market, the development of a vascular platform and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2010 to decrease moderately as compared to 2009 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Acquired In-process Research and Development

Acquired in-process research and development consists of in-process research and development acquired in our acquisition of AorTx in November 2007. As the research and development acquired in the AorTx acquisition had not reached the stage of technological feasibility and had no alternative future use, the amounts were immediately written off.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Revenues	$22,203	$23,446	$(1,243)	(5)%

Revenues primarily related to the following:

	Year Ended December 31,
	2009	2008
United States Sensei system units	16	23
International Sensei system units	10	6

Total Sensei system units	26	29

Sensei system average selling price (in thousands)	$615	$677

Artisan catheter units	2,243	1,591

Artisan catheter average selling price (in thousands)	$1.6	$1.7

Post-contract customer service revenue (in thousands)	$1,879	$268

Our average selling prices of Sensei systems in 2009 as compared to 2008 were negatively impacted by pressures related to the general economic and capital market conditions which have resulted in discounting as well as by unfavorable movements in foreign currency exchange rates. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing throughout 2009, deteriorating general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in 2009 being lower than we anticipated. Sales of Artisan catheters have increased in 2009 as compared to 2008 due to the larger installed base of Sensei systems. Service revenue has increased in 2009 from 2008 as more customers transition from the first year of warranty to our post-contract customer service contracts. We expect revenue fluctuations to continue throughout 2010 even as we plan to experience overall revenue growth as compared to 2009 levels due to what we perceive as an improvement in general capital market conditions for our customers.

Cost of Goods Sold

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Cost of goods sold	$16,147	$19,165	$(3,018)	(16)%
As a percentage of revenues	72.7%	81.7%

Cost of goods sold for 2009 included stock-based compensation expense of $787,000 as compared to $710,000 in 2008. Cost of goods sold as a percentage of revenues for 2009 benefited from manufacturing efficiencies as we have reduced the cost of producing our products. This benefit was partially offset by the decreased level of sales and the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary from quarter to quarter in 2010 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Research and development	$19,828	$25,582	$(5,754)	(22)%

The change in research and development expenses in 2009 compared to 2008 was primarily due to the following:

•

A decrease of $2.9 million in employee-related expenses, including travel expenses, primarily due to a decrease of 16 in average research and development headcount and the effects of the Company’s quarterly one-week furloughs during 2009;

•	A decrease of $2.6 million in outside services, materials and overhead expenses; and

•	A decrease of $0.3 million in stock-based compensation expense, due primarily to the effects of our lower headcount and lower average stock price.

Total research and development expenses in 2009 included $2.4 million of stock-based compensation expense compared to $2.7 million in 2008. We expect research and development expenses in 2010 to increase moderately as compared to 2009 levels due to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology including vascular applications.

Selling, General and Administrative

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Selling, general and administrative	$37,524	$37,112	$412	1%

The change in selling, general and administrative expenses in 2009 compared to 2008 was primarily due to the following:

•	An increase of $3.6 million in litigation and other legal costs associated with our dispute with Luna Innovations Incorporated;

•	An increase of $1.7 million in legal and auditing costs due to the investigation of our revenue recognition practices and the restatement of our financial statements;

•

A $1.1 million charge in 2009 for the write-off of non-recoverable fixed assets related to the company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•	A $1.0 million charge for executive severance in 2009, consisting of $0.4 million of severance and $0.6 million of stock-based compensation;

•	An increase of $0.7 million in supplies, equipment and overhead expenses;

•	A decrease of $0.1 million in non-compensation marketing expenses;

•	A decrease of $0.1 million in professional service fees exclusive of Luna legal costs and costs associated with the investigation of our revenue recognition practices;

•

A decrease of $1.2 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses;

•

A decrease of $1.9 million in employee-related expenses, exclusive of executive severance, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 10 and a decrease in average sales and marketing headcount of 2, and the effects of the Company’s quarterly one-week furloughs during 2009; and

•

A decrease of $4.3 million in stock-based compensation expense, exclusive of stock compensation related to executive severance, due primarily to the effects of our lower headcount and lower average stock price.

Selling, general and administrative expenses in 2009 included $4.2 million of stock-based compensation expense compared to $7.8 million in 2008. We expect our selling, general and administrative expenses in 2010 to decrease as compared to 2009 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Interest Income

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Interest income	$307	$1,393	$(1,086)	(78)%

Interest income decreased in 2009 compared to 2008 primarily due to significantly lower interest rate returns available in the market for highly rated investments as compared to the rates available in the previous year and lower average investment balances in 2009 as compared to 2008. We expect interest income to continue to decrease as our short-term investment balances continue to decrease.

Interest Expense

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Interest expense	$(1,081)	$(630)	$(451)	72%

Interest expense increased in 2009 as compared to 2008 primarily due to the full year of interest on our term equipment line in 2009 as compared to only one quarter of interest in 2008. We expect interest expense to decrease in 2010 over 2009 levels as we pay down the balance of our term equipment line.

Other Expense

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Other expense	$(379)	$(218)	$(161)	74%

Other expense consisted mainly of realized foreign exchange losses in both 2009 and 2008. Net foreign exchange losses increased in 2009 as compared to 2008 due primarily to the impact of unfavorable movements in the Euro exchange rate on our Euro-denominated accounts receivable.

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

Interest Expense

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest expense	$(630)	$(482)	$(148)	31%

Interest expense increased in 2008 as compared to 2007 primarily due to the interest on our new term equipment line with Silicon Valley Bank.

Other Expense

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Other expense	$(218)	$(9)	$(209)	2322%

Other expense consisted mainly of realized foreign exchange losses in both 2008 and 2007.

Liquidity and Capital Resources

	2009	2008	2007
Cash and cash equivalents	$9,553	$17,377	$30,404
Short-term investments	18,726	17,846	18,148

Total cash, cash equivalents and short-term investments	$28,279	$35,223	$48,552

Cash used in operating activities	$(39,175)	$(45,251)	$(33,108)
Cash used in investing activities	(2,058)	(17,735)	(24,380)
Cash provided by (used in) financing activities	33,409	49,959	(1,019)

Net decrease in cash and cash equivalents	$(7,824)	$(13,027)	$(58,507)

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation and the acquired in-process research and development expenses in 2007. Additionally, net cash used in operating activities in 2009 was positively impacted by a decrease in average accounts receivable balances due to improved collections in 2009, and was negatively impacted by decreases in accounts payable and accrued liabilities resulting from our lower level of expenses in 2009. Net cash used in operating activities in 2008 and 2007 was negatively impacted by the increase in accounts receivable and inventory balances necessitated by the continuing growth of commercial sales of our Sensei system and Artisan catheter, and was positively impacted by the increase in our accounts payable and accrued liability accounts as our increased operations require higher levels of purchasing.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years presented primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio to provide interest income and liquidity. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our growing company, especially in 2008 as we invested in the build-out of our new facility. Investing activities in 2007 included the acquisition of AorTx.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in 2009 was mainly due to the cash received from our equity offering in April 2009, partially offset by debt repayments. Net cash provided by financing activities in 2008 was mainly due to the cash received from our equity offering in April 2008 and the proceeds from our new term equipment line, in addition to receipts from our employee stock purchase plan and from the net exercises of stock options, partially offset by repayments of our long-term debt. Net cash used in financing activities in 2007 was mainly attributable to repayments of long-term debt and the payments for remaining costs associated with our initial public offering in November 2006, partially offset by receipts from stock option exercises and our employee stock purchase plan.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2009 we had an accumulated deficit of $220.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of December 31, 2009, we had drawn down approximately $12.5 million against the equipment line under this agreement, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

In the event we were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank’s lien in the collateral or in the value of such collateral, (2) a material adverse change in our business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of our obligations, we would seek to obtain a waiver from Silicon Valley Bank. If we were unable to obtain a waiver, we would be in default under the loan and security agreement, which would entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement.

As of December 31, 2009, we were in compliance with all financial covenants. However, we currently are not in compliance with the covenant to deliver a board-approved 2010 plan within 45 days of year end. Silicon Valley Bank has issued us a waiver for this non-compliance. In addition, if we are unable to raise sufficient additional capital in the second quarter of 2010, we anticipate that we will violate the liquidity covenants of the loan and security agreement. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement, our ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of December 31, 2009.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, beginning in the fourth quarter of 2008 and continuing throughout 2009, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to deteriorating general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform.

We believe our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances in addition to the amounts received through the sale of our products will not be sufficient to meet our anticipated cash requirements through 2010. As discussed herein, the loan and security agreement with Silicon Valley Bank requires us to be in compliance with certain covenants including a liquidity covenant. If we are unable to raise sufficient additional capital during the second quarter of 2010, we anticipate that we will violate the liquidity covenants of the loan and security agreement. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement and are unable to raise sufficient additional capital, our ability to continue as a going concern would be significantly impacted.

In order to delay this possibility, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize and we may require additional capital. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant. In any event, we believe that, by the first half of 2010, we will require additional capital and at any time prior to that we may seek to sell additional equity or debt securities or enter into an additional credit facility. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business.

The timing and exact amounts of our current and future capital requirements will depend on many factors, including but not limited to the following:

•	our ability to maintain compliance with debt covenants;

•	the revenue and margins generated by sales of our current and future products;

•	our ability to generate revenue in a time of overall economic and capital market uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve manufacturing cost reductions as we scale the production of our products;

•	our ability to achieve and maintain operating cost reductions;

•	the success of our research and development efforts;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against the company;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$9,041	$1,743	$3,622	$3,676	$—
Debt, including interest	10,662	4,070	6,592	—	—

Total	$19,703	$5,813	$10,214	$3,676	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California.

Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. The above schedule shows the repayment of that debt per the original repayment terms. However, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of December 31, 2009. If we are unable to raise sufficient additional capital and violate the liquidity covenants of the loan and security agreement and Silicon Valley Bank decides to accelerate the outstanding debt, all of the above debt balance would be due in 2010.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical, Inc. We have an agreement with Philips which provides for the payment of royalties to Philips for up to five years after the initial commercial shipment of a vascular system, subject to caps based on the amounts Philips contributes to the development. As of December 31, 2009, Philips had not contributed any amounts to the Company.

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

Off-balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2009, the fair value of our cash, cash equivalents and short-term investments was approximately $28.3 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2009, sales denominated in foreign currencies were approximately 31% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $689,000 in revenues for 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment, information and communication, revenue recognition process, and complex arrangements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2010

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,553	$17,377
Short-term investments	18,726	17,846
Accounts receivable, net of allowance of $91 at December 31, 2009	6,888	9,506
Inventories	7,406	6,426
Deferred cost of goods sold	2,535	2,364
Prepaids and other current assets	1,929	2,136

Total current assets	47,037	55,655
Property and equipment, net	13,460	18,195
Restricted cash	65	110
Other assets	179	174

Total assets	$60,741	$74,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,068	$3,089
Accrued liabilities	4,825	5,634
Current portion of deferred revenue	9,337	8,794
Current portion of long-term debt	9,803	2,451

Total current liabilities	26,033	19,968
Deferred rent, net of current portion	789	860
Deferred revenue, net of current portion	126	189
Long-term debt, net of current portion	—	10,025
Other long-term liabilities	40	249

Total liabilities	26,988	31,291

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 37,512,458 and 25,273,623 shares at December 31, 2009 and 2008, respectively	4	3
Additional paid-in capital	253,968	210,548
Deferred stock-based compensation	—	(44)
Accumulated other comprehensive income (loss)	(29)	77
Accumulated deficit	(220,190)	(167,741)

Total stockholders’ equity	33,753	42,843

Total liabilities and stockholders’ equity	$60,741	$74,134

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenues	$22,203	$23,446	$9,464
Cost of goods sold	16,147	19,165	8,955

Gross profit	6,056	4,281	509

Operating expenses:
Research and development	19,828	25,582	19,020
Selling, general and administrative	37,524	37,112	24,179
Acquired in-process research and development	—	—	11,350

Total operating expenses	57,352	62,694	54,549

Loss from operations	(51,296)	(58,413)	(54,040)
Interest income	307	1,393	3,672
Interest expense	(1,081)	(630)	(482)
Other expense, net	(379)	(218)	(9)

Net loss	$(52,449)	$(57,868)	$(50,859)

Basic and diluted net loss per share	$(1.55)	$(2.39)	$(2.35)

Shares used to compute basic and diluted net loss per share	33,892	24,232	21,603

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid- In Capital	Deferred Stock- based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2007	21,505,563	$2	$144,130	$(346)	$—	$(59,014)	$84,772
Exercise of stock options	199,564	—	367	—	—	—	367
Issuance of common stock pursuant to the employee stock purchase plan	74,345	—	929	—	—	—	929
Net exercise of warrants to purchase common stock	42,291	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of AorTx, Inc.	140,048	—	5,224	—	—	—	5,224
Change in estimated IPO costs	—	—	127	—	—	—	127
Amortization of deferred stock-based employee compensation	—	—	—	118	—	—	118
Reversal of deferred stock-based compensation due to cancellations	—	—	(61)	61	—	—	—
Nonemployee stock-based compensation	—	—	1,637	—	—	—	1,637
Employee share-based compensation expense, net of cancellations	—	—	6,254	—	—	—	6,254
Comprehensive loss:
Net loss	—	—	—	—	—	(50,859)	(50,859)
Change in unrealized loss on investments	—	—	—	—	41	—	41
Translation adjustment	—	—	—	—	16	—	16

Total comprehensive loss							(50,802)

Balances, December 31, 2007	21,961,811	2	158,607	(167)	57	(109,873)	48,626
Exercise of stock options	219,872	—	281	—	—	—	281
Issuance of common stock pursuant to the employee stock purchase plan	91,940	—	1,077	—	—	—	1,077
Issuance of common stock pursuant to secondary public offering	3,000,000	1	39,491	—	—	—	39,492
Amortization of deferred stock-based employee compensation	—	—	—	104	—	—	104
Reversal of deferred stock-based compensation due to cancellations	—	—	(19)	19	—	—	—
Non-employee stock-based compensation	—	—	63	—	—	—	63
Employee share-based compensation expense, net of cancellations	—	—	11,048	—	—	—	11,048
Comprehensive loss:
Net loss	—	—	—	—	—	(57,868)	(57,868)
Change in unrealized loss on investments	—	—	—	—	92	—	92
Translation adjustment	—	—	—	—	(72)	—	(72)

Total comprehensive loss							(57,848)

Balances, December 31, 2008	25,273,623	3	210,548	(44)	77	(167,741)	42,843
Exercise of stock options	392,044	—	363	—	—	—	363
Issuance of common stock pursuant to the employee stock purchase plan	154,791	—	446	—	—	—	446
Issuance of common stock pursuant to public offering	11,692,000	1	35,277	—	—	—	35,278
Amortization of deferred stock-based employee compensation	—	—	—	44	—	—	44
Non-employee stock-based compensation	—	—	(18)	—	—	—	(18)
Employee share-based compensation expense, net of cancellations	—	—	7,352	—	—	—	7,352
Comprehensive loss:
Net loss	—	—	—	—	—	(52,449)	(52,449)
Change in unrealized loss on investments	—	—	—	—	(118)	—	(118)
Translation adjustment	—	—	—	—	12	—	12

Total comprehensive loss							(52,555)

Balances, December 31, 2009	37,512,458	$4	$253,968	$—	$(29)	$(220,190)	$33,753

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(52,449)	$(57,868)	$(50,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	11,350
Depreciation and amortization	4,289	2,822	1,337
Stock-based compensation	7,378	11,215	8,010
Loss on disposal of fixed assets	1,143	99	—
Amortization of preferred stock warrants	—	74	58
Provision for doubtful accounts	91	(26)	26
Changes in operating assets and liabilities:
Accounts receivable	2,527	(5,477)	(4,009)
Inventories	(980)	(3,444)	(2,692)
Deferred cost of goods sold	(171)	(2,234)	(130)
Prepaids and other current assets	484	(837)	(725)
Other long-term assets	—	—	(161)
Accounts payable	(1,021)	125	1,153
Accrued liabilities	(853)	1,550	2,573
Deferred revenue	480	7,994	989
Deferred rent	(34)	795	(74)
Other long-term liabilities	(59)	(39)	46

Net cash used in operating activities	(39,175)	(45,251)	(33,108)

Cash flows from investing activities
Purchase of property and equipment, net	(835)	(18,117)	(2,264)
Payment for purchase of AorTx, Inc., net of cash acquired	—	—	(5,089)
Proceeds from sales and maturities of short-term investments	41,372	15,467	12,100
Purchase of short-term investments	(42,640)	(15,080)	(29,112)
Restricted cash	45	(5)	(15)

Net cash used in investing activities	(2,058)	(17,735)	(24,380)

Cash flows from financing activities
Proceeds from loans payable	—	12,476	—
Repayments of loans payable	(2,673)	(3,334)	(1,939)
Proceeds from issuance of common stock, net of issuance costs	35,278	39,492	(317)
Proceeds from exercise of common stock options	358	250	321
Proceeds from employee stock purchase plan	446	1,077	929
Repurchase of unvested shares	—	(2)	(13)

Net cash provided by (used in) financing activities	33,409	49,959	(1,019)

Net decrease in cash and cash equivalents	(7,824)	(13,027)	(58,507)
Cash and cash equivalents at beginning of year	17,377	30,404	88,911

Cash and cash equivalents at end of year	$9,553	$17,377	$30,404

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$739	$555	$438
Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for purchase of AorTx, Inc.	—	—	5,224
Net exercise of warrants to purchase common stock	—	—	549
Deferred stock-based compensation, net of cancellations	—	(19)	(61)

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009; however the Company and Silicon Valley Bank have initiated discussions to replace the credit line. As of December 31, 2009, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement. See Note 7.

From inception to December 31, 2009, the Company has incurred losses totaling approximately $220.2 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2010 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company anticipates that, in 2010, it will require capital in addition to the existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to amounts received through the sale of products and may seek to sell additional equity or debt securities or enter into additional credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

As discussed in Note 7, under the terms of the loan and security agreement with Silicon Valley Bank, the Company is subject to various financial covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with the Company. Additionally, the agreement limits the Company’s ability to take the following corporate actions without prior consent from Silicon Valley Bank:

•	transfer all or any part of its business or properties, other than transfers made in the ordinary course of business;

•	engage in any business other than the business in which the Company is currently engaged;

•	merge or consolidate with any other person, or acquire, all or substantially all of the capital stock or property of another person, subject to certain exceptions;

•	create, incur, assume, or be liable for any indebtedness, other than certain permitted indebtedness;

•	pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, subject to certain exceptions;

•	create, incur, allow or suffer any lien on any of our property, including without limitation intellectual property, assign or convey any right to receive income;

•	directly or indirectly enter into or permit to exist any material transaction with any of its affiliates, subject to certain exceptions; and

•	make or permit any payment on any subordinated debt.

In the event the Company were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank’s lien in the collateral or in the value of such collateral, (2) a material adverse change in the Company’s business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of the Company’s obligations, the Company would seek to obtain a waiver from Silicon Valley Bank. If the Company were unable to obtain a waiver, it would be in default under the loan and security agreement, which would entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement.

If the Company is unable to raise sufficient additional capital in the second quarter of 2010, the Company anticipates that it will violate the liquidity covenants of the loan and security agreement. If the Company is unable to obtain a waiver from the lender, the lender would be entitled to exercise its remedies, which includes the right to accelerate the debt, upon which the Company would be required to repay all amounts then outstanding under the loan and security agreement. Under such circumstances, if the Company is unable to obtain sufficient additional financing, the Company’s ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues the Company faces could be construed by Silicon Valley

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance and related accrued interest as a current liability as of December 31, 2009.

Going Concern

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At December 31, 2009, the Company has an accumulated deficit of $220.2 million and currently does not have financing sufficient for continued operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company must achieve profitable operations and/or obtain sufficient additional financing. There can be no assurance, however, that the Company can achieve profitability or that such a financing will be successfully completed on terms acceptable to the Company. Management is currently considering financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America “GAAP”. On July 1, 2009, the Financial Accounting Standards Board released the authoritative version of its new Accounting Standards Codification (“ASC”) as the single source for GAAP, replacing all previous GAAP accounting standards. As the Codification did not substantively change GAAP, but rather changed its organization and presentation, it will not have any effect on the Company’s consolidated financial statements other than how the Company discloses some of its accounting policies.

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

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated Artisan catheter as well as the sale of post-contract customer service. As computer software is more than incidental to the functioning of those products, the Company’s revenue recognition policy is based on authoritative guidance regarding software revenue recognition. Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer.

•	Delivery.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence of fair value (“VSOE”) and defers revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition is used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When the Company cannot reasonably determine the VSOE of an undelivered element, the entire arrangement fee is deferred until all elements are delivered. If the Company cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS.

•

Systems. Typically, ownership of the Sensei system passes to customers upon shipment. When no further obligations exist subsequent to the shipment of the system, system revenues are recognized upon shipment. However, substantially all of the sales contracts for systems require installation and training. As these services are not deemed to be perfunctory, all such system revenue is deferred until training and installation are completed.

•	Disposable Products. Ownership of the Artisan catheter and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Post-contract Customer Service Revenue. The Company recognizes post-contract customer service revenue from the sale of product maintenance plans. Revenue from post-contract customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price in considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, all related revenue is deferred until the contingency is resolved.

•

Collectability. The Company assesses whether collection is probably based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed probable, the revenue is deferred and recognized at the time collection becomes probably, which is usually upon receipt of cash. The Company’s sales contracts generally do not allow the

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

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

The Company had six customers who constituted 16%,13%, 11%, 11%, 11% and 11%, respectively, of the Company’s net accounts receivable at December 31, 2009. The Company had two customers who constituted 14% and 13%, respectively, of the Company’s net accounts receivable at December 31, 2008. No customer accounted for more than 10% of revenues in 2009. One customer accounted for 10% of revenues in 2008. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2009, the Company has not experienced any significant losses on its accounts receivable.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2009, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2009, the Company had not experienced other–than-temporary declines in fair value in any of its investments. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed each period. If different judgments and estimates were utilized is establishing the allowance, the amount or timing of bad debt expense or revenue recognized could differ materially from the amounts reported. In the Company’s limited historical experience, actual losses and credits related to accounts receivable have been consistent with the recorded provisions. If, however, actual future receipts differ materially from the current assessments due, among other things, to unexpected events or significant changes in trends, additional provisions may be necessary and future cash flows and statements of operations could be materially negatively impacted. Allowances for doubtful accounts as a percentage of revenues have been immaterial.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, the Company recorded an impairment loss of $1.1 million of property and equipment related to the termination of its relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2009, the Company had $13.5 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

Stock-Based Compensation

Under the fair value recognition provisions of authoritative guidance related to stock-based compensation, stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to the Company’s financial statements but does not result in the payment of cash by the Company. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires the Company to make significant estimates and judgments, including the expected volatility, the expected term of the award and the forfeiture rate. If the Company had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

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

•	Expected Volatility. The Company’s current estimate of volatility is based on a blend of average historical volatilities of its stock price and the volatility of similar entities.

•

Expected Term. The Company estimates the expected term based on its historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with authoritative guidance.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company accounts for compensation expense related to stock-based awards to non-employees in accordance with authoritative guidance and, as such, records the expense of such services based on the estimated fair value of the award using the Black-Scholes pricing model. The value of the award is recognized as expense ratably over the requisite service period of the award.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. The difference of comprehensive loss from reported net loss relates to net unrealized gains and losses on short-term investments and cumulative translation adjustments related to the Company’s foreign subsidiaries. The Company presents its comprehensive loss in its consolidated statement of stockholders’ equity.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

In August 2009, the FASB issued authoritative guidance regarding fair value measurements and disclosures. This guidance clarifies the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the fair value of a liability must be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the new guidance clarifies that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance became effective for the Company beginning in the fourth quarter of 2009 and did not have a significant impact on its consolidated financial statements.

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

In October 2009, the FASB issued authoritative guidance regarding the applicability of software revenue guidance to certain arrangements that include software elements, changing the accounting model for such arrangements so that they are no longer under the scope of the software revenue guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet determined the effect which this new guidance will have on its consolidated financial statements nor whether it will adopt this guidance early.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

3. Investments and Fair Value Measurements

Investments

The amortized cost and fair value of short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
December 31, 2009:
Money market funds	$5,922	$—	$—	$5,922	$5,922	$—
U.S. government agency securities	10,987	16	(2)	11,001	—	11,001
Corporate debt securities	8,824	1	—	8,825	1,100	7,725

	$25,733	$17	$(2)	$25,748	$7,022	$18,726

December 31, 2008:
Money market funds	$7,486	$—	$—	$7,486	$7,486	$—
U.S. government agency securities	10,992	108	—	11,100	—	11,100
Corporate debt securities	11,820	22	—	11,842	5,096	6,746

	$30,298	$130	$—	$30,428	$12,582	$17,846

Fixed income securities included in short-term investments above are summarized by their contractual maturities as follows (in thousands):

	December 31,
	2009	2008
Contractual maturities:
Less than one year	$18,726	$16,308
One to two years	—	1,538

	$18,726	$17,846

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any investment has occurred. The investments held by the Company are high investment grade and, as of December 31, 2009, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$5,986	$(2)

Fair Value Measurements

Authoritative accounting guidance defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The fair value hierarchy of our cash equivalents and short-term investments at December 31, 2009 is as follows (in thousands):

	Fair Value Measurements Using		Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)
Money market funds	$5,922	$—	$5,922
U.S. government agency securities	11,001	—	11,001
Corporate debt securities	—	8,825	8,825

	$16,923	$8,825	$25,748

4. Balance Sheet Components

Inventories (in thousands)

	December 31,
	2009	2008
Raw materials	$2,834	$1,984
Work in process	2,996	2,980
Finished goods	1,576	1,462

Inventories	$7,406	$6,426

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment, net (in thousands)

	December 31,
	2009	2008
Furniture and leasehold improvements	$11,185	$11,149
Laboratory equipment	7,826	8,717
Computer equipment and software	3,503	3,384

	22,514	23,250
Less: Accumulated depreciation and amortization	(9,054)	(5,055)

Property and equipment, net	13,460	$18,195

Accrued liabilities (in thousands)

	December 31,
	2009	2008
Accrued salaries, commission, bonus and benefits	$1,429	$1,705
Accrued warranty costs	134	881
Accrued legal and other professional fees	870	779
Accrued royalties	576	1,302
Accrued other expenses	1,816	967

Total	$4,825	$5,634

5. Asset Purchase

AorTx, Inc.

In November 2007, the Company acquired AorTx, Inc. (“AorTx”), a privately held early stage developer of “percutaneous” or catheter-based valve technology. The acquisition was accounted for as an acquisition of assets as the operations of AorTx did not meet the definition of a business as defined in authoritative accounting guidance. Assets acquired and liabilities assumed were recorded at their estimated fair values. Under the terms of the merger agreement, the Company acquired all of the outstanding equity interests of AorTx in exchange for 140,048 shares of Hansen common stock, cash consideration of approximately $4.5 million, forgiveness of approximately $143,000 of notes payable plus possible future milestone payments of up to $30.0 million, which would be payable to AorTx stockholders upon achievement of regulatory clearances and revenue and partnering milestones. The Company did not assume any stock options or other unvested equity securities in the agreement.

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Since the acquisition, the research and development positions focused on developing the AorTx valve technology have been eliminated. The Company plans to pursue the application of robotics to structural heart procedures, but does not expect that the technologies acquired from AorTx will form a material, or any, part of that strategy. In 2009, the Company entered into an agreement to license the acquired AorTx technologies back to an entity formed by the former AorTx stockholders.

6. Commitments and Contingencies

Operating Lease

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its lease until approximately November 30, 2019. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Rent expense	$2,171	$2,732	$511

At December 31, 2009, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2010	$1,743
2011	1,784
2012	1,838
2013	1,893
2014	1,783

Total	$9,041

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Warranties

Prior to the third quarter of 2009, the Company generally provided a limited one-year warranty on its Sensei system and accrued the estimated cost of warranties at the time revenue was recognized. Beginning in the third quarter of 2009, the company began providing one year of post-contract customer service on the sale of its Sensei system. Post-contract customer service revenue is recognized ratable over the life of the service period and associated expenses are charged to cost of goods sold as incurred. The Company continues to provide a limited warranty on the sale of Artisan catheters. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Years Ended December 31,
	2009	2008
Balance at beginning of period	$881	$488
Accruals for warranties issued during the period	614	1,734
Warranty costs incurred during the period	(1,361)	(1,341)

Balance at end of period	$134	$881

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

In September 2005, the Company entered into a cross license agreement with Intuitive Surgical, Inc. (“Intuitive”). The agreement granted both the Company and Intuitive the right to use each other’s then-existing patents and related patent applications in certain fields of use. Under the terms of the agreement, Intuitive received 125,000 shares of Series B redeemable convertible preferred stock valued at $730,000. The Company also pays royalties to Intuitive on certain product sales, with an annual minimum royalty of $200,000.

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

In December 2009, the Company entered into an extended joint development agreement with Philips Medical Systems Nederland B.V., a Philips Healthcare company (“Philips”). Under the terms of the extended

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

joint development agreement, the Company will, with support and collaboration from Philips, develop a vascular robotics platform and associated catheters (“Vascular System”). The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, we will pay Phillips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. As of December 31, 2009, no amounts had been received from Philips under this extended joint development agreement.

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

Legal Proceedings

On June 22, 2007, the Company filed suit in Santa Clara Superior Court against Luna Innovations Incorporated (“Luna”) alleging that Luna had, among other things, breached a 2006-2007 development and intellectual property agreement with the Company. On July 17, 2009, following a jury award in Hansen’s favor, and while certain post-trial motions were pending, Luna filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Virginia, automatically staying the motions pending in Santa Clara Superior Court. On December 11, 2009, Hansen and Luna entered into a settlement agreement, and on January 12, 2010, following the bankruptcy court’s approval of Luna’s plan of reorganization, the parties executed a mutual release of claims, including Hansen’s claims against Luna in the Santa Clara Superior Court action, as well as claims brought in Luna’s bankruptcy action. In connection with the settlement and release, Luna issued Hansen a secured promissory note in the principal amount of $5,000,000, 1,247,330 shares of Luna common stock (representing 9.9% of the outstanding shares of Luna common stock) and a warrant to purchase additional shares of Luna common stock. Hansen and Luna also entered into a license agreement and a development and supply agreement. In connection with the settlement, Hansen also entered into a cross license agreement with Intuitive Surgical, Inc. Pursuant to the settlement agreement, the Santa Clara action was dismissed on January 14, 2010.

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers: Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

statements and/or failed to make disclosures regarding the Company’s financial results and compliance with Generally Accepted Accounting Principles (“GAAP”) while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders: Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. Lead plaintiffs have until April 26, 2010 to file a consolidated amended complaint. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of Hansen’s board of directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as Hansen’s independent auditor, PricewaterhouseCoopers LLP (“PwC”): Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in Hansen’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of Hansen, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. To date, plaintiffs have not announced whether they will be filing a consolidated amended complaint and the deadline for defendants to respond to the complaint(s) has not been set.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California: Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand complaints (the Brown Action does not name PwC as a defendant). The Company’s current deadline for responding to the complaint is April 7, 2010.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers LLP.” These letters recite essentially the same

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

allegations as are contained in the Cates complaint and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. The Company has responded in writing to counsel for Ms. Baladi and Mr. Rogowski, stating that the Board is considering the demands and will respond in a reasonable time.

The Company cannot estimate whether any of the above actions will result in any significant expenses nor the amount of any such expenses. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

7. Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of December 31, 2009, the Company was in compliance with all specified financial covenants. However, the Company is currently not in compliance with the covenant to deliver a board-approved 2010 plan within 45 days of year end. Silicon Valley Bank has issued the Company a waiver for this non-compliance. If the Company is unable to raise sufficient additional capital in the second quarter of 2010, the Company anticipates that it will violate the liquidity covenants of the loan and security agreement. Additionally, the continuing liquidity issues the Company faces could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance and related accrued interest as a current liability as of December 31, 2009. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Future annual payments due on the amounts outstanding as of December 31, 2009 calculated according to the existing debt repayment schedule are as follows (in thousands):

2010	$4,070
2011	3,849
2012	2,743

10,662
Less: Amount representing interest	(859)

$9,803

If the Company is unable to raise sufficient additional capital and violates the liquidity covenants of the loan and security agreement and/or Silicon Valley Bank decides to accelerate the outstanding debt under the material adverse change clause, all of the above debt balance would be due in 2010.

The fair value of the Company’s long-term debt was estimated to be $9.1 million at December 31, 2009 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8. Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2009, 2008 and 2007.

9. Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2009 and 2008, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

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

The Company has issued certain shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2009, there were no unvested shares issued under restricted stock purchase agreements.

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares amounting to 7,000 and 71,000 at December 31, 2008 and 2007, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with authoritative accounting guidance, the cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2009, cash received for early exercise of options totaled $184,000.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2009, 1,512,000 shares were available for grant under the 2006 Plan.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Option activity under both the 2002 Plan and the 2006 Plan for 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2009	4,203	$12.33
Granted	1,206	$3.42
Exercised	(232)	$1.54
Cancelled	(1,471)	$11.25

Balance at December 31, 2009	3,706	$10.54	5.46	$567

Options vested and expected to vest at December 31, 2009	3,112	$10.73	4.51	$553
Options vested at December 31, 2009	1,830	$11.60	5.03	$523

The weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 was $1.72, $6.94 and $11.25 per share, respectively. The total fair value of options that vested in 2009, 2008 and 2007 was $6,796,000, $8,053,000 and $4,082,000, respectively. As of December 31, 2009, total unamortized stock-based compensation related to unvested stock options was $7,720,000, with a weighted-average remaining recognition period of 2.31 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $570,000, $1,581,000 and $3,882,000, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2009 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$3.74	1,565	5.84	650	$2.27	4.94
$6.65-$12.69	692	5.95	313	$8.89	6.06
$15.25-$20.25	1,280	4.82	770	$18.62	4.73
$24.60-$31.20	169	4.75	97	$27.06	4.75

	3,706	5.46	1,830	$11.60	5.03

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2009	40	$12.50
Awarded	125	$5.00
Vested	(160)	$6.44
Cancelled	(5)	$18.94

Balance at December 31, 2009	—

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2009, 2008 and 2007 was $1,030,000, $1,660,000 and $156,000, respectively.

Stock-based Compensation Associated with Awards to Employees

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2009, 2008 and 2007 was $7,397,000, $11,152,000 and $6,373,000, respectively.

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

Expected Volatility. As the Company has only been a public entity since November 2006, volatility is computed based on the Company’s volatility as well as on that of “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

Forfeitures. Authoritative accounting guidance also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	58%-61%	48%-53%	49%-55%
Risk-free interest rate	1.9%-2.6%	1.3%-3.7%	3.3%-5.0%
Expected term (in years)	4.50-4.75	5.00	5.00-5.47
Expected dividend rate	0%	0%	0%

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The final measurement occurs at the later of a performance commitment or when performance is complete. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model.

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2009, 2008 and 2007 was $(18,000), $63,000 and $1,637,000, respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	59%-63%	50%-65%	52%-65%
Risk-free interest rate	1.7%-3.4%	1.6%-4.1%	3.6%-5.0%
Expected term (in years)	4.25-7.75	5.25-8.75	6.00-9.75
Expected dividend rate	0%	0%	0%

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	67%-126%	50%-110%	32%-53%
Risk-free interest rate	0.2%-0.4%	0.3%-3.5%	3.5%-5.2%
Expected term (in years)	0.50-0.67	0.50	0.03-0.50
Expected dividend rate	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of goods sold, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of goods sold	$787	$710	$379
Research and development	2,403	2,742	2,370
Selling, general and administrative	4,188	7,763	5,261

Total	$7,378	$11,215	$8,010

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

11. Income Taxes

At December 31, 2009, the Company has federal and California net operating loss carryforwards of approximately $149,165,000 and 122,492,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2015 through 2029 if not utilized.

We recognize a tax benefit upon expensing certain stock-based awards associated with our stock-based compensation plans, including nonqualified stock options, restricted stock awards and restricted stock unit awards. We also establish a deferred tax benefit on these types of stock-based awards. Under current accounting standards we cannot recognize tax benefits currently for stock-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). We also cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options we recognize tax benefits only in the period when disqualifying dispositions of the underlying stock occur. Included in the Company’s net operating loss carryforwards are amounts which arose from the exercise of nonqualified stock options, and vesting of restricted

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

stock awards and restricted stock unit awards, as well as disqualifying dispositions of qualified stock options. The excess, if any, of the tax benefits from such amounts over that recognized as an expense will be reflected as an increase to paid-in capital, when realized.

The Company has federal and California tax credit carryforwards of $5,121,000 and $4,455,000, respectively, available to offset future taxes payable. The federal credits begin to expire in 2022, while the state credits have no expiration.

Section 168(k), amended by Sec. 103 of the Economic Stimulus Act of 2008, allows a 50% additional first year depreciation deduction for certain new property acquired by a taxpayer after 2007 and placed in service before 2010. Section 3081(a) of the Housing Assistance Tax Act of 2008 added Sec. 168(k)(4) to the Code. If a corporation elects to apply Sec, 168(k)(4), the corporation forgoes the Stimulus additional first year depreciation deduction allowable under Sec. 168(k) and is able to claim unused credits from taxable years beginning before January 1, 2006, which are allocable to research expenditures. The maximum (refundable) amount is the lesser of (1) $30,000,000, or (2) 6% of the sum of the business credit increase amount, which for the Company is a refundable R&D credit of $46,598. The tax credit carryforwards shown above have been reduced to reflect this refund.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. As the result of the sale by the Company of 11,700,000 shares of Common Stock in April 2009, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carryforwards	$57,863	$48,898
Research and development credits	7,007	5,044
Capitalized research and development	8,163	—
Fixed assets	1,127	591
Stock-based compensation	4,520	3,722
Accruals and reserves	3,705	4,328
Intangibles	1,794	1,967

	84,179	64,550
Less: Valuation allowance	(84,179)	(64,550)

Net deferred tax asset	$—	$—

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $19,629,000, $22,138,000 and $17,461,000 during the years ended December 31, 2009, 2008 and 2007, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2009	2008	2007
Domestic	$(52,548)	$(58,004)	$(50,911)
Foreign	99	136	52

Pre-tax loss	$(52,449)	$(57,868)	$(50,859)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2009	2008	2007
Federal tax provision (benefit) at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	3%	2%	10%
State tax provision (benefit), net of federal impact	(5)%	(5)%	(4)%
Change in deferred tax asset valuation allowance	38%	38%	30%
General business credits	(2)%	(1)%	(2)%

Effective tax rate	—%	—%	—%

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$810	$600	$401
Additions based on tax positions related to the current year	243	210	246
Reduction for tax positions of prior years	—	—	(47)

Balance at end of period	$1,053	$810	$600

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

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Net loss	$(52,449)	$(57,868)	$(50,859)

Weighted-average common shares outstanding	33,895	24,269	21,722
Weighted-average unvested common shares subject to repurchase	(3)	(37)	(119)

Shares used to calculated basic and diluted net loss per share	33,892	24,232	21,603

Basic and diluted net loss per share	$(1.55)	$(2.39)	$(2.35)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2009	2008	2007
Stock options outstanding	3,706	4,203	2,960
Unvested restricted stock units	—	40	23
Unvested common shares subject to repurchase	—	7	71
Proceeds from employee stock purchase plan	23	58	15

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Germany	Other	Total
2009:
Revenues	$13,744	$2,193	$6,236	$22,203
Long-lived assets	13,704	—	—	13,704
2008:
Revenues	$17,544	$2,162	$3,740	$23,446
Long-lived assets	18,479	—	—	18,479

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2009. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Revenues	$7,455	$2,949	$4,565	$7,234
Gross profit	2,074	285	1,297	2,400
Net loss	(14,133)	(14,685)	(11,929)	(11,702)
Basic and diluted net loss per share	(0.56)	(0.42)	(0.32)	(0.31)
2008:
Revenues	$4,623	$3,888	$9,573	$5,362
Gross profit	86	(293)	3,351	1,137
Net loss	(12,853)	(16,277)	(12,857)	(15,881)
Basic and diluted net loss per share	(0.59)	(0.66)	(0.51)	(0.63)

15. Subsequent Events

On January 12, 2010, the Company entered into a series of agreements with Luna and Intuitive, under which the litigation between the Company and Luna was settled. The agreements included a license agreement to Luna’s fiber optic shape sensing/localization technology within the medical robotics field, a cross license agreement between Intuitive and the Company, and a development and supply agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed upon development plan and development milestones. The Company also received 1,247,330 shares of Luna common stock, which represent 9.9 percent of the outstanding capital stock, a warrant granting the Company the right to purchase a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above equal 9.9% of Luna’s shares of common stock outstanding, and a secured promissory note in the principal amount of $5,000,000. Under the terms of the agreements, certain payments due to Luna for services provided will be settled by forgiveness of all or part of the note.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2009. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

i.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2009, the Company did not maintain effective controls over its control environment, information and communication, revenue recognition process and complex arrangements. Specifically:

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

•	We did not have the appropriate expertise or resources in order to effectively ensure the proper accounting related to complex areas in the application of GAAP.

2.	Information and Communication. We did not maintain effective information and communication. Specifically:

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

These material weaknesses led to errors and irregularities that in turn resulted in errors in the preparation of our consolidated financial statements. These material weaknesses also contributed to the existence of the material weakness described in item 3 below.

3.	Revenue recognition process. We did not maintain effective controls related to the process for ensuring completeness and accuracy of our accounting for revenue. Specifically, we did not maintain controls to provide reasonable assurance that all significant details of agreements with our distributors and customers were provided to those making revenue recognition decisions, that all appropriate personnel received sufficient training on revenue recognition and that we had the appropriate resources with the relevant expertise to make complex judgments related to the accounting for revenue transactions.

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

•	Accounting personnel did not have the appropriate expertise or resources to effectively ensure the proper accounting related to certain of our multi-element revenue arrangements.

Additionally, the control environment material weakness described above contributed to the existence of the material weakness described below:

4.	Complex Arrangements. We did not maintain effective controls over complex arrangements. Specifically, we did not maintain effective controls over the evaluation of a joint development arrangement to ensure complete and accurate accounting in accordance with GAAP.

These material weaknesses resulted in material errors and the restatement of our financial statements for the year ended December 31, 2007, annual and interim financial statements for the year ended December 31, 2008 and interim financial statements for the first and second quarters during the year ended December 31, 2009, and resulted in audit adjustments to our financial statements for the year ended December 31, 2009, impacting revenue, cost of goods sold, other income, accounts receivable, deferred cost of goods sold and deferred revenue accounts. Additionally, these material weaknesses could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria in Internal Control—Integrated Framework Issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Beginning in October 2009, our management began to design and implement certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting.

Control Environment and Organizational Structure. In order to create and communicate an effective culture and tone throughout the Company’s commercial operations organization:

•	Certain employees have been terminated and other employees have been disciplined for actions relating to the restatement.

•	Implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	Reorganized our sales, clinical and field service teams such that they no longer report to the same vice president to ensure that each team has the proper oversight and incentives.

Information and Communication. In order to enhance communication and ensure pertinent information is identified and shared at the appropriate levels within the Company on a timely basis:

•	Implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	Reorganized our sales, clinical and field service teams such that they no longer report to the same vice president to ensure that each team has the proper oversight and incentives.

•	Improved communications between accounting personnel responsible for revenue recognition and sales, clinical and field service personnel responsible for the execution of the work on those transactions and have instituted quarterly meetings involving accounting and sales, clinical and field service personnel involved in each system sale during the quarter, including communications of unusual or uncertain circumstances.

•

Expanded our revenue recognition training to include clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

•	Improved our existing revenue recognition training to include a more detailed description of our revenue recognition process.

Revenue Recognition Process. We enhanced our internal controls related to the revenue recognition process and training in the following ways:

•

Increased management oversight by expanding our processes to include more rigorous representations made by sales, clinical and field service personnel including more detailed documentation regarding the elements required for revenue recognition and timely accountability for details underlying elements of revenue recognition.

•

Improved communications between accounting personnel responsible for revenue recognition and sales, clinical and field service personnel responsible for the execution of the work on those transactions and have instituted quarterly meetings involving accounting and sales, clinical and field service personnel involved in each system sale during the quarter, including communications of unusual or uncertain circumstances.

•	Implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•

Expanded our revenue recognition training to include clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

•	Improved our existing revenue recognition training to include a more detailed description of our revenue recognition process.

Management’s Plan for Future Remediation

We will continue to enhance the design and implementation of internal controls related to the control environment, information and communication, revenue recognition process and complex arrangements including the following:

•

We will expand training provided to our accounting personnel to enhance their ability to appropriately record transactions in both revenue and other complex arrangements in accordance with GAAP commensurate with our financial reporting requirements.

We believe the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures and/or tested them. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the Securities and Exchange Commission. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation efforts described above. While these efforts are underway, we are relying on extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in our consolidated financial statements.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections of our 2010 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections of our 2010 Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our 2010 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our 2010 Proxy Statement entitled “Principal Accountant Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2009 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 132 through 135 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ FREDERIC H. MOLL, M.D.
Dated: March 16, 2010		Chief Executive Officer and President (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederic H. Moll and Peter Osborne, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2010

/s/ PETER OSBORNE Peter Osborne	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2010

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 16, 2010

/s/ KEVIN HYKES Kevin Hykes	Director	March 16, 2010

/s/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	March 16, 2010

/s/ JOSEPH M. MANDATO Joseph M. Mandato	Director	March 16, 2010

/s/ JAMES M. SHAPIRO James M. Shapiro	Director	March 16, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization, dated November 1, 2007, by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives.

2.2(14)	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, as Stockholders’ Representatives, dated September 16, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

4.3(1)	Registration Rights Agreement, dated November 15, 2007, by and among the Registrant and the Investors listed therein.

10.1(4)+	Form of Indemnification Agreement for Directors and Executive Officers.

10.2(4)+	2002 Stock Plan.

10.3(4)+	2006 Equity Incentive Plan.

10.4.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.4.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.

10.5(4)+	2006 Employee Stock Purchase Plan.

10.6(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.7(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated as of October 21, 2002.

10.8(4)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated as of November 22, 2005.

10.9(4)+	Offer Letter, by and between the Registrant and Robert G. Younge, dated as of October 21, 2002.

10.10(4)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and Robert G. Younge, dated as of October 11, 2005.

10.11(4)+	Form of Vesting Acceleration and Severance Agreement.

10.12(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.13(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.14(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated as of March 7, 2003.

10.15(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

Exhibit Number	Description of Document

10.16(4)+	Non-Employee Director Compensation Arrangements.

10.17(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated as of November 10, 2004.

10.18(4)+	Offer Letter, by and between the Registrant and Gary C. Restani, effective October 28, 2006.

10.19(4)+	Separation Agreement, by and between the Registrant and James R. Feenstra, dated November 1, 2006.

10.20(3)	2007 Executive Compensation Information.

10.21(5)*	Joint Development Agreement between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

10.22(5)*	Co-Marketing Agreement between the Registrant and St. Jude Medical, dated April 30, 2007.

10.23(6)	Lease between the Registrant and MTV Research, LLC.

10.24(7)**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.25(7)+	Offer Letter, by and between the Registrant and David M. Shaw, effective December 3, 2007.

10.26(7)+	Vesting Acceleration and Severance Agreement, by and between the Registrant and David M. Shaw, dated as of February 21, 2008.

10.27(7)+	Restricted Stock Unit Agreement by and between the Registrant and David M. Shaw, dated February 21, 2008.

10.28(8)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.29(9)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.30(10)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.31(11)+	Offer letter, by and between the Registrant and Christopher Sells, dated as of April 3, 2008.

10.32(12)+	Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated October 28, 2008.

10.33(12)+	Retention Agreement by and between the Registrant and Gary C. Restani, dated October 28, 2008.

10.34(12)+	Retention Agreement by and between the Registrant and Steven M. Van Dick, dated October 28, 2008.

10.35(12)+	Retention Agreement by and between the Registrant and David M. Shaw, dated October 28, 2008.

10.36(12)+	Retention Agreement by and between the Registrant and Robert Younge, dated October 28, 2008.

10.37(12)+	Retention Agreement by and between the Registrant and Christopher Sells, dated October 28, 2008.

10.38(12)+	Separation Agreement by and between the Registrant and David M. Shaw, dated November 26, 2008 and related Side Letter by and between the Registrant and David M. Shaw, dated November 2, 2008 and Amendment to the Side Letter, dated November 26, 2008.

10.39(12)+	Separation Agreement by and between the Registrant and Gary C. Restani, dated February 19, 2009.

Exhibit Number	Description of Document

10.40(13)	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.41(13)	Letter from Thomas C. McConnell, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.42(13)	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.43(13)	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.44+(14)	Letter Agreement, by and between the Registrant and Christopher Sells, dated as of July 16, 2009.

10.45(15)	Extension of Purchase Agreement by and between Plexus Corp. and the Registrant, dated August 28, 2009.

10.46+	Separation Agreement by and between the Registrant and Christopher Sells, dated October 21, 2009.

10.47**	Extended Joint Development Agreement by and between Registrant and Philips Medical Systems Nederland B.V., effective as of November 15, 2009.

10.48**	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.49**	License Agreement Between Hansen and Luna by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.50**	Cross License Agreement Between Intuitive and Hansen by and between the Registrant and Intuitive Surgical, Inc., dated as of January 12, 2010.

10.51+	Separation Agreement by and between the Registrant and Steven M. Van Dick, dated February 22, 2010.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on February 28, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2008, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2009, and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009, and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2009, and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrants’ Quarterly Report on Form 10-Q, filed on September 30, 2009, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.
***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.