Form 10-Q
period 2010-03-31
HANSEN MEDICAL INC
filed 2010-05-10
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 53,648,666.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,780	$9,553
Short-term investments	16,350	18,726
Accounts receivable, net	5,376	6,888
Inventories	6,691	7,406
Deferred cost of goods sold	3,225	2,535
Current portion of note receivable	1,097	—
Prepaids and other current assets	3,311	1,929

Total current assets	42,830	47,037
Property and equipment, net	12,543	13,460
Note receivable, net of current portion	3,903	—
Restricted cash	65	65
Other assets	367	179

Total assets	$59,708	$60,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,113	$2,068
Accrued liabilities	5,088	4,825
Current portion of deferred revenue	12,105	9,337
Current portion of long-term debt	3,565	9,803

Total current liabilities	23,871	26,033
Deferred revenue, net of current portion	84	126
Long-term debt, net of current portion	5,347	—
Other long-term liabilities	1,236	829

Total liabilities	30,538	26,988

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares Issued and outstanding: 37,544,957 and 37,512,458 shares at March 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	255,310	253,968
Accumulated other comprehensive loss	(2,108)	(29)
Accumulated deficit	(224,036)	(220,190)

Total stockholders’ equity	29,170	33,753

Total liabilities and stockholders’ equity	$59,708	$60,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues	$2,711	$7,455
Cost of goods sold	3,570	5,381

Gross profit (loss)	(859)	2,074

Operating expenses:
Research and development	4,767	5,651
Selling, general and administrative	7,731	10,111
Gain on settlement of litigation	(10,003)	—

Total operating expenses	2,495	15,762

Loss from operations	(3,354)	(13,688)
Interest income	128	130
Interest and other expense, net	(620)	(575)

Net loss	$(3,846)	$(14,133)

Basic and diluted net loss per share	$(0.10)	$(0.56)

Shares used to compute basic and diluted net loss per share	37,540	25,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,846)	$(14,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of litigation	(10,003)	—
Depreciation and amortization	1,021	1,107
Stock-based compensation	1,294	2,624
Net losses on investments	282	—
Provision for doubtful accounts	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	1,541	2,757
Inventories	715	693
Deferred cost of goods sold	(690)	259
Prepaids and other current assets	(1,326)	252
Other long-term assets	12	—
Accounts payable	1,045	493
Accrued liabilities	248	919
Deferred revenue	2,726	(1,002)
Deferred rent	(16)	(8)
Other long-term liabilities	476	48

Net cash used in operating activities	(6,550)	(5,991)

Cash flows from investing activities:
Purchase of property and equipment	(141)	(255)
Proceeds from sales and maturities of short-term investments	14,474	6,175
Purchase of investments	(9,712)	(2,004)

Net cash provided by investing activities	4,621	3,916

Cash flows from financing activities:
Repayments of loans payable	(891)	—
Proceeds from exercise of common stock options, net	47	69
Proceeds from employee stock purchase plan	—	300

Net cash provided by (used in) financing activities	(844)	369

Net decrease in cash and cash equivalents	(2,773)	(1,706)
Cash and cash equivalents at beginning of period	9,553	17,377

Cash and cash equivalents at end of period	$6,780	$15,671

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

From inception to March 31, 2010, the Company has incurred losses totaling approximately $224.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2010 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market.

On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses. However, the Company may seek to sell additional equity or debt securities or enter into additional credit facilities in the future to address future needs. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm its financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant. The Company believes that its existing cash and cash equivalents balance at March 31, 2010, as supplemented by the net proceeds received from its April 2010 common stock issuance will be sufficient to meet its liquidity needs through at least December 31, 2010.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue arrangements with multiple deliverables. Under this new guidance, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. This guidance also established a hierarchy for determining the selling price of a deliverable, using vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements nor whether it will adopt this guidance early.

In October 2009, the FASB issued authoritative guidance regarding the applicability of software revenue guidance to certain arrangements that include software elements, changing the accounting model for such arrangements so that they are no longer under the scope of the software revenue guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements nor whether it will adopt this guidance early.

In January 2010, the FASB issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s condensed consolidated financial statements.

3. Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments	Other Assets
As of March 31, 2010:
Money market funds	$758	$—	$—	$758	$758	$—	$—
U.S. government agency securities	10,756	4	(1)	10,759	1,000	9,759	—
Corporate debt securities	7,216	—	—	7,216	3,100	4,116	—
Corporate equity securities	4,421	—	(2,046)	2,375	—	2,375	—
Warrants to purchase corporate equity securities	583	—	(282)	301	—	100	201

	$23,734	$4	$(2,329)	$21,409	$4,858	$16,350	$201

As of December 31, 2009:
Money market funds	$5,922	$—	$—	$5,922	$5,922	$—	$—
U.S. government agency securities	10,987	16	(2)	11,001	—	11,001	—
Corporate debt securities	8,824	1	—	8,825	1,100	7,725	—

	$25,733	$17	$(2)	$25,748	$7,022	$18,726	$—

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. As of March 31, 2010, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S government agency securities	$7,719	$(1)
Corporate equity securities	2,375	(2,046)
Warrants to purchase corporate equity securities	301	(282)

	$10,395	$(2,329)

None of the above fixed income securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on fixed income securities were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the gross losses are minor and the Company has the ability to hold substantially all of these investments until maturity or until a recovery of fair value occurs. The gross unrealized losses on corporate equity securities are related to the shares of restricted common stock acquired as a part of the Luna litigation settlement and are due to decreases in the stock price of the securities which are used in part to determine their fair value. Decreases in stock prices reflect investor estimates of the value of the underlying company as well as general market conditions. As Luna’s stock price has been quite volatile over the previous years and the Company is not aware of any facts which would indicate that the reduction in stock price is permanent, these shares are not considered other-than-temporarily impaired. If, the Company determines in the future that the decline in value is other than temporary, there could be a material expense recorded at such time. The warrant to purchase corporate equity securities is a derivative and, therefore, unrealized gains and losses are recorded in earnings, regardless of whether any impairment is other than temporary.

Fair Value Measurements

GAAP defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, inputs used in measuring fair value are prioritized as follows:

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

Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper. The fair value of these investments is determined based on modeling techniques that include inputs such as the credit rating of the company issuing the debt and the observable market value of similarly-termed corporate debts with similar credit ratings.

Corporate equity securities and warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement are valued using Level 3 inputs. The corporate equity securities are currently unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The estimated shares were valued utilizing the Black-Scholes option pricing model.

The fair value hierarchy of our cash equivalents and short-term investments at March 31, 2010 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$758	$—	$—	$758
U.S. government agency securities	10,759	—	—	10,759
Corporate debt securities	—	7,216	—	7,216
Corporate equity securities	—	—	2,375	2,375
Warrants to purchase corporate equity securities	—	—	301	301

	$11,517	$7,216	$2,676	$21,409

4. Inventories (in thousands)

	March 31, 2010	December 31, 2009
Raw materials	$2,391	$2,834
Work in process	2,827	2,996
Finished goods	1,473	1,576

Inventories	$6,691	$7,406

5. Litigation Settlement

On January 12, 2010, the Company entered into a series of agreements with Luna Innovations Incorporated and its wholly-owned subsidiary (together, “Luna”) which settled the outstanding litigation between the two companies. According to the terms of the agreements, Luna issued the following to the Company:

•	1,247,330 shares of common stock, which gives the Company 9.9% of outstanding Luna common stock.

•

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission.

•

A secured promissory note in the principal amount of $5,000,000. Payment of principal and interest will be made in 16 equal consecutive installments of principal and interest commencing April 13, 2010. Subsequent installments will be payable on the last business day of each July, October, January and April of each calendar year thereafter, with the last such payment to be due and payable on January 31, 2014. The outstanding principal amount under the note will accrue interest at 8.5 percent per annum, payable quarterly in arrears. Luna may prepay, in whole or in part, the outstanding amount of the note without premium or penalty.

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit will be settled by a corresponding reduction of the principal of the $5 million note.

Under the agreements, Luna granted Hansen a co-exclusive (with Intuitive Surgical, Inc., (“Intuitive”)), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology within the medical robotics field and a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology for non-robotic medical devices.

Common Stock

Upon execution of these agreements, Luna issued approximately 1.2 million shares of common stock to the Company. These shares are not registered with the Securities and Exchange Commission and may not be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. These shares are expected to become salable six months after the date of issuance of the shares. The fair value of the shares recorded should reflect the value that market participants would demand due to the value of the shares and the risk relating to the inability to access a public market for these securities for the specified period. The fair value of the unregistered shares was determined as of the market closing price on the dates the shares were issued less a 20% non-marketability discount, for a total value of $4.4 million.

The Company has concluded that 20% is an appropriate discount based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability. This approach calculates the amount required to buy the right to sell the presently restricted stock at the then-current market price on the date the holder can count on the shares becoming salable on the public exchange. The assumptions input into the Black-Scholes option pricing model were based on the stock price on the date of the share issuance, an expected term of eight months, expected volatility of 59%, risk-free interest rate of 0.14% and no expected dividends.

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna.

The Company recorded the shares as a short-term available-for-sale security which will be marked to market each reporting period with unrealized gains and losses recorded in accumulated other comprehensive income/loss in the equity section of the balance sheet. If a reduction in the value of the shares is considered other than temporary, any such impairment will be recorded as a non-operating expense.

Warrant to Purchase Common Stock

The warrant to purchase shares of common stock was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The number of shares were valued utilizing the Black-Scholes option pricing model based on the stock price on the date of the agreements, expected terms ranging from three months to three years, expected volatility ranging from 53% to 75%, risk-free interest rates ranging from 0.05% to 1.5% and no expected dividends. The total estimated fair value of the warrant was calculated at $583,000 at the date of issuance.

The Company determined that the warrant was a derivative instrument and will be marked to market each reporting period with unrealized gains and losses recorded as non-operating income or expense.

Summary

Total amounts recorded in relation to the settlement of the litigation with Luna are as follows (in thousands):

Common stock	$4,420
Warrant to purchase common stock	583
Secured promissory note	5,000

$10,003

6. Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of March 31, 2010, annual contractual commitments associated with lease obligations were as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2010 (remainder of year)	$1,300
2011	1,784
2012	1,838
2013	1,893
2014	1,783

Total	$8,598

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

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$134	$881
Accruals for warranties issued during the period	29	387
Warranty costs incurred during the period	(113)	(428)

Balance at end of period	$50	$840

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

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers: Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with Generally Accepted Accounting Principles (“GAAP”) while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders: Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. Lead plaintiffs have until May 10, 2010 to file a consolidated amended complaint. The Company and the named officers intend to defend themselves vigorously against these actions.

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

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California: Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand complaints (the Brown Action does not name PwC as a defendant). The Company’s current deadline for responding to the complaint is June 11, 2010.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers LLP.” These letters recite essentially the same allegations as are contained in the Cates complaint and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. The Company has responded in writing to counsel for Ms. Baladi and Mr. Rogowski, stating that the Board is considering the demands and will respond in a reasonable time.

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

7. Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of March 31, 2010, the Company was in compliance with all specified financial covenants. However, as of March 31, 2010, the Company was not in compliance with the covenant to deliver a board-approved 2010 plan within 45 days of year end. Silicon Valley Bank has issued the Company a waiver for this non-compliance. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of March 31, 2010 calculated according to the existing debt repayment schedule are as follows (in thousands):

2010 (remainder of year)	$3,034
2011	3,849
2012	2,743

9,626
Less: Amount representing interest	(714)

8,912
Less: Current portion	3,565

Long-term portion	$5,347

8. Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended March 31,
	2010	2009
Cost of goods sold	$167	$223
Research and development	496	620
Selling, general and administrative	631	1,781

Total	$1,294	$2,624

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

Employee Stock Options:	Three months ended March 31,
	2010	2009
Expected volatility	60.0%	58.0%
Risk-free interest rate	2.3%	1.9%
Expected term (in years)	4.50	4.75
Expected dividend rate	0%	0%

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

Non-Employee Stock Options:	Three months ended March 31,
	2010	2009
Expected volatility	59.0%-61.0%	59.0%-63.0%
Risk-free interest rate	2.1%-3.3%	1.7%-2.4%
Contractual term (in years)	4.00-7.00	5.00-7.75
Expected dividend rate	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended March 31,
	2010	2009
Expected volatility	61.0%	126.4%
Risk-free interest rate	0.2%	0.4%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2010	3,706	$10.54
Options granted	373	$2.73
Options exercised	(32)	$1.44
Options cancelled	(89)	$13.29

Balance, March 31, 2010	3,958	$9.81	5.35	$191

Options vested at March 31, 2010	2,037	$11.39	4.88	$190

As of March 31, 2010, total unamortized stock-based compensation related to unvested stock options was $6,629,000, with a weighted-average recognition period of 2.22 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2010	—	$—
Awarded	10	$2.29
Vested	—	$—

Balance, March 31, 2010	10	$2.29

As of March 31, 2010, there was approximately $21,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 0.40 years.

As of March 31, 2010, 2,714,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

9. Income Taxes

The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Net loss	$(3,846)	$(14,133)

Weighted-average common shares outstanding	37,540	25,350
Weighted-average unvested common shares subject to repurchase	—	(6)

Shares used to calculate basic and diluted net loss per share	37,540	25,344

Basic and diluted net loss per share	$(0.10)	$(0.56)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2010	2009
Stock options outstanding	3,958	4,334
Unvested restricted stock units	10	35
Unvested common shares subject to repurchase	—	4
Proceeds from employee stock purchase plan	101	—

11. Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(3,846)	$(14,133)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	(2,058)	(70)
Foreign currency translation adjustment	(21)	(6)

Comprehensive loss	$(5,925)	$(14,209)

12. Subsequent Events

On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

To date, we have incurred net losses in each year since our inception and, as of March 31, 2010, we had an accumulated deficit of $224.0 million. We expect our losses to continue through at least 2010 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 20, 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

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

Additionally, in December 2009, we entered into an extended joint development agreement with Royal Philips Electronics, or Philips. Under the terms of the extended joint development agreement, we are developing, with support and collaboration from Philips, a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, we will pay Phillips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2010.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, unfavorable general economic and capital market conditions. We expect these fluctuations to continue through the remainder of 2010, even as we expect to experience overall revenue growth as compared to 2009 levels due to what we perceive as an improvement in general capital market conditions for our customers. We do not anticipate that revenues in 2010 will be sufficient to eliminate net losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary from quarter to quarter in 2010 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

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

Gain on Settlement of Litigation

Gain on settlement of litigation consists of the value of common stock, a common stock warrant and a note receivable received in connection with the settlement of our litigation with Luna Innovations, Inc, or Luna.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenues

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Revenues	$2,711	$7,455	$(4,744)	(64)%

Revenues primarily related to the following:

	Three months ended March 31,
	2010	2009
United States Sensei system units	—	8
International Sensei system units	1	2

Total Sensei system units	1	10

Sensei system average selling price (in thousands)	$342	$610

Artisan catheter units	637	631

Artisan catheter average selling price (in thousands)	$1.7	$1.6

Post-contract customer service revenue (in thousands)	$1,098	$246

The unit sold in the first quarter of 2010 was to an international distributor, which tend to generate lower average selling prices. Additionally, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS is recognized ratably over the service period. PCS was not included in Sensei system sales for the first quarter of 2009. Sales of Artisan catheters increased slightly in the first quarter of 2010 as compared to 2009 primarily due to the larger installed base of Sensei systems. PCS revenue has increased in the first quarter of 2010 from 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our PCS contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, unfavorable general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the first quarter of 2010 being lower than we anticipated. We expect revenue fluctuations to continue throughout 2010 even as we expect to experience overall revenue growth as compared to 2009 levels due to what we perceive as an improvement in general capital market conditions for our customers.

Cost of Goods Sold

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Cost of goods sold	$3,570	$5,381	$(1,811)	(34)%
As a percentage of revenues	131.7%	72.2%

Cost of goods sold for the first quarter of 2010 included stock-based compensation expense of $167,000 as compared to $223,000 for the first quarter of 2009. Cost of goods sold as a percentage of revenues for the first quarter of 2010 were negatively impacted by the decreased level of sales. As quarterly sales increase over the remainder of 2010 as we expect, we anticipate having positive gross margins. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary from quarter to quarter throughout 2010 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Research and development	$4,767	$5,651	$(884)	(16)%

The decrease in research and development expenses in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the following:

•	A decrease of $0.7 million in outside services, materials and overhead expenses, exclusive of Luna services;

•	A decrease of $0.2 million related to expenses to be reimbursed by Philips;

•	A decrease of $0.4 million in employee-related expenses, including travel expenses, primarily due to a decrease of 13 in average research and development headcount;

•	A decrease of $0.1 million in stock-based compensation expense due to the effects of our lower average stock price; and

•	An increase of $0.5 million in outside services provided by Luna.

Total research and development expenses in the first quarter of 2010 included $496,000 of stock-based compensation expense compared to $620,000 in the first quarter of 2009. We expect research and development expenses for the remainder of 2010 to increase moderately compared to 2009 levels due to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology including vascular applications.

Selling, General and Administrative

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Selling, general and administrative	$7,731	$10,111	$(2,380)	(24)%

The decrease in selling, general and administrative expenses in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the following:

•	A decrease of $1.2 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•	A decrease of $1.8 million in litigation costs associated with our 2009 trial against Luna Innovations Incorporated;

•

A decrease of $0.4 million in employee-related expenses, including sales commissions and travel expenses, in the first quarter of 2010 as compared to 2009, due primarily to a decrease in average general and administrative headcount of two and a decrease in average sales and marketing headcount of two;

•	An increase of $0.2 million in non-compensation marketing expenses; and

•

An increase of $0.8 million in professional service fees exclusive of Luna litigation costs, primarily due to legal fees related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies.

Selling, general and administrative expenses in the first quarter of 2010 included $631,000 of total stock-based compensation expense compared to $1,781,000 in the first quarter of 2009. We expect our selling, general and administrative expenses in 2010 to decrease as compared to 2009 levels as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Gain on Settlement of Litigation

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Gain on settlement of litigation	$(10,003)	$—	$(10,003)	N/A

Gain on settlement of litigation consists of the value of common stock, a warrant to purchase common stock and a secured promissory note received in connection with the settlement of our litigation with Luna Innovations, Incorporated in January 2010. The items were valued as follows:

Common stock	$4,420
Warrant to purchase common stock	583
Secured promissory note	5,000

$10,003

Common Stock

Upon execution of these agreements, Luna issued us 1.2 million shares of common stock. These shares are not registered with the Securities and Exchange Commission but are expected to become salable six months after the date of issuance of the shares. The fair value of the shares recorded reflects the value that market participants would demand due to the value of the shares and the risk relating to the inability to access a public market for these securities for the specified period. The fair value of the unregistered shares was determined as of the market closing price on the dates the shares were issued less a 20% non-marketability discount, for a total value of $4.4 million.

We concluded that 20% is an appropriate discount based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability. This approach calculates the amount required to buy the right to sell the presently restricted stock at the then-current market price on the date the holder can count on the shares becoming salable on the public exchange. The assumptions input into the Black-Scholes option pricing model were based on the stock price on the date of the share issuance, an expected term of eight months, expected volatility of 59%, risk-free interest rate of 0.14% and no expected dividends.

This conclusion was corroborated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna.

Warrant to Purchase Common Stock

The warrant to purchase shares of common stock was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The number of shares were valued utilizing the Black-Scholes option pricing model based on the stock price on the date of the agreements, expected terms ranging from three months to three years, expected volatility ranging from 53% to 75%, risk-free interest rates ranging from 0.05% to 1.5% and no expected dividends. The total estimated fair value of the warrant was calculated at $583,000 at the date of issuance.

Interest Income

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Interest income	$128	$130	$(2)	(2)%

Interest income from cash, cash equivalents and short-term investments decreased slightly in the first quarter of 2010 compared to the first quarter of 2009 primarily due to decreased average cash, cash equivalents and short-term investments balances in the first quarter of 2010 as compared to 2009. This was partially offset by an increase in interest income due to interest on the note receivable from Luna. We expect our quarterly interest income to increase in the remainder of 2010 as a result of interest on the proceeds of our equity offering in April 2010 and the Luna note receivable.

Interest and Other Expense, net

	Three months ended March 31,		Change
(Dollars in thousands)	2010	2009	$	%
Interest and other expense, net	$(620)	$(575)	$(45)	8%

Interest and other expense, net, consists mainly of interest expense, net realized and unrealized foreign exchange gains and losses and unrealized gains or losses on the Luna Warrant, which is accounted for as a derivative. The increase in interest and other expense, net in the first quarter of 2010 as compared to the first quarter of 2009 was mainly due to unrealized losses on the Luna Warrant, partially offset by a decrease in net foreign exchange losses and a moderate decrease in interest expense due to the reducing balance on our term equipment line.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of March 31, 2010 we had an accumulated deficit of $224.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and estimated offering expenses.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of March 31, 2010, we had drawn down approximately $12.5 million against the equipment line under this agreement, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The majority of our cash and investment balances are held in a variety of interest bearing instruments, including corporate bonds, commercial paper and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view to liquidity and capital preservation. As a result of the settlement of the litigation with Luna, we currently have investments in Luna common stock and in a warrant for Luna common stock.

Cash flow activity for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three months ended March 31,
	2010	2009
Cash used in operating activities	$(6,550)	$(5,991)
Cash provided by investing activities	4,621	3,916
Cash provided by (used in) financing activities	(844)	369

Net decrease in cash and cash equivalents	$(2,773)	$(1,706)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first quarter of 2010 and 2009 primarily reflects the net loss for those periods, exclusive of non-cash charges such as the gain on settlement of litigation, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first quarter of 2010 was positively impacted by the net effect of increased deferred revenue, deferred cost of goods sold and prepaid and other current assets balances, due primarily to increases in deferred revenue and the associated costs of those revenues, and was also positively impacted by decreased accounts receivable balances and increased accounts payable balances. Net cash used in operating activities for the first quarter of 2009 was positively impacted by accounts receivable collections as we collected on higher previous period accounts receivable balances than in the same periods in the previous year and the reduction of inventory levels.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the first quarter of 2010 and 2009 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio to provide interest income and liquidity.

Net Cash Provided by (used in) Financing Activities

Net cash used in financing activities for the first quarter of 2010 primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities in the first quarter of 2009 was primarily due to proceeds from our employee stock purchase plan and the exercise of stock options.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to unfavorable general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform.

We believe our existing cash, cash equivalents and short-term investment balances as of March 31, 2010, the approximately $29.8 million of proceeds from the sale of 16,100,000 shares of our common stock on April 20, 2010 and the interest income we earn on these balances in addition to the amounts received through the sale of our products will be sufficient to meet our anticipated cash requirements through 2010. However, if our cash flows from operating activities over the next year are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and we may require additional capital. We might also have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact our ability to achieve our intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

If we are required to seek additional funding in the future by selling additional equity or debt securities or entering into a credit facility, such additional capital may not be available on reasonable terms, if at all. If we are unable to obtain any needed additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, any of which could materially harm our business. The timing and exact amounts of our current and future capital requirements will depend on many factors, including but not limited to the following:

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2010:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$8,598	$1,300	$3,622	$3,676
Debt	9,626	3,034	6,592	—

Total	$18,224	$4,334	$10,214	$3,676

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical, Inc. We have an agreement with Philips which provides for the payment of royalties to Philips for up to five years after the initial commercial shipment of a vascular system, subject to caps based on the amounts Philips contributes to the development. As of March 31, 2010, Philips had not contributed any amounts to the Company.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements under the caption “Recent Accounting Pronouncements” for information regarding new accounting guidance that will impact our financial statements and disclosures.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2010, the fair value of our cash, cash equivalents and short-term investments was approximately $23.1 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the quarter ended March 31, 2010, sales denominated in foreign currencies were approximately 39% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $106,000 in revenues for the first quarter of 2010.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2009. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent to what was noted in our Annual Report on Form 10-K for the year ended December 31, 2009, as of March 31, 2010, we did not maintain effective controls over our control environment, information and communication, revenue recognition process and complex arrangements. Specifically:

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

These material weaknesses previously resulted in material errors and the restatement of our financial statements for the year ended December 31, 2007, annual and interim financial statements for the year ended December 31, 2008 and interim financial statements for the first and second quarters during the year ended December 31, 2009, and resulted in audit adjustments to our financial statements for the year ended December 31, 2009, impacting revenue, cost of goods sold, other income, accounts receivable, deferred cost of goods sold and deferred revenue accounts. Additionally, these material weaknesses could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, we have made the following changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting:

•

We have designed a new training protocol to expand training to our accounting personnel to enhance their ability to appropriately record transactions in both revenue and other complex arrangements in accordance with GAAP commensurate with our financial reporting requirements.

Management’s Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we implemented changes in our internal control over financial reporting during the quarter ended December 31, 2009 to address most of the issues above. Additional changes in our internal control over financial reporting were developed in the quarter ended March 31, 2010, as also discussed above. We believe these changes will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, these changes had not been in operation long enough to effectively measure their operating effectiveness. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the Securities and Exchange Commission. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation efforts we have disclosed. While these efforts are underway, we are relying on extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in our consolidated financial statements.

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

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers: Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with Generally Accepted Accounting Principles (“GAAP”) while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders: Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. Lead plaintiffs have until May 10, 2010 to file a consolidated amended complaint. We and the named officers intend to defend ourselves vigorously against these actions.

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

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California: Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand complaints (the Brown Action does not name PwC as a defendant). Our current deadline for responding to the complaint is June 11, 2010.

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

In assessing the results of an investigation conducted by the audit committee of our board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management has identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, there were material weaknesses that resulted in audit adjustments in connection with the audit of our December 31, 2009 financial statements. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. While many remedial measures were undertaken to correct the control structure under which the errors occurred, not all remedial measures were complete as of March 31, 2010 and not enough time had passed under those remedial measures to effectively measure their operating effectiveness. As such, we continue to report material weaknesses in our internal control over financial reporting as of March 31, 2010. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, the application of our control environment, information and communication, revenue recognition process and complex arrangements is set forth in Part I Item 4 “Controls and Procedures” and, in more detail in our Annual Report on Form 10-K for the year ended December, 31, 2009.

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

We and certain of our executive officers and directors, are defendants in three securities class action lawsuits and three shareholder derivative lawsuits. These lawsuits are described under the heading Item 1. “Legal Proceedings.” Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

The matters relating to the investigation by the audit committee of our board of directors and the restatement of our consolidated financial statements may result in governmental enforcement actions and additional litigation.

On October 15, 2009, the audit committee of our board of directors, upon the recommendation of management, concluded that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 (collectively, the “Prior Periods”) should no longer be relied upon because of errors in those financial statements, some of which arose from potential irregularities outside of the accounting department. On November 9, 2009, the audit committee of our board of directors, upon recommendation of management, concluded that the previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007 should also no longer be relied upon because of an error in those financial statements regarding the recognition of revenue on one Sensei Robotic Catheter System sold to a distributor in the quarter ending December 31, 2007. As a result of our investigation, we identified systems for which revenue should have been recognized in a later period than the period in which it was recognized and revenue on systems that should have been deferred.

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

One of our current officers and employees and the current members of our Board of Directors are the subject of pending lawsuits related to our restatement and other current or former officers, employees or directors may become the subject of lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of March 31, 2010, we have also received regulatory approvals in Russia, Thailand and Australia. The future success of our business will depend on our ability to manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system and impair our financial position.

We have received conditional IDE approval for an approximately 300-patient study for the treatment of atrial fibrillation and hope to enroll our first patient in the second quarter of 2010 and complete enrollment by the end of 2010.

Enrollment of patients in trial could be delayed for a variety of reasons, including:

•	reaching agreement on acceptable terms with prospective clinical trial sites;

•	obtaining additional institutional review board approval to conduct the trial at prospective sites; and

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

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of March 31, 2010, we were in compliance with all specified financial covenants. However, in the future, the liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all the outstanding debt. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received conditional IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and hope to enroll our first patient in the second quarter of 2010 and complete enrolment by the end of 2010. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and Artisan catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have validated our assessment of the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing early clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enable by the Sensei system would harm sales. Furthermore, we plan to develop a robotic system for the treatment of vascular diseases, and there is no clinical data for the proposed systems safety and efficacy. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

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

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. At March 31, 2010, we had an accumulated deficit of $224.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through the first quarter of 2010, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the three months ended March 31, 2010, net cash used in operating activities was $6.6 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal 2008. The Centers for Medicare & Medicaid Services update the MSDRG payment rates annually effective October 1 through September 30th of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, we cannot predict the full impact any rate reductions will have on our future revenues or business.

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

We currently have an interim Chief Financial Officer and are actively conducting searches for additional senior management personnel, including a search for a Chief Operating Officer or Chief Executive Officer. We are conducting a search for a Chief Operating Officer or Chief Executive Officer in order to augment our experience in managing emerging businesses and to enable Frederic Moll, M.D., our founder and current Chief Executive Officer, to dedicate more effort towards formulating our clinical product development strategy, particularly as it relates to our opportunity in vascular applications. We are conducting a search for a Vice President of Engineering as our current Vice President of Engineering is ending his employment with the Company in the middle of May and has agreed to then provide consulting services to the Company through September. Also, our current Chief Technology Officer recently ended his employment with the Company and has agreed to then provide consulting services to the Company through September. If we are unable to recruit qualified replacements in a timely manner or if the consulting services expected to be provided by these departing officers are insufficient to transition their work to others, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received conditional IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and hope to enroll our first patient in the second quarter of 2010 and complete enrolment by the end of 2010. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 30, 2010, our stock price has fluctuated from a low of $2.04 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•

the announcement of our operating results, including the number of our Sensei systems sold during a period and our resulting revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	the pace of enrollment or results of our 300 patient clinical trial or any other clinical trials;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits both on the Company and on the public perception of the Company.

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 32.5 percent of the outstanding shares of our common stock as of April 30, 2010. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to volume limitations. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

Not applicable

(b) Uses of Proceeds from Sale of Registered Securities

Not applicable

(c) Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.48(4)	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.49(4)	License Agreement Between Hansen and Luna by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.50(4)	Cross License Agreement Between Intuitive and Hansen by and between the Registrant and Intuitive Surgical, Inc., dated as of January 12, 2010.

10.51+(4)	Separation Agreement by and between the Registrant and Steven M. Van Dick, dated February 22, 2010.

10.52	Confidential Settlement Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.53	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010.

10.54	Secured Promissory Note by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.55	Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.56	Patent and Trademark Security Agreement between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.57	Confidential Mutual Release between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.58+	Retention Agreement by and between the Registrant and Robert Mittendorff, dated as of January 11, 2010.

10.59+	Consulting Agreement by and between the Registrant and Peter Osborne, dated as of February 22, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2010	By:	/s/ FREDERIC H. MOLL, M.D.
Frederic H. Moll, M.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2010	By:	/s/ PETER OSBORNE
Peter Osborne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)