Form 10-Q
period 2010-06-30
HANSEN MEDICAL INC
filed 2010-08-06
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                         Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock as of July 30, 2010 was 53,780,605.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,238	$9,553
Short-term investments	6,952	18,726
Accounts receivable, net	4,438	6,888
Inventories	6,284	7,406
Deferred cost of goods sold	2,625	2,535
Current portion of note receivable	1,136	--
Prepaids and other current assets	1,945	1,929

Total current assets	60,618	47,037

Property and equipment, net	11,787	13,460
Note receivable, net of current portion	3,420	--
Restricted cash	65	65
Other assets	335	179

Total assets	$76,225	$60,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,251	$2,068
Accrued liabilities	5,038	4,825
Current portion of deferred revenue	10,231	9,337
Current portion of long-term debt	3,565	9,803

Total current liabilities	21,085	26,033

Deferred revenue, net of current portion	42	126
Long-term debt, net of current portion	4,456	--
Other long-term liabilities	1,260	829

Total liabilities	26,843	26,988

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000,000 shares Issued and outstanding: none	--	--
Common stock, par value $0.0001: Authorized: 100,000,000 shares Issued and outstanding: 53,780,605 and 37,512,458 shares at June 30, 2010 and December 31, 2009, respectively	5	4
Additional paid-in capital	286,309	253,968
Accumulated other comprehensive loss	(1,981)	(29)
Accumulated deficit	(234,951)	(220,190)

Total stockholders’ equity	49,382	33,753

Total liabilities and stockholders’ equity	$76,225	$60,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$ 6,950	$ 2,949	$ 9,661	$ 10,404
Cost of goods sold	4,472	2,664	8,042	8,045

Gross profit	2,478	285	1,619	2,359

Operating expenses:
Research and development	6,073	4,951	10,840	10,602
Selling, general and administrative	7,189	9,904	14,920	20,015
Gain on settlement of litigation	--	--	(10,003)	--

Total operating expenses	13,262	14,855	15,757	30,617

Loss from operations	(10,784)	(14,570)	(14,138)	(28,258)
Interest income	100	88	228	218
Interest and other expense, net	(231)	(203)	(851)	(778)

Net loss	$ (10,915)	$ (14,685)	$ (14,761)	$ (28,818)

Basic and diluted net loss per share	$ (0.22)	$ (0.42)	$ (0.34)	$ (0.95)

Shares used to compute basic and diluted net loss per share	50,136	35,187	43,873	30,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,761)	$(28,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of litigation	(10,003)	--
Depreciation and amortization	2,012	2,213
Stock-based compensation	2,326	4,562
Impairment of tangible assets	--	1,120
Net losses on investments	267	--
Provision for doubtful accounts	(38)	--
Changes in operating assets and liabilities:
Accounts receivable	2,488	5,166
Inventories	1,122	(205)
Deferred cost of goods sold	(90)	(346)
Prepaids and other current assets	87	695
Other long-term assets	12	--
Accounts payable	183	(1,294)
Accrued liabilities	400	(1,359)
Deferred revenue	810	69
Deferred rent	(33)	(14)
Other long-term liabilities	530	94

Net cash used in operating activities	(14,688)	(18,117)

Cash flows from investing activities:
Purchase of property and equipment	(413)	(633)
Proceeds from sales and maturities of short-term investments	78,408	14,175
Purchase of investments	(64,121)	(27,929)
Collection of note receivable	266	--
Changes in restricted cash	--	50

Net cash provided by (used in) investing activities	14,140	(14,337)

Cash flows from financing activities:
Repayments of loans payable	(1,782)	(890)
Proceeds from issuance of common stock, net of issuance costs	29,831	35,278
Proceeds from exercise of common stock options, net	49	333
Proceeds from employee stock purchase plan	135	300

Net cash provided by financing activities	28,233	35,021

Net increase in cash and cash equivalents	27,685	2,567
Cash and cash equivalents at beginning of period	9,553	17,377

Cash and cash equivalents at end of period	$37,238	$19,944

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

From inception to June 30, 2010, the Company has incurred losses totaling approximately $235.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2010 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. However, the Company may seek to sell additional equity or debt securities or enter into additional credit facilities in the future to address future needs. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional financing or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant. The Company believes that its existing cash and cash equivalents balance at June 30, 2010 will be sufficient to meet its liquidity needs through at least December 31, 2010.

As discussed in Note 8, under the terms of the loan and security agreement with Silicon Valley Bank, the Company is subject to various financial covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with the Company. Additionally, the agreement limits the Company’s ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding revenue arrangements with multiple deliverables. Under this new guidance, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. This guidance also established a hierarchy for determining the selling price of a deliverable, using vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but the Company intends to adopt this guidance beginning January 1, 2011. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance regarding the applicability of software revenue guidance to certain arrangements that include software elements, changing the accounting model for such arrangements so that they are no longer under the scope of the software revenue guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but the Company intends to adopt this guidance beginning January 1, 2011. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements.

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

3.    Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and short-term investments, with gross unrealized gains and losses, were as follows (in thousands):

						Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Cash Equivalents	Short-term Investments	Other Assets
As of June 30, 2010:
Money market funds	$ 1,998	$ --	$ --		$ 1,998	$ 1,998	$ --	$ --
U.S. government agency securities	20,484	1	--		20,485	17,199	3,286	--
Corporate debt securities	17,403	--	(1)		17,402	16,398	1,004	--
Corporate equity securities	4,459	--	(1,944)		2,515	--	2,515	--
Warrants to purchase corporate equity securities	583	--	(267)		316	--	147	169

	$ 44,927	$ 1		$(2,212)	$42,716	$35,595	$ 6,952	$169

As of December 31, 2009:
Money market funds	$ 5,922	$ --	$ --		$5,922	$ 5,922	$ --	$ --
U.S. government agency securities	10,987	16	(2)		11,001	--	11,001	--
Corporate debt securities	8,824	1	--		8,825	1,100	7,725	--

	$ 25,733	$17		$(2)	$25,748	$ 7,022	$18,726	$ --

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. As of June 30, 2010, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,005	$(1)
Corporate equity securities	2,476	(1,944)
Warrants to purchase corporate equity securities	316	(267)

	$3,797	$(2,212)

None of the above fixed income securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on fixed income securities were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the gross losses are minor and the Company has the ability to hold these investments until maturity or until a recovery of fair value occurs. The gross unrealized losses on corporate equity securities are related to the shares of restricted common stock acquired as a part of the Luna litigation settlement and are due to decreases in the stock price of the securities which are used in part to determine their fair value. Decreases in stock prices reflect investor estimates of the value of the underlying company as well as general market conditions. As Luna’s stock price has been quite volatile over the previous years and the Company is not aware of any facts which would indicate that the reduction in stock price is permanent, these shares are not considered other-than-temporarily impaired. If the Company determines in the future that the decline in value is other than temporary, there could be a material expense recorded at such time. The warrant to purchase corporate equity securities is a derivative and, therefore, unrealized gains and losses are recorded in earnings, regardless of whether any impairment is other than temporary.

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

The fair value hierarchy of our cash equivalents and short-term investments at June 30, 2010 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$1,998	$ --	$--	$1,998
U.S. government agency securities	20,485	--	--	20,485
Corporate debt securities	--	17,402	--	17,402
Corporate equity securities	--	--	2,515	2,515
Warrants to purchase corporate equity securities	--	--	316	316

	$22,483	$17,402	$2,831	$42,716

4.     Inventories (in thousands)

	June 30, 2010	December 31, 2009
Raw materials	$ 2,277	$ 2,834
Work in process	2,450	2,996
Finished goods	1,557	1,576

Inventories	$ 6,284	$ 7,406

5.     Asset Impairment

In June 2009, the Company terminated its relationship with a subcontractor in Europe for the manufacture of catheters. In connection with the termination of this relationship, the Company analyzed the carrying value of certain fixed assets purchased in association with that relationship to determine whether an impairment of those assets had occurred, in accordance with authoritative guidance. Based on that analysis, the Company recorded a $1.1 million charge to selling, general and administrative expenses in the quarter ended June 30, 2009. The charge relates to the write-off of non-recoverable fixed assets.

6.     Litigation Settlement

On January 12, 2010, the Company entered into a series of agreements with Luna Innovations Incorporated and its wholly-owned subsidiary (together, “Luna”) which settled the outstanding litigation between the two companies. According to the terms of the agreements, Luna issued the following to the Company:

•	1,247,330 shares of common stock, which at the time of the settlement gave the Company ownership of 9.9% of outstanding Luna common stock.

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

The Company concluded that 20% was an appropriate discount based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability. This approach calculates the amount required to buy the right to sell the presently restricted stock at the then-current market price on the date the holder can count on the shares becoming salable on the public exchange. The assumptions input into the Black-Scholes option pricing model were based on the stock price on the date of the share issuance, an expected term of eight months, expected volatility of 59%, risk-free interest rate of 0.14% and no expected dividends.

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

$10,003

7.    Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of June 30, 2010, annual contractual commitments associated with lease obligations were as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2010 (remainder of year)	$868
2011	1,784
2012	1,838
2013	1,893
2014	1,783

Total	$8,166

Warranties

Prior to the third quarter of 2009, the Company generally provided a limited one-year warranty on its Sensei system and accrued the estimated cost of warranties at the time revenue was recognized. Beginning in the third quarter of 2009, the Company began providing one year of post-contract customer service on the sale of its Sensei system. Post-contract customer service revenue is recognized ratably over the life of the service period and associated expenses are charged to cost of goods sold as incurred. The Company continues to provide a limited warranty on the sale of Artisan catheters. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$ 50	$ 840	$ 134	$ 881
Accruals for warranties issued during the period	105	115	134	502
Warranty costs incurred during the period	(132)	(431)	(245)	(859)

Balance at end of period	$ 23	$ 524	$ 23	$ 524

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants’ deadline for responding to the second amended complaint is September 17, 2010. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of Hansen’s board of directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as Hansen’s independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in Hansen’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of Hansen, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs’ deadline for filing or designating a consolidated complaint is August 30, 2010.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend and ordered that any amended complaint be filed on or before August 9, 2010.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, the Company received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that the Company investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company. The Board has informed counsel for each of Balardi, Rogowski and Fox that it has commenced an investigation in response to their letters and has invited them to share any documents or other information supporting their demands so that the Board may consider such information in its investigation. The Board has also informed counsel for these purported stockholders that it will notify them when the investigation is completed.

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether the Company or any other entities or persons have engaged in or are about to engage in any violations of the securities laws. The Company intends to cooperate fully with the Securities and Exchange Commission.

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

8.     Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of June 30, 2010, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of June 30, 2010 are as follows (in thousands):

2010 (remainder of year)	$2,008
2011	3,849
2012	2,743

8,600
Less: Amount representing interest	(579)

8,021
Less: Current portion	3,565

Long-term portion	$4,456

9.     Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan, 2006 Employee Stock Purchase Plan and for stock-based awards not issued under a pre-approved plan was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$ 156	$ 214	$ 323	$ 437
Research and development	372	688	868	1,308
Selling, general and administrative	504	1,036	1,135	2,817

Total	$ 1,032	$ 1,938	$ 2,326	$ 4,562

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, using the following assumptions:

Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected volatility	60%	61%	60%	58%-61%
Risk-free interest rate	2.0%-2.5%	2.2%	2.0%-2.5%	1.9%-2.2%
Expected term (in years)	4.50	4.50	4.50	4.50-4.75
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected volatility	58%-74%	59%-62%	58%-74%	59%-63%
Risk-free interest rate	0.2%-2.3%	2.4%-3.3%	0.2%-3.3%	1.7%-3.3%
Contractual term (in years)	0.25-6.75	4.75-7.50	0.25-7.00	4.75-7.75
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected volatility	62%-67%	76%	61%-67%	76%-126%
Risk-free interest rate	0.2%	0.4%	0.2%	0.4%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan and for options not issued under a pre-approved plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2010	3,706	$10.54
Options granted	3,219	$2.19
Options exercised	(90)	$1.38
Options cancelled	(426)	$9.52

Balance, June 30, 2010	6,409	$6.54	5.89	$177

Options vested at June 30, 2010	2,087	$11.37	4.66	$120

As of June 30, 2010, total unamortized stock-based compensation related to unvested stock options was $8,783,000, with a weighted-average recognition period of 2.79 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2010	--	$--
Awarded	320	$2.19
Vested	(5)	$2.29

Balance, June 30, 2010	315	$2.19

As of June 30, 2010, there was approximately $606,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 2.87 years.

As of June 30, 2010, 1,553,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

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

11.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$ (10,915)	$ (14,685)	$ (14,761)	$ (28,818)

Weighted-average common shares outstanding	50,136	35,190	43,873	30,297
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	--	(3)	--	(4)

Shares used to calculate basic and diluted net loss per share	50,136	35,187	43,873	30,293

Basic and diluted net loss per share	$ (0.22)	$ (0.42)	$ (0.34)	$ (0.95)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2010	2009
Stock options outstanding	6,409	3,826
Unvested restricted stock units	315	20
Unvested common shares subject to repurchase	--	2
Proceeds from employee stock purchase plan	30	82

12.  Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(10,915)	$(14,685)	$(14,761)	$(28,818)
Other comprehensive income:
Change in unrealized gain/loss on investments	136	(18)	(1,922)	(88)
Foreign currency translation adjustment	(9)	16	(30)	10

Comprehensive loss	$(10,788)	$(14,687)	$(16,713)	$(28,896)

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

To date, we have incurred net losses in each year since our inception and, as of June 30, 2010, we had an accumulated deficit of $235.0 million. We expect our losses to continue through at least 2010 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 20, 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses.

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

Additionally, in December 2009, we entered into an extended joint development agreement with Royal Philips Electronics, or Philips. Under the terms of the extended joint development agreement, we are developing, with support and collaboration from Philips, a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, we will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party's uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the six months ended June 30, 2010.

Financial Overview

 Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables and post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, unfavorable general economic and capital market conditions. We expect these fluctuations to continue through the remainder of 2010 due to what we perceive as an improvement in general capital market conditions for our customers. We do not anticipate that revenues in 2010 will be sufficient to eliminate net losses.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2010 to increase as compared to 2009 levels due to our on-going development activities for the electrophysiology market, the development of our Vascular System and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products and services related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2010 to decrease moderately as compared to 2009 levels due to reductions in legal expenses related to our litigation with Luna Innovations, Inc, or Luna, and as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Gain on Settlement of Litigation

Gain on settlement of litigation consists of the value of common stock, a common stock warrant and a note receivable received in connection with the settlement of our litigation with Luna.

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Revenues

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Revenues	$ 6,950	$ 2,949	$4,001	136%

Revenues primarily related to the following:

	Three months ended June 30,
	2010	2009
United States Sensei system units	5	1
International Sensei system units	2	1

Total Sensei system units	7	2

Sensei system average selling price (in thousands)	$ 674	$671

Artisan catheter units	555	576

Artisan catheter average selling price (in thousands)	$ 1.6	$1.6

Post-contract customer service revenue (in thousands)	$ 1,211	$343

Our average selling prices for the second quarter of 2010 were positively impacted by the sale of our improved Sensei X model, which has a higher list price than our original Sensei model, partially offset by the fact that, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period. PCS was not included in Sensei system sales for the second quarter of 2009. Sales of Artisan catheters decreased in the second quarter of 2010 as compared to 2009 primarily due to weakness in the marketplace due to the general economic conditions. PCS revenue has increased in the second quarter of 2010 as compared to 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our PCS contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, unfavorable general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the second quarter of 2010 being lower than we anticipated. We expect revenue fluctuations to continue throughout 2010 due to what we perceive as an improvement in general capital market conditions for our customers.

Cost of Goods Sold

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Cost of goods sold	$4,472	$2,664	$1,808	68%
As a percentage of revenues	64.3%	90.3%

Cost of goods sold for the second quarter of 2010 included stock-based compensation expense of $156,000 as compared to $214,000 in 2009. Cost of goods sold as a percentage of revenues for the second quarter of 2010 were positively impacted by the increased level of sales. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary significantly from quarter to quarter throughout 2010 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Research and development	$6,073	$4,951	$1,122	23%

The increase in research and development expenses in the second quarter of 2010 compared to 2009 was primarily due to the following:

•

An increase of $0.9 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to development of vascular applications of our technology;

•	An increase of $0.6 million in outside services provided by Luna;

•

An increase of $0.1 million in employee-related expenses, including travel expenses, reflecting bonuses and spending related to development of vascular applications, partially offset by a decrease of seven in average research and development headcount;

•	A decrease of $0.2 million related to expenses to be reimbursed by Philips; and

•	A decrease of $0.3 million in stock-based compensation expense due to the effects of our lower average stock price.

Total research and development expenses in the second quarter of 2010 included $372,000 of stock-based compensation expense compared to $688,000 in 2009. We expect research and development expenses for the remainder of 2010 to increase moderately compared to 2009 levels due to our development activities for the electrophysiology market and exploring certain other potential future applications of our technology including vascular applications.

Selling, General and Administrative

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Selling, general and administrative	$7,189	$9,904	$(2,715)	(27)%

The decrease in selling, general and administrative expenses in the second quarter of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $1.6 million in litigation costs associated with our 2009 trial against Luna Innovations Incorporated;

•

A decrease of $1.1 million related to a charge in 2009 for the write-off of non-recoverable fixed assets related to the Company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•	A decrease of $0.5 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•

A decrease of $0.3 million in employee-related expenses, including sales commissions and travel expenses, in the first quarter of 2010 as compared to 2009, due primarily to a decrease in average general and administrative headcount of one and a decrease in average sales and marketing headcount of one;

•	An increase of $0.1 million in non-compensation marketing expenses; and

•

An increase of $0.7 million in professional service fees exclusive of Luna litigation costs, primarily due to legal fees related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies.

Selling, general and administrative expenses in the second quarter of 2010 included $504,000 of total stock-based compensation expense compared to $1,036,000 in 2009. We expect our selling, general and administrative expenses in 2010 to decrease as compared to 2009 levels due to reductions in legal expenses related to our litigation with Luna and as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Interest Income

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest income	$100	$88	$12	14%

Interest income from cash, cash equivalents and short-term investments and from our note receivable from Luna increased slightly in the second quarter of 2010 compared to 2009 primarily due to the interest on the note receivable from Luna. We expect our quarterly interest income to remain relatively consistent with the second quarter of 2010 for the remainder of 2010.

Interest and Other Expense, net

	Three months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest and other expense, net	$(231)	$(203)	$(28)	14%

Interest and other expense, net, consists mainly of interest expense, net realized and unrealized foreign exchange gains and losses and unrealized gains or losses on the Luna Warrant, which is accounted for as a derivative. The increase in interest and other expense, net in the second quarter of 2010 as compared to 2009 was mainly due to unrealized net foreign exchange losses, partially offset by moderate gains on the change in valuation of the Luna Warrant and a moderate decrease in interest expense due to the reducing balance on our term equipment line.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenues

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$		%
Revenues	$9,661	$10,404		$(743)	(7)%

Revenues primarily related to the following:

	Six months ended June 30,
	2010	2009
United States Sensei system units	5	9
International Sensei system units	3	3

Total Sensei system units	8	12

Sensei system average selling price (in thousands)	$633	$620

Artisan catheter units	1,192	1,207

Artisan catheter average selling price (in thousands)	$1.6	$1.6

Post-contract customer service revenue (in thousands)	$2,309	$589

Our average selling prices for the first six months of 2010 as compared to 2009 were positively impacted by the sale of our improved Sensei X model, which has a higher list price than our original Sensei model, partially offset by the fact that, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period. PCS was not included in Sensei system sales for the first six months of 2009. Sales of Artisan catheters decreased slightly in the first six months of 2010 as compared to 2009 primarily due to weakness in the marketplace possibly due to the general economic conditions. PCS revenue has increased in the first six months of 2010 as compared to 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our PCS contracts.

Cost of Goods Sold

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Cost of goods sold	$8,042	$8,045	$(3)	--%
As a percentage of revenues	83.2%	77.3%

Cost of goods sold for the first six months of 2010 included stock-based compensation expense of $323,000 as compared to $437,000 in 2009. Cost of goods sold as a percentage of revenues for the first six months of 2010 were negatively impacted by the lower level of system sales as compared to 2009.

Operating Expenses

Research and Development

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Research and development	$10,840	$10,602	$238	2%

The increase in research and development expenses in the first six months of 2010 compared to 2009 was primarily due to the following:

•	An increase of $1.0 million in outside services provided by Luna;

•

An increase of $0.3 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to development of vascular applications of our technology;

•	A decrease of $0.4 million related to expenses to be reimbursed by Philips;

•	A decrease of $0.4 million in stock-based compensation expense due to the effects of our lower average stock price; and

•	A decrease of $0.3 million in employee-related expenses, including travel expenses, primarily due to a decrease of 11 in average research and development headcount;

Total research and development expenses in the first six months of 2010 included $868,000 of stock-based compensation expense compared to $1,308,000 in 2009.

Selling, General and Administrative

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Selling, general and administrative	$14,920	$20,015	$(5,095)	(25)%

The decrease in selling, general and administrative expenses in the first six months of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $3.4 million in litigation costs associated with our 2009 trial against Luna Innovations Incorporated;

•	A decrease of $1.7 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•

A decrease of $1.1 million related to a charge in 2009 for the write-off of non-recoverable fixed assets related to the Company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•

A decrease of $0.7 million in employee-related expenses, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of one and a decrease in average sales and marketing headcount of one;

•	An increase of $0.3 million in non-compensation marketing expenses; and

•

An increase of $1.5 million in professional service fees exclusive of Luna litigation costs, primarily due to legal fees related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies.

Selling, general and administrative expenses in the first six months of 2010 included $1,135,000 of total stock-based compensation expense compared to $2,817,000 in 2009.

Gain on Settlement of Litigation

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Gain on settlement of litigation	$(10,003)	$--	$(10,003)	N/A

Gain on settlement of litigation consists of the value of common stock, a warrant to purchase common stock and a secured promissory note received in connection with the settlement of our litigation with Luna in January 2010. The items were valued as follows:

Common stock	$ 4,420
Warrant to purchase common stock	583
Secured promissory note	5,000

$ 10,003

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

Interest Income

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest income	$228	$218	$10	5%

Interest income from cash, cash equivalents and short-term investments and from our note receivable from Luna increased slightly in the first six months of 2010 compared to 2009 primarily due to interest on the note receivable from Luna.

Interest and Other Expense, net

	Six months ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest and other expense, net	$(851)	$(778)	$(73)	9%

Interest and other expense, net, consists mainly of interest expense, net realized and unrealized foreign exchange gains and losses and unrealized gains or losses on the Luna Warrant, which is accounted for as a derivative. The increase in interest and other expense, net in the first six months of 2010 as compared to 2009 was mainly due to unrealized losses on the change in valuation of the Luna Warrant, partially offset by a moderate decrease in interest expense due to the reducing balance on our term equipment line and a decrease in net foreign exchange losses.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of June 30, 2010 we had an accumulated deficit of $235.0 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses.

        On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. We have drawn down approximately $12.5 million against the equipment line under this agreement, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

        In the event we were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank's lien in the collateral or in the value of such collateral, (2) a material adverse change in our business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of our obligations, we would seek to obtain a waiver from Silicon Valley Bank. If we were unable to obtain a waiver, we would be in default under the loan and security agreement, which would entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2009, we were in compliance with all financial covenants that had been determined as of that date.

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

Cash flow activity for the six months ended June 30, 2010 and 2009 is summarized as follows:

	Six months ended June 30,
	2010	2009
Cash used in operating activities	$(14,688)	$(18,117)
Cash provided by (used in) investing activities	14,140	(14,337)
Cash provided by financing activities	28,233	35,021

Net increase in cash and cash equivalents	$ 27,685	$ 2,567

Net Cash Used in Operating Activities

Net cash used in operating activities in the first six months of 2010 and 2009 primarily reflects the net loss for those periods, exclusive of non-cash charges such as the gain on settlement of litigation, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first six months of 2010 was positively impacted by the net effect of decreased accounts receivable as we collected on our higher previous year accounts receivable balances and decreased inventory balances as we have lowered our inventory levels due to the lower level of system shipments and by increased deferred revenue, accrued liabilities and accounts payable balances. Net cash used in operating activities for the first six months of 2009 was positively impacted by accounts receivable collections as we collected on higher previous period accounts receivable balances than in the same periods in the previous year and was negatively impacted by lower accounts payable and accrued liabilities balances due to the timing of payments and the decrease in operating expense of the prior year period.

Net Cash Provided by (used in) Investing Activities

Net cash provided by investing activities in the first quarter of 2010 and 2009 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio, including amounts received from our equity offerings in April 2010 and April 2009, to provide interest income and liquidity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first six months of 2010 and 2009 primarily related to cash received from our equity offerings in April 2010 and April 2009, in addition to proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments on our long-term debt.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to unfavorable general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

We believe our existing cash, cash equivalents and short-term investment balances as of June 30, 2010 and the interest income we earn on these balances, in addition to the amounts received through the sale of our products, will be sufficient to meet our anticipated cash requirements through 2010. However, if our cash flows from operating activities over the next year are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and we may require additional capital. We might also have to reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to manage discretionary spending or raise additional capital as required may adversely impact our ability to achieve our intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions during the remainder of the year if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2010:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$8,166	$868	$3,622	$3,676
Debt	8,600	2,008	6,592	--

Total	$16,766	$2,876	$10,214	$3,676

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have an agreement with Philips which provides for the payment of royalties to Philips for up to five years after the initial commercial shipment of a Vascular System, subject to caps based on the amounts Philips contributes to the development. As of June 30, 2010, Philips had contributed a total of $1,000,000 to the Company.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2010, the fair value of our cash, cash equivalents and short-term investments was approximately $44.2 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the six months ended June 30, 2010, sales denominated in foreign currencies were approximately 25% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $242,000 in revenues for the first six months of 2010.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of June 30, 2010. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent to what was noted in our Annual Report on Form 10-K for the year ended December 31, 2009, as of June 30, 2010, we did not maintain effective controls over our control environment, information and communication, revenue recognition process and complex arrangements. Specifically:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, we have made the following changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting:

•

We have employed the resources of a third party consulting firm to assist in the evaluation of complex accounting arrangements, most specifically those relating to complex revenue transactions, to enhance our ability to evaluate and appropriately account for these arrangements.

Management’s Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, we implemented changes in our internal control over financial reporting during the quarters ended December 31, 2009 and March 31, 2010 to address the issues articulated above. Additional changes in our internal control over financial reporting were developed in the quarter ended June 30, 2010, as also discussed above. We believe these changes will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, these changes had not been in operation long enough to effectively measure their operating effectiveness. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the Securities and Exchange Commission. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation efforts we have disclosed. While these efforts are underway, we are relying on extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in our consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants’ deadline for responding to the second amended complaint is September 17, 2010. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our board of directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as our independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs’ deadline for filing or designating a consolidated complaint is August 30, 2010.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend and ordered that any amended complaint be filed on or before August 9, 2010.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by our outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that our Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our Board has not commenced the requested action or if our Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, we received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that we investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders. Our Board has informed counsel for each of Balardi, Rogowski and Fox that it has commenced an investigation in response to their letters and has invited them to share any documents or other information supporting their demands so that our Board may consider such information in its investigation. Our Board has also informed counsel for these purported stockholders that it will notify them when the investigation is completed.

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in or are about to engage in any violations of the securities laws. We intend to cooperate fully with the Securities and Exchange Commission.

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

In assessing the results of an investigation conducted by the audit committee of our board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, there were material weaknesses that resulted in audit adjustments in connection with the audit of our December 31, 2009 financial statements. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010. While remedial measures were undertaken to correct the control structure under which the errors occurred, not enough time had passed under those remedial measures as of June 30, 2010 to effectively measure their operating effectiveness. As such, we continue to report material weaknesses in our internal control over financial reporting as of June 30, 2010. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, the application of our control environment, information and communication, revenue recognition process and complex arrangements is set forth in Part I Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q and, in more detail, in our Annual Report on Form 10-K for the year ended December, 31, 2009.

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

We and certain of our executive officers and directors, are defendants in three securities class action lawsuits and three shareholder derivative lawsuits. These lawsuits are described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business. As a result of the restatement, we have become subject to a number of risks and uncertainties, including the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue and we will continue to incur additional restatement-related accounting and legal costs.

Continuing negative publicity may adversely affect our business.

As a result of the audit committee-led investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and condition. We also believe that this negative publicity could potentially cause certain of our employees to perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Should we continue to be the subject of negative publicity, it could have a material adverse effect on our business.

Potential indemnification obligations and limitations of our current and former director and officer liability insurance and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

One of our current officers and employees and the current members of our Board of Directors are the subject of pending lawsuits related to our restatement and other current or former officers, employees or directors may become the subject of lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors' and officers' insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006 and for our Artisan catheter in May 2007. As of June 30, 2010, we have also received regulatory approvals in Russia, Thailand and Australia. The future success of our business will depend on our ability to manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system and impair our financial position.

We have received conditional IDE approval for an approximately 300-patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Deficiencies identified by the FDA must be resolved before the FDA issues final approval for the IDE. Until final approval is received, enrollment in the trial is likely to proceed at a reduced rate. Delays in final approval will increase the time required to complete the trial. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures.

Enrollment of patients in trial could be further delayed for a variety of reasons, including:

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

In addition, the completion of the trial, and any future clinical trials, could be delayed, suspended or terminated for several reasons, including:

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation demonstrates non-inferiority to manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require a us to file a PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

Even if we obtain the necessary regulatory approvals, our efforts to commercialize our Sensei system for atrial fibrillation or vascular disease, we may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

If we obtain regulatory approval to market our Sensei system for uses other than mapping electrophysiology procedures, such as for the treatment of atrial fibrillation, or our Vascular System under development for the treatment of vascular disease, our ability to generate revenue will depend upon the successful commercialization of our Sensei system and our Vascular System for such indications. Our efforts to commercialize our Sensei system or our Vascular System may not succeed for a number of reasons, including:

•	our systems may not be accepted in the marketplace for other treatments by physicians;

•	we may not be able to sell our systems and associated catheters at prices that allows us to meet the revenue targets necessary to generate revenue for profitability;

•	we, or the investigators of our product, may not be able to have information on the outcome of the trials published in medical journals;

•	the availability and perceived advantages and disadvantages of alternative treatments;

•	any rapid technological change may make our products obsolete;

•	we may not be able to have our systems or catheters manufactured in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the development and commercialization of our systems; and

•	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in electrophysiology procedures or the development and commercialization of our Vascular System, we may never achieve profitability and may be forced to cease operations.

We may not be able to develop and commercialize our Vascular System as planned.

We intend to develop and commercialize our Vascular System, consisting of a novel robotic platform and suite of catheters for vascular procedures. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing, engineering and manufacturing the platform to function as intended, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in the platform. Any such difficulties could result in delays in our 510(k) submission to the FDA or regulatory agencies outside of the United States, negative press, lack of physician adoption of our system, higher than expected service claims and litigation. Furthermore, we have not previously manufactured the robotic platform for vascular intervention and we may encounter unexpected manufacturing problems when scaling up the production of the new platform. Any of these issues could negatively impact our financial condition and results of operations.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of June 30, 2010, we were in compliance with all specified financial covenants. However, in the future, the liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Potential customers with limited capital budgets may decide to spend those dollars on proven technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Financial market conditions in the U.S. and the European Union, including especially the credit and capital markets, continue to be volatile and uncertain. As a result, many potential customers delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. Financial market conditions are likely to continue to be volatile into the future. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received conditional IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Deficiencies identified by the FDA must be resolved before the FDA issues final approval for the IDE. Until final approval is received, enrollment in the trial is likely to proceed at a reduced rate. Delays in final approval will increase the time required to complete the trial. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

Seeking to obtain future clearances or approvals from the FDA and other regulatory authorities, as we plan to do for our Vascular System currently under development, could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to maintain our regulatory clearances and obtain future clearances for our Sensei system and other products, including our proposed Vascular System, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

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

Until other products are developed and receive regulatory approval, we expect to derive substantially all of our revenues from sales of our Sensei system and Artisan catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.

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

We have experienced substantial net losses since our inception in late 2002. As of June 30, 2010, we had an accumulated deficit of $235.0 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development efforts towards a Vascular System, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses to increase moderately and general and administrative expenses to decrease moderately in 2010 from 2009 levels as we continue our product engineering efforts to develop a new platform for use in vascular surgery, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the six months ended June 30, 2010, net cash used in operating activities was $14.7 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development of our Vascular System.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal 2008. The Centers for Medicare & Medicaid Services update the MSDRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, we cannot predict the full impact any rate reductions will have on our future revenues or business.

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

We currently have an interim Chief Financial Officer and are actively conducting searches for a Chief Financial Officer and additional senior management personnel in order to augment our experience in managing emerging businesses. Our Vice President of Engineering ended his employment with the Company in May 2010 and has agreed to provide consulting services to the Company through September 2010. Also, our Chief Technology Officer ended his employment with the Company in May 2010, but has agreed to provide consulting services to the Company through September 2010. If we are unable to recruit similarly-qualified individuals in a timely manner or if the consulting services expected to be provided by these departing officers are insufficient to transition their work to others, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

Additional Risks Related to Regulatory Matters

If we fail to obtain regulatory clearances in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We were inspected by the FDA in July 2010 and received 2 inspectional observations. We have delivered a response plan to the agency and are actively working to meet the dates we have committed to. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received conditional IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Deficiencies identified by the FDA must be resolved before the FDA issues final approval for the IDE. Until final approval is received, enrollment in the trial is likely to proceed at a reduced rate. Delays in final approval will increase the time required to complete the trial. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 30, 2010, our stock price has fluctuated from a low of $1.75 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 37.7 percent of the outstanding shares of our common stock as of July 30, 2010. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

Not applicable

(b) Uses of Proceeds from Sale of Registered Securities

Not applicable

(c) Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.60(4)	Purchase Agreement dated April 16, 2010 by and between the Registrant and Piper Jaffray & Co.

10.61*	Amendment No. 1 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of February 17, 2010.

10.62*	Amendment No. 2 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of April 2, 2010.

10.63+	Offer Letter by and between the Registrant and Bruce J Barclay, dated as of May 26, 2010.

10.64+	Retention Agreement by and between the Registrant and Bruce J Barclay, dated as of May 26, 2010.

10.65+	Non-Plan Option Agreement by and between the Registrant and Bruce J Barclay, dated as of June 9, 2010.

10.66+	Memorandum Regarding 2010 Incentive Bonus for Frederic H. Moll, M.D., dated as of June 24, 2010.

10.67+	Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of June 28, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2010 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit.

**

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

Dated: August 6, 2010	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2010	By:	/s/ PETER OSBORNE
Peter Osborne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)