Form 10-Q
period 2010-09-30
HANSEN MEDICAL INC
filed 2010-11-09
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                         Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was 53,790,647.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 26,650	$ 9,553
Short-term investments	8,662	18,726
Accounts receivable, net	4,429	6,888
Inventories	6,273	7,406
Deferred cost of goods sold	2,803	2,535
Current portion of note receivable	1,170	—
Prepaids and other current assets	1,725	1,929

Total current assets	51,712	47,037

Property and equipment, net	10,947	13,460
Note receivable, net of current portion	3,001	—
Restricted cash	65	65
Other assets	298	179

Total assets	$ 66,023	$ 60,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,847	$ 2,068
Accrued liabilities	5,304	4,825
Current portion of deferred revenue	10,414	9,337
Current portion of long-term debt	7,130	9,803

Total current liabilities	24,695	26,033

Deferred revenue, net of current portion	—	126
Other long-term liabilities	701	829

Total liabilities	25,396	26,988

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 53,789,772 and 37,512,458 shares at September 30, 2010 and December 31, 2009, respectively	5	4
Additional paid-in capital	287,668	253,968
Accumulated other comprehensive income (loss)	47	(29)
Accumulated deficit	(247,093)	(220,190)

Total stockholders’ equity	40,627	33,753

Total liabilities and stockholders’ equity	$ 66,023	$ 60,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$ 3,499	$ 4,565	$ 13,160	$ 14,969
Cost of goods sold	3,161	3,268	11,203	11,313

Gross profit	338	1,297	1,957	3,656

Operating expenses:
Research and development	4,176	4,879	15,016	15,481
Selling, general and administrative	6,231	8,153	21,151	28,168
Gain on settlement of litigation	—	—	(10,003)	—

Total operating expenses	10,407	13,032	26,164	43,649

Loss from operations	(10,069)	(11,735)	(24,207)	(39,993)
Interest income	106	54	334	272
Interest and other expense, net	(2,179)	(248)	(3,030)	(1,026)

Net loss	$ (12,142)	$ (11,929)	$ (26,903)	$ (40,747)

Basic and diluted net loss per share	$ (0.23)	$ (0.32)	$ (0.57)	$ (1.25)

Shares used to compute basic and diluted net loss per share	53,784	37,418	47,213	32,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (26,903)	$ (40,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of litigation	(10,003)	—
Depreciation and amortization	2,961	3,246
Stock-based compensation	3,594	6,128
Impairment of tangible assets	—	1,120
(Gain) loss on disposal of fixed assets	(5)	23
Net unrealized losses on investments	2,290	—
Change in provision for doubtful accounts	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	2,493	2,704
Inventories	1,133	(1,202)
Deferred cost of goods sold	(268)	(561)
Prepaids and other current assets	344	837
Other long-term assets	12	—
Accounts payable	(221)	(1,048)
Accrued liabilities	801	116
Deferred revenue	951	1,288
Deferred rent	(49)	(22)
Other long-term liabilities	—	142

Net cash used in operating activities	(22,904)	(27,976)

Cash flows from investing activities:
Purchase of property and equipment	(554)	(739)
Proceeds from sales and maturities of short-term investments	79,378	23,175
Purchase of investments	(66,796)	(33,923)
Collection of note receivable	540	—
Changes in restricted cash	—	45

Net cash provided by (used in) investing activities	12,568	(11,442)

Cash flows from financing activities:
Repayments of loans payable	(2,673)	(1,782)
Proceeds from issuance of common stock, net of issuance costs	29,846	35,278
Proceeds from exercise of common stock options, net	125	336
Proceeds from employee stock purchase plan	135	300

Net cash provided by financing activities	27,433	34,132

Net increase (decrease) in cash and cash equivalents	17,097	(5,286)
Cash and cash equivalents at beginning of period	9,553	17,377

Cash and cash equivalents at end of period	$ 26,650	$ 12,091

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

From inception through September 30, 2010, the Company has incurred losses totaling approximately $247.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2010 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. If the Company is not successful in significantly increasing sales of its products, the extent of future losses and the timing of reaching a point of profitability are highly uncertain. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. However, the Company’s current resources are not sufficient to fund current and planned activities. As such, the Company expects to seek to sell additional equity or debt securities, enter into additional credit facilities, license certain non-core intellectual property assets or enter into future research and development funding agreements to meet continuing cash needs. Any such funding may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available due to the Company’s inability to obtain additional funding or if operating cash flows are insufficient to meet the Company’s existing debt covenants, the Company may be required to reduce the scope of, delay or eliminate some or all of its planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to commercialize. The Company might also have to reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s financial condition. Failure to manage spending or raise additional funding may adversely impact the Company’s ability to achieve its intended business objectives. The Company continues to evaluate the extent of its implemented cost-saving measures based upon changing economic conditions and the achievement of estimated revenue throughout 2010 and will consider the implementation of additional cost reductions if and as circumstances warrant. The Company believes that its existing cash and cash equivalents balance at September 30, 2010 will be sufficient to meet its liquidity needs through at least December 31, 2010.

As discussed in Note 8, under the terms of the loan and security agreement with Silicon Valley Bank, the Company is subject to various financial covenants, including maintaining the required liquidity, achieving specified quarterly EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with the Company. Additionally, the agreement limits the Company’s ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

If the Company is unable to raise sufficient additional capital, the Company may violate the liquidity covenants of the loan and security agreement. If the Company is unable to obtain a waiver from the lender for such violations, the lender would be entitled to exercise its remedies, which includes the right to accelerate the debt, upon which the Company would be required to repay all amounts then outstanding under the loan and security agreement. Under such circumstances, if the Company is unable to obtain sufficient additional financing, the Company’s ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues the Company faces could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance and related accrued interest as a current liability as of September 30, 2010.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At September 30, 2010, the Company has an accumulated deficit of $247.1 million and currently does not have financing sufficient to fund current and planned activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company must achieve profitable operations and/or obtain sufficient additional financing. There can be no assurance, however, that the Company can achieve profitability or that such financing will be successfully completed on terms acceptable to the Company or at all. Management is currently considering financing alternatives. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that applies to multiple-deliverable revenue arrangements. This guidance provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. The guidance requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor specific objective evidence of fair value or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010 and is to be applied on a prospective basis for revenue arrangements entered into or materially modified after the date of adoption. Early adoption is permitted, but the Company intends to adopt this guidance beginning January 1, 2011. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements.

Also in October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010 and is to be applied on a prospective basis for revenue arrangements entered into or materially modified after the date of adoption. Early adoption is permitted, but the Company intends to adopt this guidance beginning January 1, 2011. The Company has not yet determined the effect which this new guidance will have on its condensed consolidated financial statements.

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

3.	Investments and Fair Value Measurements

The amortized cost and fair value of cash equivalents and investments, with gross unrealized gains and losses, were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-term Investments	Other Assets
As of September 30, 2010:
Money market funds	$ 3,536	$ —	$ —	$ 3,536	$ 3,536	$ —	$ —
U.S. government agency securities	9,309	1	—	9,310	6,126	3,184	—
Corporate debt securities	18,098	—	—	18,098	15,299	2,799	—
Corporate equity securities	2,495	97	—	2,592	—	2,592	—
Warrants to purchase corporate equity securities	583	—	(364)	219	—	87	132

	$ 34,021	$ 98	$ (364)	$ 33,755	$ 24,961	$ 8,662	$ 132

As of December 31, 2009:
Money market funds	$ 5,922	$ —	$ —	$ 5,922	$ 5,922	$ —	$ —
U.S. government agency securities	10,987	16	(2)	11,001	—	11,001	—
Corporate debt securities	8,824	1	—	8,825	1,100	7,725	—

	$ 25,733	$ 17	$ (2)	$ 25,748	$ 7,022	$ 18,726	$ —

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. At September 30, 2010, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary. As such, during the three months ended September 30, 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in interest and other expense on the condensed consolidated statement of operations. As of September 30, 2010, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Warrants to purchase corporate equity securities	$ 219	$ (364)

	$ 219	$ (364)

None of the above fixed income securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on the warrants to purchase corporate equity securities were due to decreases in the value of the underlying stock price. The warrants are a derivative and, therefore, unrealized gains and losses are recorded in earnings, regardless of whether any impairment is other than temporary.

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. The Company’s cash equivalent and short-term investment instruments are classified using Level 1 or Level 2 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investment instruments valued using Level 1 inputs include money market securities, U.S. government agency securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement for which there is now not a significant non-marketability issue.

Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper. The fair value of these investments is determined based on modeling techniques that include inputs such as the credit rating of the company issuing the debt and the observable market value of similarly-termed corporate debts with similar credit ratings.

The warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The estimated shares were valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are currently unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies.

The fair value hierarchy of our cash equivalents and investments at September 30, 2010 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$ 3,536	$ —	$ —	$ 3,536
U.S. government agency securities	9,310	—	—	9,310
Corporate debt securities	—	18,098	—	18,098
Corporate equity securities	2,494	—	98	2,592
Warrants to purchase corporate equity securities	—	—	219	219

	$ 15,340	$ 18,098	$ 317	$ 33,755

4.	Inventories (in thousands)

	September 30, 2010	December 31, 2009
Raw materials	$ 2,378	$ 2,834
Work in process	2,617	2,996
Finished goods	1,278	1,576

Inventories	$ 6,273	$ 7,406

5.	Asset Impairment

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

On January 12, 2010, the Company entered into a series of agreements with Luna Innovations Incorporated and its wholly-owned subsidiary which settled the outstanding litigation between the two companies. According to the terms of the agreements, Luna issued the following to the Company:

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

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit will be settled by a corresponding reduction of the principal of the $5 million note. Through September 30, 2010 the principal of the note has been reduced by approximately $289,000.

Under the agreements, Luna granted Hansen a co-exclusive (with Intuitive Surgical, Inc., (“Intuitive”)), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology within the medical robotics field and a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology for non-robotic medical devices.

Common Stock

Upon execution of these agreements, Luna issued approximately 1.2 million shares of common stock to the Company. These shares are not registered with the Securities and Exchange Commission and may not be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. These shares were expected to become salable six months after the date of issuance of the shares and the Company is in the process of removing the restriction from these shares. The fair value of the shares recorded should reflect the value that market participants would demand due to the value of the shares and the risk relating to the inability to access a public market for these securities for the specified period. The fair value of the unregistered shares was determined as of the market closing price on the dates the shares were issued less a 20% non-marketability discount, for a total value of $4.4 million.

The Company concluded that 20% was an appropriate discount based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability. This approach calculated the amount required to buy the right to sell the presently restricted stock at the then-current market price on the date the holder can count on the shares becoming salable on the public exchange. The assumptions input into the Black-Scholes option pricing model were based on the stock price on the date of the share issuance, an expected term of eight months, expected volatility of 59%, risk-free interest rate of 0.14% and no expected dividends.

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna.

The Company recorded the shares as a short-term available-for-sale security which will be marked to market each reporting period with unrealized gains and losses recorded in accumulated other comprehensive income/loss in the equity section of the balance sheet. In the third quarter of 2010, the recorded value of these shares was reduced by $1.9 million as the impairment of the market value of Luna stock was determined to be other than temporary. If a further reduction in the value of the shares occurs and is considered other than temporary, any such impairment will be recorded as a non-operating expense.

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

$ 10,003

7.    Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through November 2014. The Company has an option to extend its main lease until approximately November 30, 2019. As of September 30, 2010, annual contractual commitments associated with lease obligations were as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2010 (remainder of year)	$436
2011	1,980
2012	2,034
2013	2,089
2014	1,979
Thereafter	98

Total	$8,616

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$ 23	$ 524	$ 134	$ 881
Accruals for warranties issued during the period	28	119	162	621
Warranty costs incurred during the period	(37)	(330)	(282)	(1,189)

Balance at end of period	$ 14	$ 313	$ 14	$ 313

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

Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of Hansen’s Board of Directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as Hansen’s independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in Hansen’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of Hansen, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants’ deadline for responding to the complaint is November 19, 2010.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. Defendants’ filed their motion to dismiss the amended complaint on September 8, 2010. The hearing on Defendants’ motion to dismiss is set for November 5, 2010.

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

The Company cannot estimate whether any of the above actions will result in any significant expenses nor the amount of any such expenses. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of these lawsuits, the Company may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

8.	Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, bearing interest at a floating per annum rate equal to the Prime Rate plus 1%. The $10 million under the revolving credit line expired in August 2009. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified quarterly EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of September 30, 2010, the Company was in compliance with all financial covenants that had been determined at that date. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available. If the Company is unable to raise sufficient additional capital, the Company may violate the liquidity covenants of the loan and security agreement. Additionally, the continuing liquidity issues the Company faces could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance and related accrued interest as a current liability as of September 30, 2010.

Future annual payments due on the amounts outstanding as of September 30, 2010 calculated according to the existing debt repayment schedule are as follows (in thousands):

2010 (remainder of year)	$ 997
2011	3,849
2012	2,743

7,589
Less: Amount representing interest	(459)

$ 7,130

If the Company is unable to raise sufficient additional capital, causing a violation of the liquidity covenants of the loan and security agreement and Silicon Valley Bank decides to accelerate the outstanding debt, all of the above debt balance would be due at such time.

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan, 2006 Employee Stock Purchase Plan and for stock-based awards not issued under a pre-approved plan was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$ 201	$ 180	$ 524	$ 617
Research and development	388	592	1,256	1,900
Selling, general and administrative	679	794	1,814	3,611

Total	$ 1,268	$ 1,566	$ 3,594	$ 6,128

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, using the following assumptions:

Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected volatility	60%	61%	60%	58%-61%
Risk-free interest rate	1.4%-1.8%	2.6%	1.4%-2.5%	1.9%-2.6%
Expected term (in years)	4.25	4.50	4.25-4.50	4.50-4.75
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected volatility	57%-62%	60%-63%	57%-74%	59%-63%
Risk-free interest rate	0.2%-1.8%	2.1%-3.0%	0.2%-3.3%	1.7%-3.3%
Contractual term (in years)	0.25-6.50	4.50-7.25	0.25-7.00	4.50-7.75
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected volatility	63%	67%	61%-67%	67%-126%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%-0.4%
Expected term (in years)	0.50	0.67	0.50	0.50-0.67
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan and for options not issued under a pre-approved plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2010	3,706	$ 10.54
Options granted	3,951	$ 2.10
Options exercised	(90)	$ 1.38
Options cancelled	(691)	$ 8.89

Balance, September 30, 2010	6,876	$ 5.97	6.19	$ 40

Options vested at September 30, 2010	2,182	$ 11.15	4.47	$ 47

As of September 30, 2010, total unamortized stock-based compensation related to unvested stock options was $7,818,000, with a weighted-average recognition period of 2.71 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2010	—	$ —
Awarded	320	$ 2.19
Vested	(14)	$ 2.23

Balance, September 30, 2010	306	$ 2.19

As of September 30, 2010, there was approximately $550,000 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over a weighted-average period of 2.64 years.

As of September 30, 2010, 1,067,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

10.	Income Taxes

The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$ (12,142)	$ (11,929)	$ (26,903)	$(40,747)

Weighted-average common shares outstanding	53,784	37,419	47,213	32,696
Weighted-average unvested common shares subject to repurchase and unvested restricted common stock	—	(1)	—	(3)

Shares used to calculate basic and diluted net loss per share	53,784	37,418	47,213	32,693

Basic and diluted net loss per share	$ (0.23)	$ (0.32)	$ (0.57)	$ (1.25)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2010	2009
Stock options outstanding	6,876	3,764
Unvested restricted stock units	306	15
Unvested common shares subject to repurchase	—	1
Proceeds from employee stock purchase plan	162	159

12.	Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(12,142)	$(11,929)	$(26,903)	$(40,747)
Other comprehensive income:
Change in unrealized gain/loss on investments	2,005	(13)	83	(101)
Foreign currency translation adjustment	23	5	(7)	15

Comprehensive loss	$(10,114)	$(11,937)	$(26,827)	$(40,833)

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei™ Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system, its corresponding disposable Artisan catheter and, in Europe, the Lynx™ robotic ablation catheter, or Lynx catheter, enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany.

To date, we have incurred net losses in each year since our inception and, as of September 30, 2010, we had an accumulated deficit of $247.1 million. We expect our losses to continue through at least 2010 as we continue to expand the commercialization of our Sensei system and Artisan catheter and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt. Most recently, on April 20, 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. In July 2010, we received CE Mark approval for our Lynx catheter and recorded our first Lynx catheter revenue in the third quarter of 2010.

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

Additionally, in December 2009, we entered into an extended joint development agreement with Royal Philips Electronics, or Philips. Under the terms of the extended joint development agreement, we are developing, with support and collaboration from Philips, a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. Milestone payments are recognized as an offset to research and development expenses using the contingency-adjusted performance model with an estimated development period through April 2011. For up to five years after the initial commercial shipment of the Vascular System, we will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. In October 2010, we announced the completion of our first in man study, during which 20 peripheral endovascular procedures were successfully performed with our new flexible catheter vascular robotic system.

We continue to develop and support the engineering activities under our Luna development agreement. The fiber optics-based technology under development has the potential to view in near real time the shape and position of a catheter in three dimensional space during an interventional procedure. We believe that this ability to sense shape and localization will enable minimal use of x-ray imaging, resulting in improved procedure times, reduced radiation exposure to both patients and physicians, and improve robotic catheter navigation. We have intellectual property rights to this technology as a result of our agreements with Luna, under which Luna granted us a co-exclusive (with Intuitive Surgical, Inc.), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology within the medical robotics field and a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology for non-robotic medical devices.

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the nine months ended September 30, 2010.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, Artisan catheters, other disposables, post-contract customer service and, beginning in the third quarter of 2010, Lynx catheters. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, unfavorable general economic and capital market conditions. We expect these fluctuations to continue in the fourth quarter of 2010. We do not anticipate that revenues in 2010 will be sufficient to eliminate net losses.

Cost of Goods Sold

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation and warranty expenses. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary significantly in the fourth quarter of 2010 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable Artisan catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2010 to decrease as compared to 2009 levels due to our on-going development activities for the electrophysiology market, the development of our Vascular System and exploring certain other potential future applications of our technology which we expect will be offset by reimbursements from Philips.

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

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenues

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Revenues	$3,499	$4,565	$(1,066)	(23)%

Revenues primarily related to the following:

	Three months ended September 30,
	2010	2009
United States Sensei system units	1	2
International Sensei system units	1	3

Total Sensei system units	2	5

Sensei system average selling price (in thousands)	$ 552	$ 601

Catheter units	581	497

Catheter average selling price (in thousands)	$ 1.6	$ 1.7

Post-contract customer service revenue (in thousands)	$1,398	$ 547

Our average selling prices for the third quarter of 2010 were negatively impacted by a sale to an international distributor, which tend to have lower average selling prices, partially offset by the sale of our improved Sensei X model, which has a higher list price than our original Sensei model. Post-contract customer service, or PCS, revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period. Sales of catheters increased in the third quarter of 2010 as compared to 2009 primarily due to an increase in the number of cases performed. PCS revenue has increased in the third quarter of 2010 as compared to 2009 as more existing customers have transitioned from the first year of warranty to our PCS contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, unfavorable general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in the third quarter of 2010 being lower than we anticipated. We expect revenue fluctuations to continue in the fourth quarter of 2010 due to what we perceive as an improvement in general capital market conditions for our customers.

Cost of Goods Sold

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Cost of goods sold	$3,161	$3,268	$(107)	(3)%
As a percentage of revenues	90.3%	71.6%

Cost of goods sold for the third quarter of 2010 included stock-based compensation expense of $201,000 as compared to $180,000 in 2009. Cost of goods sold as a percentage of revenues for the third quarter of 2010 were negatively impacted by the decreased level of sales. We expect that cost of goods sold both as a percentage of revenues and on a dollar basis will continue to vary significantly in the fourth quarter of 2010 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Research and development	$ 4,176	$ 4,879	$(703)	(14)%

The decrease in research and development expenses in the third quarter of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $1.0 million due to the recognition in 2010 of funded development costs under the Philips agreement;

•	A decrease of $0.3 million in employee-related expenses, including travel expenses, primarily due to a decrease of seven in average research and development headcount;

•	A decrease of $0.2 million in stock-based compensation expense due to the effects of our lower average stock price;

•

An increase of $0.3 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to costs associated with the development of vascular applications of our technology; and

•	An increase of $0.5 million in costs of outside services provided by Luna.

Total research and development expenses in the third quarter of 2010 included $388,000 of stock-based compensation expense compared to $592,000 in 2009. We expect research and development expenses for the remainder of 2010 to decrease compared to 2009 levels due to our on-going development activities for the electrophysiology market, the development of our Vascular system and exploring certain other potential future applications of our technology including vascular applications, which we expect will be offset by reimbursements from Philips.

Selling, General and Administrative

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Selling, general and administrative	$ 6,231	$ 8,153	$(1,922)	(24)%

The decrease in selling, general and administrative expenses in the third quarter of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $1.5 million in litigation costs associated with our 2009 trial against Luna;

•

A decrease of $0.5 million in professional service fees exclusive of Luna litigation costs, primarily due to fees in 2009 associated with the investigation by the independent outside counsel to investigate the whistleblower report, and due to certain fees in 2010 related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies being covered by insurance;

•	A decrease of $0.1 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•	A decrease of $0.1 million in non-compensation marketing expenses; and

•

An increase of $0.3 million in employee-related expenses, including sales commissions and travel expenses, in the third quarter of 2010 as compared to 2009, due primarily to an increase in average sales and marketing headcount of six, primarily in our European sales offices and a decrease in average general and administrative headcount of one.

Selling, general and administrative expenses in the third quarter of 2010 included $679,000 of total stock-based compensation expense compared to $794,000 in 2009. We expect our selling, general and administrative expenses in 2010 to decrease as compared to 2009 levels due to reductions in legal expenses related to our litigation with Luna and as we reduce general and administrative employee costs while we continue to maintain our sales and clinical support groups.

Interest Income

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest income	$ 106	$ 54	$ 52	96%

Interest income from cash, cash equivalents and short-term investments and from our note receivable from Luna increased slightly in the third quarter of 2010 compared to 2009 primarily due to the interest on the note receivable from Luna. We expect our quarterly interest income to remain relatively consistent with the second and third quarters of 2010 for the fourth quarter of 2010.

Interest and Other Expense, net

	Three months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest and other expense, net	$(2,179)	$(248)	$(1,931)	779%

Interest and other expense, net, for the third quarter of 2010 consisted mainly of the $1,926,000 write-down of our equity investment in Luna as the impairment of its value was considered other than temporary. The remaining amounts in interest and other expense, net consist mainly of interest expense, net realized and unrealized foreign exchange gains and losses and unrealized gains or losses on the Luna Warrant, which is accounted for as a derivative. The remaining increase in interest and other expense, net in the third quarter of 2010 as compared to 2009 was mainly due to changes in the valuation of the Luna Warrants and net realized foreign exchange losses, partially offset by net unrealized foreign exchange gains and a decrease in interest expense due to the reducing balance on our term equipment line.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenues

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Revenues	$13,160	$14,969	$(1,809)	(12)%

Revenues primarily related to the following:

	Nine months ended September 30,
	2010	2009
United States Sensei system units	6	11
International Sensei system units	4	6

Total Sensei system units	10	17

Sensei system average selling price (in thousands)	$ 617	$ 614

Catheter units	1,773	1,754

Catheter average selling price (in thousands)	$ 1.6	$ 1.6

Post-contract customer service revenue (in thousands)	$ 3,707	$ 1,137

Our average selling prices for the first nine months of 2010 as compared to 2009 were positively impacted by the sale of our improved Sensei X model, which has a higher list price than our original Sensei model, partially offset by the fact that, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period. PCS was not included in Sensei system sales for the first six months of 2009. Sales of catheters increased slightly in the first nine months of 2010 as compared to 2009. PCS revenue has increased in the first nine months of 2010 as compared to 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our PCS contracts.

Cost of Goods Sold

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Cost of goods sold	$ 11,203	$ 11,313	$(110)	(1)%
As a percentage of revenues	85.1%	75.6%

Cost of goods sold for the first nine months of 2010 included stock-based compensation expense of $524,000 as compared to $617,000 in 2009. Cost of goods sold as a percentage of revenues for the first nine months of 2010 were negatively impacted by the lower level of system sales as compared to 2009.

Operating Expenses

Research and Development

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Research and development	$ 15,016	$ 15,481	$(465)	(3)%

The decrease in research and development expenses in the first nine months of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $1.4 million due to the recognition in 2010 of funded development costs under the Philips agreement;

•	A decrease of $0.6 million in employee-related expenses, including travel expenses, primarily due to a decrease of 10 in average research and development headcount;

•	A decrease of $0.6 million in stock-based compensation expense due to the effects of our lower average stock price;

•

An increase of $0.6 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to development of vascular applications of our technology; and

•	An increase of $1.5 million in outside services provided by Luna.

Total research and development expenses in the first nine months of 2010 included $1,256,000 of stock-based compensation expense compared to $1,900,000 in 2009.

Selling, General and Administrative

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Selling, general and administrative	$21,151	$28,168	$(7,017)	(25)%

The decrease in selling, general and administrative expenses in the first nine months of 2010 compared to 2009 was primarily due to the following:

•	A decrease of $4.9 million in litigation costs associated with our 2009 trial against Luna;

•	A decrease of $1.8 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•

A decrease of $1.1 million related to a charge in 2009 for the write-off of non-recoverable fixed assets related to the Company’s decision to terminate its relationship with its European subcontractor for the manufacture of catheters;

•

A decrease of $0.4 million in employee-related expenses, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of one and an increase in average sales and marketing headcount of two;

•	An increase of $0.2 million in non-compensation marketing expenses; and

•

An increase of $1.0 million in professional service fees exclusive of Luna litigation costs, primarily due to legal fees related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies.

Selling, general and administrative expenses in the first nine months of 2010 included $1,814,000 of total stock-based compensation expense compared to $3,611,000 in 2009.

Gain on Settlement of Litigation

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Gain on settlement of litigation	$(10,003)	$—	$(10,003)	N/A

Gain on settlement of litigation consists of the value of common stock, a warrant to purchase common stock and a secured promissory note received in connection with the settlement of our litigation with Luna in January 2010. The items were valued as follows:

Common stock	$4,420
Warrant to purchase common stock	583
Secured promissory note	5,000

$10,003

Common Stock

Upon execution of these agreements, Luna issued us approximately 1.2 million shares of common stock. These shares were not registered with the Securities and Exchange Commission but were expected to become salable six months after the date of issuance of the shares. We are in the process of removing the restriction from these shares. The fair value of the shares recorded reflects the value that market participants would demand due to the value of the shares and the risk relating to the inability to access a public market for these securities for the specified period. The fair value of the unregistered shares was determined as of the market closing price on the dates the shares were issued less a 20% non-marketability discount, for a total value of $4.4 million.

We concluded that 20% was an appropriate discount based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability. This approach calculated the amount required to buy the right to sell the presently restricted stock at the then-current market price on the date the holder can count on the shares becoming salable on the public exchange. The assumptions input into the Black-Scholes option pricing model were based on the stock price on the date of the share issuance, an expected term of eight months, expected volatility of 59%, risk-free interest rate of 0.14% and no expected dividends.

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

Interest Income

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest income	$ 334	$ 272	$ 62	23%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna increased slightly in the first nine months of 2010 compared to 2009 primarily due to interest on the note receivable from Luna.

Interest and Other Expense, net

	Nine months ended September 30,		Change
(Dollars in thousands)	2010	2009	$	%
Interest and other expense, net	$(3,030)	$(1,026)	$(2,004)	195%

Interest and other expense, net, for the first nine months of 2010 included the $1,926,000 write-down of our equity investment in Luna as the impairment of its value was considered other than temporary. The remaining amounts in interest and other expense, net, consist mainly of interest expense, net realized and unrealized foreign exchange gains and losses and unrealized gains or losses on the Luna Warrant, which is accounted for as a derivative. The remaining increase in interest and other expense, net in the first nine months of 2010 as compared to 2009 was mainly due to changes in the valuation of the Luna Warrants, partially offset by a decrease in interest expense due to the reducing balance on our term equipment line and a decrease in net realized and unrealized foreign exchange losses.

Liquidity and Capital Resources

We have incurred losses since our inception in September 2002 and, as of September 30, 2010 we had an accumulated deficit of $247.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sales of our products. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.1 million of net proceeds. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds.

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

In the event we were to violate any covenants or if Silicon Valley Bank deems there to have been a material adverse change, including (1) a material impairment in the perfection or priority of Silicon Valley Bank’s lien in the collateral or in the value of such collateral, (2) a material adverse change in our business, operations or condition (financial or otherwise), or (3) a material impairment of the prospect of repayment of any portion of our obligations, we would seek to obtain a waiver from Silicon Valley Bank. If we were unable to obtain a waiver, we would be in default under the loan and security agreement, which would entitle Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2010, we were in compliance with all financial covenants that had been determined as of that date.

If we are unable to raise sufficient additional funding, we may violate the liquidity covenants of the loan and security agreement. If we are unable to obtain a waiver from the lender for a violation of a covenant, the lender would be entitled to exercise its remedies, including its right to accelerate the debt, upon which we would be required to repay all amounts then outstanding under the loan and security agreement. Under such circumstances, if we are unable to obtain sufficient additional funding, our ability to continue as a going concern would be significantly impacted. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of September 30, 2010.

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

Cash flow activity for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	Nine months ended September 30,
	2010	2009
Cash used in operating activities	$(22,904)	$(27,976)
Cash provided by (used in) investing activities	12,568	(11,442)
Cash provided by financing activities	27,433	34,132

Net increase (decrease) in cash and cash equivalents	$ 17,097	$(5,286)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first nine months of 2010 and 2009 primarily reflects the net loss for those periods, exclusive of non-cash items such as the gain on settlement of litigation, depreciation and amortization, stock-based compensation and losses on investments. Additionally, net cash used in operating activities for the first nine months of 2010 was positively impacted by the net effect of decreased accounts receivable as we collected on our higher previous year accounts receivable balances and decreased inventory balances as we have lowered our inventory levels due to the lower level of system shipments and by increased deferred revenue, long-term liabilities and accrued liabilities balances. Net cash used in operating activities for the first nine months of 2009 was positively impacted by accounts receivable collections as we collected on higher previous period accounts receivable balances than in the same periods in the previous year and decreased pre-paid expenses and increased deferred revenue and was negatively impacted by higher inventory levels and lower accounts payable balances due to the timing of payments and the decrease in operating expense of the prior year period. We anticipate that cash used in operating activities will continue to be significant in future quarters.

Net Cash Provided by (used in) Investing Activities

Net cash provided by (used in) investing activities in the first nine months of 2010 and 2009 primarily relates to the proceeds from and purchases of investments as we manage our investment portfolio, including investments related to amounts received from our equity offerings in April 2010 and April 2009, to provide interest income and liquidity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first nine months of 2010 and 2009 primarily related to cash received from our equity offerings in April 2010 and April 2009, in addition to proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments on our long-term debt.

Future Capital Requirements

We are still in the early stages of commercializing our Sensei system and Artisan catheter and we have not achieved profitability. We recognized our first revenues in 2007 and have not generated net income to date. We have experienced significant fluctuations in quarterly revenues and, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, we saw many potential customers lengthen their sales cycles and postpone purchase decisions due in large part to unfavorable general economic and capital market conditions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

We believe our existing cash, cash equivalents and short-term investment balances as of September 30, 2010 and the interest income we earn on these balances, in addition to the amounts received through the sale of our products, will be sufficient to meet our anticipated cash requirements through 2010. However, we expect to raise additional funding by selling equity or debt securities, licensing certain non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our needs or if our cash flows from operating activities are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

•	our ability to maintain compliance with debt covenants;

•	the revenue and margins generated by sales of our current and future products;

•	our ability to generate revenue in a time of overall economic uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve and maintain manufacturing cost reductions;

•	our ability to achieve and maintain operating cost reductions;

•	the success of our research and development efforts;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against us or individuals indemnified by us;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

Future equity or debt financing, intellectual property licensing agreements, development funding arrangements or credit facilities may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2010:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating lease — real estate	$8,616	$436	$4,014	$4,068	$98
Debt	7,589	997	6,592	—

Total	$16,205	$1,433	$10,606	$4,068	$98

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. The above schedule shows the repayment of that debt per the original repayment terms. However, if we are unable to raise sufficient additional funding, we may violate the liquidity covenants of the loan and security agreement which could trigger an acceleration of all of the outstanding debt. Additionally, the continuing liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of September 30, 2010. If we are unable to raise sufficient additional funding, causing us to violate the liquidity covenants of the loan and security agreement and Silicon Valley Bank decides to accelerate the outstanding debt, all of the above debt balance would be due at such time.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have an agreement with Philips which provides for the payment of royalties to Philips for up to five years after the initial commercial shipment of a Vascular System, subject to caps based on the amounts Philips contributes to the development. As of September 30, 2010, Philips had contributed a total of $2,500,000 to the Company.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2010, the fair value of our cash, cash equivalents and short-term investments was approximately $35.3 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. In the nine months ended September 30, 2010, sales denominated in foreign currencies were approximately 26% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $345,000 in revenues for the first nine months of 2010.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of September 30, 2010. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent to what was noted in our Annual Report on Form 10-K for the year ended December 31, 2009, as of September 30, 2010, we did not maintain effective controls over our control environment, information and communication, revenue recognition process and complex arrangements. Specifically:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, we implemented changes in our internal control over financial reporting during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 to address the issues articulated above as follows:

1.

Control Environment and Organizational Structure. In order to create and communicate an effective culture and tone throughout the Company’s commercial operations organization, we took the following actions:

•	Certain employees were terminated and other employees were disciplined for actions relating to the restatement.

•	We implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	We reorganized our sales, clinical and field service teams such that they no longer report to the same vice president to ensure that each team has the proper oversight and incentives.

2.

Information and Communication. In order to enhance communication and ensure pertinent information is identified and shared at the appropriate levels within the Company on a timely basis, we took the following actions:

•	We implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•	We reorganized our sales, clinical and field service teams such that they no longer report to the same vice president to ensure that each team has the proper oversight and incentives.

•

We improved communications between accounting personnel responsible for revenue recognition and sales, clinical and field service personnel responsible for the execution of the work on those transactions and have instituted quarterly meetings involving accounting and sales, clinical and field service personnel involved in each system sale during the quarter, including communications of unusual or uncertain circumstances

•

We expanded our revenue recognition training to include clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

•	We improved our existing revenue recognition training to include a more detailed description of our revenue recognition process.

3.	Revenue Recognition Process. We enhanced our internal controls related to the revenue recognition process and training in the following ways:

•

We increased management oversight by expanding our processes to include more rigorous representations made by sales, clinical and field service personnel including more detailed documentation regarding the elements required for revenue recognition and timely accountability for details underlying elements of revenue recognition.

•

We improved communications between accounting personnel responsible for revenue recognition and sales, clinical and field service personnel responsible for the execution of the work on those transactions and have instituted quarterly meetings involving accounting and sales, clinical and field service personnel involved in each system sale during the quarter, including communications of unusual or uncertain circumstances.

•	We implemented new annual ethics training for all sales, clinical and field service employees to enhance their understanding of critical accounting and ethics policies.

•

We expanded our revenue recognition training to include clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

•	We improved our existing revenue recognition training to include a more detailed description of our revenue recognition process.

4.	Complex Arrangements. We enhanced our internal controls related to complex arrangements in the following ways:

•

We designed a new training protocol to expand training to our accounting personnel to enhance their ability to appropriately record transactions in both revenue and other complex arrangements in accordance with GAAP commensurate with our financial reporting requirements.

•

We employed the resources of a third party consulting firm to assist in the evaluation of complex accounting arrangements—most specifically those relating to complex revenue transactions—to enhance our ability to evaluate and appropriately account for these arrangements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, inter alia, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern

District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants filed their motion to dismiss the second amended complaint on October 13, 2010. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain current and former officers of Hansen (the “Individual Defendants”), as well as our independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants’ deadline for responding to the complaint is November 19, 2010

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. Defendants’ filed their motion to dismiss the amended complaint on September 8, 2010. The hearing on Defendants’ motion to dismiss is set for November 5, 2010.

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

In assessing the results of an investigation conducted by the audit committee of our Board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of the Company’s audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, there were material weaknesses that resulted in audit adjustments in connection with the audit of our December 31, 2009 financial statements. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010. While remedial measures were undertaken to correct the control structure under which the errors occurred, not enough time had passed under those remedial measures as of September 30, 2010 to effectively measure their operating effectiveness. As such, we continue to report material weaknesses in our internal control over financial reporting as of September 30, 2010. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, the application of our control environment, information and communication, revenue recognition process and complex arrangements is set forth in Part I Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q and, in more detail, in our Annual Report on Form 10-K for the year ended December, 31, 2009.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007 and for our Lynx catheter in July 2010. As of September 30, 2010, we have also received regulatory approvals in Russia, Thailand, Taiwan and Australia. The future success of our business will depend on our ability to manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully introduce new products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system and impair our financial position.

We have received IDE approval for an approximately 300-patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures.

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

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of September 30, 2010, we were in compliance with all financial covenants that had been determined at that date. However, if we are unable to raise sufficient additional capital, we may violate the liquidity covenants of the loan and security agreement. At such time, Silicon Valley Bank could exercise their remedies, including their right to accelerate the debt. If we were required to repay all the amounts then outstanding under the loan and security agreement, our ability to continue as a going concern would be significantly impacted. Additionally, the liquidity issues we face could be construed by Silicon Valley Bank as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, we have classified all of our outstanding debt balance and related accrued interest as a current liability as of September 30, 2010. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable Artisan catheters effectively, to appropriately phase in new products and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

Our initial commercial offering consists primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it has only recently been commercially introduced, our Sensei system has limited product and brand recognition. Furthermore, particularly in this period of economic volatility and uncertainty, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of September 30, 2010, we had an accumulated deficit of $247.1 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development efforts towards a Vascular System, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses to increase and general and administrative expenses to decrease moderately in 2010 from 2009 levels as we continue our product engineering efforts to develop a new platform for use in vascular surgery, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other intellectual property related legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through the third quarter of 2010, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the nine months ended September 30, 2010, net cash used in operating activities was $22.9 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development of our Vascular System.

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

Our Sensei system is designed to have the potential for applications beyond electrophysiology, including in a variety of endovascular procedures which require a control catheter to approach diseased tissue. We further believe that our Sensei system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our Sensei system. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our electrophysiology applications as well as the development of non-electrophysiology applications.

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

We currently have an interim Chief Financial Officer and are actively conducting searches for a Chief Financial Officer, Vice President of Operations, Vice President of Engineering and additional senior management personnel in order to augment our experience in managing emerging businesses. In October 2010 our Senior Vice President of Operations resigned. Additionally, our former Vice President of Engineering and Chief Technology Officer ended their post-employment consulting services with the Company in September 2010. If we are unable to recruit qualified individuals in a timely manner or if independent equivalent consulting services are insufficient to transition their work to others, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

Significant new accounting pronouncements and taxation rules or practices and updated interpretations of existing accounting pronouncements and taxation rules or practices have occurred in the past and may occur in the future. A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting principles around revenue recognition and the SEC is considering adoption of international financial reporting standards. These changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2011. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through October 29, 2010, our stock price has fluctuated from a low of $1.37 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 38.8 percent of the outstanding shares of our common stock as of October 29, 2010. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Future sales of shares of our common stock, the announcement to undertake such sales, or the perception that they may occur, may depress the market price of our common stock.

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to volume limitations. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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

Dated: November 9, 2010	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2010	By:	/s/ PETER OSBORNE
Peter Osborne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)