Form 10-K
period 2010-12-31
HANSEN MEDICAL INC
filed 2011-03-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $98,526,669.

.

As of February 28, 2011, the registrant had outstanding 54,211,617 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2010 in connection with the registrant’s 2011 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan Extend” and “CoolSense.” We have obtained trademark registration in the United States for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “targets,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Item 1A “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We develop, manufacture and sell a new generation of flexible medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our technology is designed to enable and improve medical procedures that are reliant upon flexible tools like wires, catheters, sheaths, guides, and stents. Our currently marketed product, the Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in electrophysiology procedures. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisan™ Control Catheter, or Artisan catheter, and our Lynx® Robotic Ablation Catheter, or Lynx catheter, which was cleared for sale in Europe in the third quarter of 2010, to a desired anatomical location in a way that is natural and inherently simple. Within the field of electrophysiology, we believe our Sensei system and our corresponding disposable catheters enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with existing catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally. We believe our technology has applications outside of the field of electrophysiology and there are a number of applications for flexible robotics technology in the endovascular and interventional markets, which are substantially larger than electrophysiology in both procedure volume and market size. We plan to advance our technology into these larger, more mature markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We received CE Mark approval for our Lynx catheter in the third quarter of 2010. We recognized revenue on our first system in May 2007 and, through December 31, 2010, we had recognized revenue on a total of 81 Sensei systems and had shipped another 16 units on which revenue recognition has been deferred. Of this total of 97 Sensei systems 58 were shipped in the United States and 39 in Europe. Our end customers for these systems range from large university medical centers to community hospitals and many were shipped to distributors.

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

Our current focus in EP procedures is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. Without FDA clearance for labeling that includes certain ablation procedures, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. To address this issue, we have received approval of an Investigational Device Exemption, or IDE, to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the United States beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. If successful, we hope to use the data from this study to support a submission to the FDA to obtain clearance for use in atrial fibrillation procedures.

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

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesion™ 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. In August 2010, we entered into an agreement to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. Both parties plan to market and sell the integrated electrophysiology solution in the United States and the European Union. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space and helps reduce radiation to the patient and physician because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2010, 65 of the 97 systems we have shipped are configured with the CoHesion Module.

We believe our Sensei system and Artisan catheter, which are labeled and marketed for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment, will improve the efficacy, consistency of results and ease of performing many catheter-based interventional procedures. Our initial focus in EP procedures is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to a forecast by Millennium Research Group, approximately six million people in the United States and the European Union alone suffer from atrial fibrillation. The vast majority of patients with atrial fibrillation require some form of treatment.

Many patients with atrial fibrillation are initially treated with drug therapies, which may cause significant side effects. Patients who are either not responsive to drug therapy or are unhappy with its side effects are candidates for catheter-based ablation treatments. However, non-robotic catheter-based approaches have significant drawbacks that we believe directly relate to the difficulty of manually controlling the catheters. These drawbacks include success rates of only approximately 75 percent and risks such as lengthy procedure times, which can lead to extensive radiation exposure for the physician and the patient. We believe that, primarily due to the limitations of non-robotic techniques, only approximately 60,000 of these procedures were forecasted by Millennium Research Group to have been performed in the United States in 2008. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of the difficulty of manual technique, lack of clinical data and the complexity and time-consuming nature of treating atrial fibrillation. In addition to our development efforts in the treatment of complex atrial arrhythmias, we are also investigating other potential EP applications such as ventricular tachycardia and left atrial appendage occlusion.

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

As a result of these investigations, we have defined a strategy for pursuing applications of our technology in the endovascular treatment of vascular disease. To address the vascular market, we are developing a new Hansen flexible catheter robotic system for use in the arterial and venous vascular systems. We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip for faster, easier, and safer vessel navigation, helping them to perform more complex catheter based procedures in a more systematic way, and consequently converting procedures in interventional therapy to robotics. We announced the completion of a clinical study in October 2010 of twenty peripheral endovascular procedures using our flexible catheter vascular robotic system. The vascular robotic system, or Vascular System, used in the clinical study featured a flexible catheter with remotely steerable distal tips and a guidewire manipulator, also robotically controlled, designed to simplify and enhance catheter navigation and therapeutic intervention. The study demonstrated the potential of the system to improve the ability of physicians to quickly and safely navigate in difficult anatomy. We have made an initial filing for a CE mark in the European Union and plan to seek 510(k) clearance in the U.S. for the flexible catheter robotic system and we expect to offer the system for commercial sale in the second half of 2011. However, our expected product development and regulatory clearance timeline is subject to a number of risks and uncertainties including those described below in Item 1A, “Risk Factors.”

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

In recent years, Stereotaxis, Inc. a competitor, has attempted to address these challenges with a remote guidance system that steers catheters using large magnets. However, we believe this magnetic system has a number of limitations, including the overall cost of the large equipment; the need to modify and magnetically shield procedure rooms at significant expense prior to installation; the need to dedicate a room to the magnetic system; potential magnetic interference with other equipment and implanted devices; the inability to apply variable force at the working tip of the catheter, narrowing the range of potential procedural applications for the system; and the inherent limitations associated with only having one magnetically moveable surgical instrument at a time inside the patient’s body. In addition, this magnetically based system lacks an open architecture for third-party catheters, necessitating the development, regulatory clearance and utilization of proprietary therapeutic magnetically based catheters made by the system manufacturer or its business partners.

The Hansen Medical Solution

Our Sensei system principally consists of two portable modules: a physician control console and a patient-side module that can be easily connected to most procedure tables. Physicians sit at the control console and use their hands to instinctively control the motion of our disposable catheters, which are attached to the patient-side module. Our catheters are designed to accurately navigate third-party catheters and catheter-based technologies to specific sites. Our Sensei system is designed to use advanced robotics to enable physicians to vary the force at the working tip of these flexible devices in a broad range of procedures.

We believe our Sensei system, combined with our disposable catheters, overcomes the limitations of both hand-held catheters and magnetic navigation systems. We designed our Sensei system to have the following attributes:

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

•

Compatibility with third-party devices and imaging and navigation systems. Our Artisan catheter does not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer. Although we have received clearance in the U.S. for use of our Sensei system with only two specified mapping catheters, our Artisan catheter incorporates a center lumen that is designed to be compatible with most currently approved third-party catheters without modification. Our Sensei system is compatible with the leading imaging and navigation systems. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system than we have achieved thus far.

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

•

reducing physician fatigue and the risk of physician back and neck problems from heavy lead protective clothing by allowing physicians to sit comfortably at our control console during a procedure instead of standing at table-side. Reduced fatigue to primary physicians may allow for additional cases to be performed in one day, thus increasing hospital efficiency.

Since the 2007 commercial launch of our Sensei system, clinical studies have been performed outside the United States comparing robotic versus manual procedures and describe differences in efficacy and treatment outcomes, procedure times, power use and power settings, complication rates, and fluoroscopy time (exposure to radiation). A growing body of evidence from these clinical studies, in which over 1,000 atrial fibrillation patients have been treated, demonstrates:

•	95-100 percent technical success in delivering therapeutic modality and

•	Similar or lower complication rate as compared to manual cases.

Presently, there are eight active studies to assess and to further describe the use of flexible robotic navigation for atrial arrhythmia. Seven studies are occurring outside the United States and one study is occurring in the United States under an FDA approved IDE. These studies are being conducted prospectively as well as retrospectively; multi center as well as multi operator. The studies are being performed to report on the previously reported complication rates of major cardiac events such as tamponade and pericardial effusion and esophageal lesions as well as long term follow up data to assess the durability of the procedure using the Sensei System and Artisan Catheter. As additional studies conclude and a greater body of cases are performed, we believe there will be greater empirical data for the acceptance and adoption of our products and technology.

Our Products

Sensei system

Our Sensei system is principally comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the EP lab and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the treatment site, the physician uses instinctive controls to accurately place the working tip of the control catheters where the desired treatment is to be performed.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

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

Artisan catheter

Our disposable Artisan catheter and guide catheter assembly consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the Artisan catheter. In this manner, the Artisan assembly is designed to accurately control the movement of an existing mapping catheter chosen by the physician. As a result, physicians are not limited to using particular proprietary catheters as is the case with the magnetic-based remote system. In addition, the center lumen of the Artisan catheter is designed to allow physicians to adapt and expand the procedures they can perform as other manufacturers invent new therapeutic or diagnostic catheters. Each Artisan catheter is designed to be used only once and then discarded.

Our disposable Artisan catheter and guide are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our Artisan catheter has a programmable chip that prevents use of an Artisan catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. In fall of 2009, we introduced our Artisan eXtend catheter, which provides improved flexibility and ease of use and included a new flush assembly. However, some of the catheters experienced a leak in the new flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the leak in the new flush assembly, we voluntarily recalled all of the catheters that included the new flush assembly and reported the events to the FDA in accordance with applicable regulations.

Lynx catheter

We began shipping our proprietary Lynx catheter therapy delivery device outside of the United States in September 2010. This limited market roll out of the Lynx catheter, a standard sized, flexible, integrated irrigated ablation catheter that can be controlled by our Sensei system without the need for an Artisan catheter was the culmination of our development work on improvements in catheter design, flexibility, and control, and in the development program of the irrigated RF ablation tip. The feedback from physicians from our limited market roll out confirmed that the quality of ablation, cooling capabilities, and navigation and control capabilities of this catheter are consistent with our requirements. We commenced broader commercialization activities outside of the United Sates in January 2011. We believe the Lynx catheter will provide users the opportunity to use a flexible, integrated, irrigated ablation product that also affords them the opportunity of reducing the disposable procedure cost.

CoHesion™ 3D Visualization Module

Our CoHesion 3D Visualization Module, or CoHesion Module, is a software interface between our Sensei system and the St. Jude Medical EnSite™ System for EP procedures. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

•	importation of EnSite 3D geometry into the Sensei system’s main navigation window;

•	localization of the percutaneous catheter tip within the EnSite 3D geometry; and

•	instinctive navigation of the localized catheter tip by the catheter.

Multiple published clinical studies have shown that the use of the CoHesion Module results in the reduction of radiation exposure to the patient compared to conventional procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA clearance for the CoHesion Module in the United States at the end of the second quarter of 2008.

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

Elements of our strategy include:

•

Focus on key institutions and thought leaders to encourage adoption of our Sensei system. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of EP procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our Sensei system. Through December 31, 2010, we have shipped a total of 97 Sensei systems worldwide and recognized revenue on a total of 81 Sensei systems, consisting of 55 in the United States and 26 in Europe. The installation sites range from large university medical centers to community hospitals.

•

Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. Currently, we are developing a new system and catheter for use in the arterial vascular system that we expect will feature advanced electrical, mechanical, and sensing capabilities. We believe this platform and its clinical capability could provide us access to significant markets beyond EP. We have filed for a CE mark in the European Union and plan to seek 510(k) clearance in the U.S. for the flexible catheter robotic system and we expect to be able to offer the system for commercial sale in the second half of 2011. We believe that a robotic system with flexibility, in terms of tools and disposables, has the potential to allow us to address broadly market needs for both complex interventions as well as simpler cases.

•

Increase use of our Sensei systems. Following the initial placement within a given hospital, we will endeavor to expand the number of physicians who use our Sensei system. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional Sensei systems at each hospital. Through December 31, 2010, we estimate approximately 5,000 procedures have been performed using our Sensei system.

•

Expand potential applications for our Sensei system. We have commenced post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010.

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

•

Focus commercial, clinical, and engineering activities to drive adoption and utilization of the Sensei technology in electrophysiology. We have, during 2010, significantly streamlined our product development strategy to focus our efforts on projects with the highest level of clinical value and which we believe will have attractive returns on investment. We have also reoriented our investments in marketing and clinical marketing to better educate the physician community as to the benefits of our technology. We believe that through both simultaneous broad and focused physician interaction, publications of our clinical experiences, dissemination of those experiences, and engagement of current and new users, we can positively affect system utilization. We also believe that committing to utilization and physician interaction we will also drive improvements in adoption of the technology.

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

In EP mapping and ablation procedures, physicians have traditionally used specialized hand-held catheters. These catheters are manually navigated using a system of mechanical control cables to first map the electrical signals within the patient’s heart and then to ablate the heart tissue to eliminate arrhythmias. Generally, ablation is accomplished by applying radiofrequency energy or electrical energy, or freezing the diseased tissue giving rise to the arrhythmia, usually through a catheter which creates a small scar that is incapable of generating or conducting heart arrhythmias. EP procedures have proven highly effective at treating arrhythmias at sites accessible through the vasculature. According to Millennium Research Group, approximately 265,000 EP procedures for diagnosis and treatment of arrhythmias were forecasted to have been conducted in the United States and approximately 150,000 such procedures in the UK, France, Germany and Italy in 2010.

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

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group, over 3.3 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, approximately 60,000 ablation treatments of atrial fibrillation were forecasted to have been performed in the United States in 2010 according to Millennium Research Group. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is believed to be only approximately 75% and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and lack of clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there is only one catheter approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, obtained FDA approval of a premarket approval, or PMA, for the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. As noted above, our Sensei System has not been cleared or approved for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system. All data regarding prevalence is based on forecasts by Millennium Research Group for 2010:

Form of Arrhythmia	Definition	U.S. Prevalence	Location and Success Rate of Ablation Therapy
Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	3.3 million	In this arrhythmia, the ablation therapy is performed in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates are approximately 50% to 75%.

Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	70,000	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 80% of cases.

Atrioventricular Nodal Reentrant Tachycardia (AVNRT)	In AVNRT the abnormal signal begins in the atria and transfers to the atrioventricular node, or AV node. Instead of conducting down to the ventricle, the signal is returned to the atria.	307,000	In AVNRT, the ablation therapy is performed in the right atrium. Treatment success rate is approximately 98%.

Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 50 to 75% in patients with structural heart disease.

Form of Arrhythmia	Definition	U.S. Prevalence	Location and Success Rate of Ablation Therapy
Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the AV node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	approximately 0.3% of the general population	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

It is projected by Millennium Research Group that over 6 million people will have atrial fibrillation, 140,000 will have atrial flutter, and 380,000 will have both atrial fibrillation and flutter in the U.S. by 2035.

Vascular Market

We are developing a new robotic platform and catheter set to facilitate vessel navigation, selective angiogram generation, robotic guide-wire control, and therapeutic device placement and delivery. We believe that our technology has the potential to improve efficacy, safety and efficiency for a number of procedures that can generally be grouped into the category of endovascular therapies. From simple, straightforward procedures, to complex, challenging endovascular procedures, we believe robotic catheter control has the potential to (1) allow clinicians to perform procedures less invasively, (2) reduce radiation exposure to patient and physician, and (3) reduce the likelihood of failure, complications, and prolonged procedure times. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, renal and mesenteric vessels. Millennium Research Group forecasted that approximately 5.2 million of these procedures would be performed in the United States alone in 2010, with approximately 3.4 million of these procedures performed in the heart. For comparison, Millennium Research Group forecasted that approximately 265,000 electrophysiology procedures would be performed in the United States per year with approximately one third to one quarter of those for atrial fibrillation.

Complex vascular procedures, which we estimate range from 10% to 20% of endovascular interventions, have limited technical success, longer procedure times and fluoroscopy use, and expose the patient to significantly increased risks of adverse events and extended hospitalizations. We believe that robotic control of the tip of the catheter can make navigation to the anatomical area of interest inside an artery both easier for the physician and safer for the patient, as well as facilitate the proper placement of a stent, graft or other therapeutic or implantable device. In particularly diseased or tortuous arteries, facilitation of steering of the catheter may assist in avoiding contact with atheromatous disease present in the vessel wall, may facilitate procedures that are now difficult to do and could positively impact outcomes by avoiding the dislodgement of embolic debris inside the vessel which can lead to vessel perforation, embolization or stroke. For some patients with particularly challenging anatomy or lesions, robotic catheter control may enable endovascular procedures in situations that might conventionally have been treated surgically. In these circumstances, we believe there may be significant clinical and economic benefits to the patient, physician, and hospital. In addition, as with EP applications, we believe the use of robotic catheter control can lead to material reductions in radiation exposure to the physician, and potentially, the patient. Remote navigation using the Sensei system has already demonstrated reductions in radiation exposure to patient and physician in electrophysiology applications. Finally, robotic catheter control (for simpler or off-the-shelf devices) has the potential to provide the improvements in radiation exposure reduction and 3D visualization of anatomic targets for more straightforward endovascular or interventional cases.

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

We anticipate the vascular robotic system to be used in a variety of endovascular interventions, which may include some of the vascular applications described below. We will first focus on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid, and neurovascular areas with future development.

Potential endovascular interventions

Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the US and in portions of Europe (the UK, France, Germany and Italy) in 2010 was forecasted to be approximately 325,000 and 280,000, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the vascular system may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more consistent procedure times. In addition, the vascular system has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper wire and catheter selection, and may reduce delays, complications, or technical failures. We also believe that by providing user-friendly control of a guidewire and the catheter tip and through the provision of increased catheter support, the vascular system may increase the success rate of crossing CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of CTOs.

Renal, Mesenteric and Celiac Artery Interventions. According to Millennium Research Group, the number of renal artery stenting procedures forecasted in 2010 in the US and in Europe was approximately 160,000 and 16,000, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with atherosclerotic plaque present in the vessel wall may limit the risk of distal embolization during vessel access and navigation, and could positively impact clinical outcomes of renal, mesenteric and celiac artery stenting.

Abdominal and Thoracic Aortic Aneurysm Repair. Abdominal aortic aneurysms, or AAAs, were forecasted to be the 13th-leading cause of death in the US in 2010. Millennium Research Group estimates that there are over 1.2 million people with an AAA in the US and only about 200,000 are diagnosed. According to Millennium Research Group, in 2010, the number of abdominal and thoracic aneurysm endovascular repairs performed in the US and in Europe was forecasted to be approximately 60,000 and 20,000, respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and faster recovery times, which reduce costs of convalescence and perioperative complications and make EVAR a cost-effective solution to medical institutions.

EVAR, however, is in part technically challenging in situations where cannulation of portions of the graft must be achieved under fluoroscopy, or vessel embolization must be achieved prior to deployment of the endograft. The complex anatomy and the difficulty of controlling wires and catheters in an enlarged, diseased aorta may produce significant variability in procedure times, fluoroscopy use, and complication rates in patients needing pant leg grafts, or fenestrated or branched grafts. We believe that our Vascular System may be able to provide a more systematic approach to vessel and graft cannulation, which may result in shorter, more consistent procedure times, and reduce radiation exposure and use of contrast.

Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of carotid artery stenting procedures forecasted in 2010 in the US and in Europe was approximately 125,000 and 24,000, respectively. The growth of CAS has been hindered by controversial clinical results. Carotid artery stenting is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long-term efficacy. We believe that by enabling fine control of the catheter tip and increased catheter stability, our Vascular System may provide a safer, systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, resulting in more consistent procedure times, and reducing physician’s fatigue caused by the lack of control of the distal end of conventional catheters.

Coronary Artery Interventions and Chronic Total Occlusion Crossing. According to Millennium Research Group, the number of percutaneous coronary interventions forecasted in 2010 in the US and in Europe was approximately 1,000,000 and 740,000, respectively.

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

Potential value of vascular robotic system

Value to the hospital. We believe a vascular robotic system may provide hospitals with the opportunity to deliver better patient care, by providing a safer alternative to conventional endovascular technique using flexible robotic technology. By reducing procedure times and streamlining endovascular interventions, our vascular system could help hospitals increase their catheter laboratory utilization and throughput and manage case scheduling more efficiently. We also believe that converting surgical cases to endovascular cases may have a significant effect on length of stay and the likelihood of costly and time consuming complications, and may reduce the risk of complications related to radiation exposure. The Vascular System also has the potential to improve inventory management, by reducing the number of conventional catheters and guidewires required to be in stock.

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

Value to the patient. We believe that a robotic system for vascular applications may be able to provide patients with a safer alternative to conventional catheter-based interventions. By limiting the need for the operator to rely on vessel wall interactions to cannulate and navigate vessels with the catheter, patients may benefit from lower intra-procedural complications, lower radiation exposure and contrast use, shorter procedure time, and superior delivery of therapy. In addition, we believe that a robotic system for vascular applications may reduce the volume of conversions to surgery, and allow more complex cases to be performed using the less invasive, endovascular approach, which would result in shorter recovery times.

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

Valve Repair. Heart valve disease is a common disorder which is characterized by a progressive deterioration of one or more of the heart’s valvular mechanisms. Repair of heart valves has historically been accomplished by open heart surgery. Although often very successful in improving valve function, surgery of heart valves is associated with a risk of death and even if successful requires a long post-operative recovery. As a result, cardiologists tend to wait as long as possible before resorting to surgery in patients with deteriorating valve function. There is increasing interest in treating valve disease with less invasive means in order to enable treatment earlier in the disease and potentially slow or stop the progression of heart failure. In recent years, catheter-based procedures have been developed to repair valves in a surgical manner. We believe that as these procedures develop, physicians will require a new generation of catheters that can be used like surgical tools and which can be precisely controlled. As a result, there may be an opportunity for us to participate in the development of a new generation of procedures in cardiac valve intervention as an alternative to conventional cardiac surgery, potentially offering a safer and more cost-effective approach to the early treatment of heart valve disease.

Patent Foramen Ovale. A patent foramen ovale, or PFO, is an abnormal opening in the atrial septum which results in shunting of blood between the atrial chambers. There is evidence that PFOs are responsible for the occurrence of a type of stroke, known as cryptogenic stroke, which occurs as a result of a blood clot in an otherwise healthy individual. Additionally, there is increasing evidence that the presence of a PFO is in some way related to the occurrence of migraine headache with aura in certain patients.

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

Left Atrial Appendage Occlusion. One of the significant clinical risks associated with atrial rhythm abnormalities is the development of blood clots in the atrial chamber which can result in stroke. The anatomic portion of the left atrium, referred to as the left atrial appendage, or LAA, is particularly susceptible to clot formation. One approach to elimination of the risk of clot formation in the LAA is the use of catheter-based devices that block blood flow and pooling of blood in the LAA, and thereby reduce clotting risk in the atrium. These devices are believed to work well if they are properly positioned and oriented at the opening of the LAA, however, placement can be exceedingly challenging with conventional catheter techniques. We believe that our Sensei system may be able to simplify the process of delivering these devices.

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

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we have worked together with St. Jude to develop certain mutually agreed-upon products. The first product developed under the joint development agreement is our CoHesion Module, a newly-integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA approval for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2010, 65 of the 97 systems we have shipped are configured with the CoHesion Module.

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

Under the terms of our co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. Pursuant to a separate agreement, St. Jude is the exclusive distributor for our Sensei system in France. We maintain the right to sell the integrated system and retain additional exclusive rights in specified countries outside of the U.S. In addition, we retain the unrestricted right to market our Sensei system and Artisan catheter without St. Jude products. The initial term of the co-marketing agreement expired on May 31, 2010.

In August, 2010, we entered into an agreement with St. Jude to commercialize new products based on the companies’ complementary technologies for treating patients suffering from heart rhythm disorders. The agreement will integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. Both parties plan to market and sell the integrated electrophysiology solution in the United States and the European Union.

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

Additionally, in the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we will, with support and collaboration from Philips, seek to develop a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, subject to potential extension, we will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Fiber Optic Shape Sensing and Localization (FOSSL) technology being developed by us and Luna Innovations, Inc. FOSSL is a visualization technology that employs a fiber optic sensor designed to allow physicians to identify both the shape and position of catheters and other tools used in minimally invasive procedures. FOSSL has the potential to enable more efficient and precise control and continuous tracking of flexible tools used in these procedures. Unlike traditional visualization methods, FOSSL is designed to provide visual information in 3D with significant reduction in the use of X-ray. While minimally invasive procedures have advanced significantly in the past 30 years, their potential is still limited by imaging and localization, which remain critical elements to knowing where flexible tools are in the body. Since the incision is so much smaller than typical open surgery and direct visualization is not possible, physicians have to rely on X-ray imaging or localization to know where their instruments are and the shape of the instruments they are manipulating. Significant radiation exposure to the patient and physician is often the result, and usually provides only two dimensional information. With FOSSL-enabled devices, we believe the potential benefits to patients and the physicians that treat them could be substantial, including increased efficiency, control and reduced use of radiation in minimally invasive procedures.

Under the terms of our agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. Each party may terminate the agreements for material breach by the other party. In addition, the parties have amended their previous joint development agreement to allow for Philips to potentially extend and increase certain royalty fees to be paid by us based on the future sales of the Vascular System now under development. In connection with the agreements, we received upfront payments of $29 million and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

The realization of the full potential benefits of our agreements with Philips requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sale of products containing FOSSL technology. Accordingly, there can be no assurance that we will be able to realize the future financial or commercial benefit of these agreements.

Research and Development

As of December 31, 2010, our research and development team consisted of 45 people and our regulatory, clinical and quality team consisted of 12 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in five major areas:

•	continuing to enhance the capabilities of our existing Sensei system and our Artisan and Lynx catheters through ongoing product and software development;

•	designing a new platform for using our technology for endovascular procedures;

•	developing new capabilities for our Sensei system;

•	designing new proprietary disposable interventional devices for use with our Sensei system and our planned Vascular System; and

•	developing new applications for our technology and related additions to our Sensei system, new control catheters, or integration with other imaging technologies or other modalities.

Our research and development team works independently and with other manufacturers of EP lab equipment to integrate our open architecture platform with key imaging, location sensing and information systems in the EP labs. We also collaborate with a number of highly regarded electrophysiologists and cardiologists in key clinical areas in search of new applications for our technology. We plan to use a similar strategy for incorporation into endovascular labs.

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $18.2 million, $19.8 million and $25.6 million in 2010, 2009 and 2008, respectively.

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We currently have distribution agreements in Asia (Hong Kong, South Asia Subcontinent, South-East Asia, China, Korea and Taiwan), Australia, Benelux (Belgium Luxemburg, The Netherlands, Denmark, Finland, Norway, Sweden, Iceland, Estonia and Israel), Canada, Czech Republic, Italy, Saudi Arabia, Portugal, Russia, South Africa and Spain.

We are still gaining experience as a company in the marketing, sale and distribution of our products. As of December 31, 2010, we had a direct sales force, clinical support team and marketing team of 38 employees, but we intend to grow this team, which can be expensive and time consuming. To date, our focus has been on sales of our Sensei system. In 2011, we anticipate using the same sales and marketing force to also focus on sales of our anticipated Vascular System.

Our sales and marketing process consists of two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

Through December 31, 2010, our end users fall into three broad categories:

•	leading academic institutions with physician thought leaders who are interested in performing complex new procedures enabled by our system;

•	high-volume non-academic regional centers interested in the benefits of our system; and

•

medium and low volume community hospitals that are competing for patients, attempting to minimize referrals of complex cases to other centers and focusing on gaining market share in their regional markets.

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

Following the initial sale of a system to a hospital, we endeavor to expand the number of physicians who use our Sensei system at that hospital. We believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from procedures performed with our Sensei system. We expect these efforts to increase demand for our disposable products among hospitals, physicians and referring physicians.

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

Our system utilizes proprietary control catheters, as well as software tailored to specific clinical applications. After a system is installed and initial training has been completed, we provide ongoing support in order to increase customers’ familiarity with system features and benefits, with the goal of increasing usage of the system. More frequent usage will result in increased consumption of our disposable catheters. A basic one-year warranty is included with each system. We believe that service contracts provide for enhanced levels of support and that service beyond the basic warranty is an important additional source of revenue.

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

We have developed a comprehensive solution to assist our customers in marketing their new Sensei system and robotic electrophysiology program. The Flexible Robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic electrophysiology program as a tool to market the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements that are designed to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels.

Customer Service and Support

As of December, 31, 2010, we had a customer service and support team of 12 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers in the United States and the European Union via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

At December 31, 2010, we had a manufacturing team of 43 employees. We manufacture our Sensei systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our Sensei system are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

We are still gaining experience in manufacturing, assembling and testing our products on a commercial scale. In 2008, we moved into a new facility, thus increasing our ability to produce Sensei systems and catheters. However, we still face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.

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

Artisan and Lynx catheters and guide catheter assembly

Our catheters consist almost entirely of custom parts which we have designed and are manufactured either by us or by contract manufacturers to our specifications. We currently assemble catheters in-house. We outsource the manufacture of certain other disposable products, including sterile drapes used with our system in EP procedures. We also manufacture prototype disposables to facilitate future product development.

Software

We develop the software components of our Sensei system, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in July 2010 and received two inspectional observations. We submitted a response plan to the agency and believe that we have met all of the commitments outlined in the plan. Until the FDA closes this inspection, however, or if the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

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

Our existing quality management system passed European Notified Body audits in 2006, 2007, 2008, 2009 and 2010, and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to maintain compliance with the FDA requirements or maintain ISO 13485 standards in the future, we may be subject to FDA enforcement action or required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

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

CMI Agreement

In June 2008, we entered into a development and manufacturing agreement with Contract Medical International, GmbH, or CMI, for development and manufacturing of non-proprietary components related to our Lynx catheters. Under the agreement, CMI manufactures for us in quantities determined by three month rolling forecasts and by purchase orders. In the case of a cancellation of a purchase order, we are responsible for the next three months of production defined in the rolling forecasts. The agreement expires in June 2011, with a right for us to extend the agreement for three additional one-year periods. The agreement may be terminated by mutual agreement. If CMI were unable to fulfill demand for such catheter components, it could limit our ability to manufacture our Lynx catheter or result in supply interruptions while we identify and certify an alternative supplier.

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

In addition, CMS also implemented revised reimbursement codes that better reflect the severity of patients’ conditions in the hospital inpatient prospective payment system for fiscal year 2008. These changes took effect on October 1, 2007. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the revised Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication, with an average reimbursement of $9,260 for fiscal year 2008. CMS updates the MSDRG annually effective October 1 through September 30th of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-

specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly.

Although currently procedures using our products are performed in the hospital inpatient setting, as discussed above, CPT codes describing procedures using our products in the outpatient setting exist. In September 2007, we consulted with the American Hospital Association’s, or AHA’s, Central Office on how hospitals should code for using the Sensei system with the Artisan catheter. In its response, the AHA advised that it appears that “the Hansen Medical Catheter Control System, Accessories, and Steerable Guide and Sheath are considered as one device and would be appropriately reported with the Healthcare Common Procedure Coding System “C” codes developed for new devices and used for Medicare claims for hospital outpatient service reporting HCPCS code C1766, introducer/sheath, guiding, intracardiac electrophysiological, steerable, other than peel away. This code identifies the entire system and is reported in addition to the procedure described by the appropriate CPT code. While this code does not correspond to a specific payment for our products, it does allow for hospitals to report the use of the products and may result in more accurate reimbursement once claims data has been developed.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2010, we licensed or owned 36 issued U.S. patents and over 100 pending U.S. patent applications, 18 granted foreign patents and over 30 pending foreign applications. We also share the rights to over 240 issued U.S. patents, over 70 pending U.S. patent applications and over 140 pending or granted foreign applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Inc., or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design and robotic instrument control which we maintain as trade secrets or copyrighted software.

Further successful commercializing of our Sensei system, our Vascular System currently under development and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we receive letters from one or more third parties alleging that certain aspects of our Sensei system infringe issued patent(s) or asking us to consider licensing their patent rights. While we do not believe that the Sensei system infringes any valid and enforceable patent of any third party, there can be no assurance that any third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere. There also can be no assurance that we will not seek to take the initiative in defending ourselves by instituting litigation against such third party challenges.

We have applied for trademark registration of, and claim trademark rights in, “Artisan,” “Artisan Extend” and “CoolSense,” We have obtained trademark registration in the United States for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.”

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

License Agreement with Luna Innovations, Inc.

On January 12, 2010, we entered into license agreement with Luna. Under the license agreement, Luna granted us a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed in connection with our products, except that we can grant full sublicenses to third parties for single degree of freedom medical devices. Intuitive received a corresponding co-exclusive license within the medical robotics field from Luna under a separate license agreement between Intuitive and Luna. Under the license agreement, Luna also granted to us a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape-sensing/localization technology for non-robotic medical devices, which license is exclusive (and fully sublicenseable) within the orthopedics, vascular, and endoluminal fields and otherwise co-exclusive with Luna. We have the right along with Intuitive to enforce the intellectual property licensed by Luna within the medical robotics field, and we have the sole right to enforce such intellectual property for non-robotic devices in the orthopedics field, the vascular field and the endoluminal field.

The license agreement provides for us to grant to Luna a nonexclusive, sublicenseable, royalty-free, fully paid, perpetual and irrevocable license under certain of our fiber optic shape sensing/localization technology outside of the medical robotics field and outside the orthopedics, vascular and endoluminal fields. In this agreement, Luna confirmed our ownership of certain intellectual property developed in whole or in part by Luna under the parties’ prior development agreement as well as ownership of certain Hansen patents in the event it is determined that any Luna personnel are inventors with respect to such patents.

Agreements with Philips

In the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the agreement, we are, with support and collaboration from Philips, seeking to develop a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures.

Pursuant to the agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. For up to five years after the initial commercial shipment of the Vascular System, subject to possible extension, we will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also received non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. Each party may terminate the agreements for material breach by the other party. In connection with entering into these agreements, the parties also amended their 2009 joint development agreement to allow for Philips to potentially extend and increase certain royalty fees to be paid by us based on the future sales of the currently investigational Vascular System now under development. In connection with the agreements, we received upfront payments of $29 million and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

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

For applications outside of EP, we expect to face similarly intense competition. The use of catheters and catheter-based technologies is common for a broad range of interventional procedures in cardiology, vascular and in other medical specialties. Other companies may market guidance systems for use in complex vascular procedures as well as other uses outside of EP. In addition, we believe that Intuitive is developing a system to guide flexible medical devices in fields such as urology, gynecology, gastrointestinal disease, and other medical fields outside of cardiology. While they may not use our patents in EP, cardiology or vascular procedures, Intuitive may attempt to compete directly with us in EP and cardiology, and will likely compete with us if we decide to offer products outside of our licensed field of treating cardiovascular, neurovascular and peripheral vascular diseases. We also face competition from large medical device companies that have significantly greater financial and human resources for product development, sales and marketing, and patent litigation. Large medical device companies such as Johnson & Johnson, St. Jude Medical, Boston Scientific and others, as well as a variety of smaller innovative companies, are also expected to be targeting the EP and cardiology markets for guiding flexible medical devices.

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

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I devices are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements. Class II devices generally require 510(k) premarket notification clearance before they may be commercially marketed in the United States. Class II devices also may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Class III devices require FDA approval of a premarket application, or PMA, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device. Both premarket clearance and PMA applications are subject to the payment of user fees paid at the time of submission for FDA review. The current use of our Sensei/Artisan is classified in Class II, but future applications for ablation in treatment of specific arrhythmias could be Class III.

The 510(k) Clearance Process. In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, referred to as a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the new device is substantially equivalent in intended use and safety and effectiveness to the predicate device, the new device may be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Moreover, the FDA has recently announced that it is making changes to its 510(k) clearance pathway that will likely require the submission of more clinical and pre-clinical data than has previously been required to obtain clearance for medical devices. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

In May 2007, the FDA cleared our Sensei system and Artisan catheter for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although this is not a formal contraindication, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports,) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance for labeling that includes ablation procedures.

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

We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping.

The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010.

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

The Medical Device Reporting regulation (21 CFR 803), or MDR regulation, requires device manufacturers to report to the FDA whenever they receive or become aware of information that reasonably suggests that a device marketed by the manufacturer “may have caused or contributed to a death or serious injury” or has malfunctioned and, if the malfunction were to recur, likely would cause or contribute to a death or serious injury (21 CFR 803.50(a)). Adverse event reporting, under the MDR regulation, is subject to two different time frames and report types, depending on the nature of the event. Once reportable events have been identified, we must decide which individual adverse event report to file: a five-day report or a 30-day report. For events involving deaths, serious injuries or malfunctions that require remedial action to prevent an unreasonable risk of substantial harm to the public health, a five-day report must be filed. If remedial action is not necessary, a 30-day report must be filed. MDRs are disclosed to the public via the Manufacturer and User Facility Device Experience (MAUDE) database, which is maintained by the FDA. All of the procedures performed using our technology have involved a combination of mapping and ablation of one sort or another.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. We underwent an FDA inspection, which employed QSIT, in July 2010 and received 2 inspectional observations. We submitted a response plan to the agency and believe that we have met all of the commitments outlined in the plan. Until the FDA closes this inspection, however, or if the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

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

In addition, later discovery of previously unknown problems with our Sensei system, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, or observations found during a future inspection, could result in enforcement action by the FDA or other regulatory authorities.

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

In September 2006, we received the CE mark for the sale of our Sensei system, and in May 2007 we received the CE mark for our Artisan catheter which allows us to market our system for ablation procedures in Europe and, in September 2010, we received the CE mark for the sale of our Lynx catheter. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

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

Employees

As of December 31, 2010, we had 171 employees, 45 of whom were engaged directly in research and development, 12 in regulatory, clinical affairs and quality activities, 38 in sales and marketing activities, 12 in customer service and support, 43 in manufacturing and 21 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to Our Business

We have had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified or develop in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

In assessing the results of an investigation conducted by the audit committee of our Board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of our audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, there were material weaknesses that resulted in audit adjustments in connection with the audit of our December 31, 2009 financial statements. Our evaluation of our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial statements as of December 31, 2009 determined that we did not maintain effective controls because we did not maintain an effective control environment, we did not maintain effective information and communication, we did not maintain effective controls related to the process for ensuring completeness and accuracy of our accounting for revenue and did not maintain effective controls over the accounting for complex arrangements. We have adopted various remedial measures to improve our disclosure controls and procedures. A more detailed description of these previously-reported material weaknesses and the remedial measures adopted is set forth in Part II Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and determined that our internal control was effective as of that date. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are a defendant in a class action lawsuit and two shareholder derivative lawsuits that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former executive officers and directors, are defendants in a federal securities class action lawsuit, a federal shareholder derivative lawsuit and a state shareholder derivative lawsuit. These lawsuits are described in Part I Item 3 “Legal Proceedings” in this Annual Report on Form 10-K. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

We are under investigation by the Securities and Exchange Commission and whether a negotiated resolution of this matter can be reached, the terms of any such resolution and the potential impact of any resolution are all uncertain and may have a material adverse effect on our business.

The Securities and Exchange Commission has issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We have cooperated with the Securities and Exchange Commission on its investigation. We are in discussion with the staff of the Securities and Exchange Commission regarding possible resolution. Whether a negotiated resolution of this matter can be reached, the terms of any such resolution and the potential impact of any resolution are all uncertain and may have a material adverse effect on our business.

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

Potential indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

One of our current officers and employees and several individuals who are current members of our Board of Directors are the subject of pending lawsuits related to our restatement and other current or former officers, employees or directors may become the subject of lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007 and for our Lynx catheter in September 2010. As of December 31, 2010, we have also received regulatory approvals in Russia, Thailand, Taiwan and Australia. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may not be able to develop and commercialize our Vascular System as planned.

We intend to develop and commercialize our Vascular System, consisting of a novel robotic platform and suite of catheters for vascular procedures. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing, engineering and manufacturing the platform to function as intended, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in the platform. Any such difficulties could result in delays in our 510(k) submission to the FDA or our CE Mark application, delays in achieving or the failure to achieve regulatory approval for the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage. Furthermore, we have not previously manufactured the robotic platform for vascular intervention and we may encounter unexpected manufacturing problems when scaling up the production of the new platform. Any of these issues could negatively impact our financial condition and results of operations.

If Philips is unable to develop new products or applications for our FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability monetize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sale of products containing FOSSL technology. Under certain circumstances, we have the right to reacquire certain of the rights licensed to Philips, however, there can be no assurance that we would have the capital resources to exercise such rights or that we could find another commercial partner or develop commercially such technologies. In either event, we would be unable to realize the full financial benefits of our agreements with Philips and may be delayed or unable to monetize our FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system and impair our financial position.

We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We may modify the timing of planned enrollment in the future to minimize expenditures.

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation demonstrates non-inferiority to manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require a us to file a PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

Even if we obtain the necessary regulatory approvals, our efforts to commercialize our systems for atrial fibrillation or vascular disease, we may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

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

In August 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment loan and a one-year $10 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of December 31, 2010, we were in compliance with all financial covenants that had been determined at that date. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Potential customers with limited capital budgets may decide to spend those dollars on proven technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

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

Outside the United States, primarily in the European Union, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select appropriate distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our Sensei system and catheters in the European Union or if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our Sensei system and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our Sensei systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system. We also obtain the motors for our Sensei system from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers or a decision to discontinue our relationship with a current manufacturer or supplier could result in operational problems, increased expenses or write-down of capitalized assets that would adversely affect operating results and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms on a timely basis or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume purchasing components for inclusion in our products. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our Sensei system in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business and our financial condition.

If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if future clearances or approvals are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

Furthermore, in order to market our Sensei system outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007 and for our Lynx catheters in September 2010, but we may be required to seek separate clearances from the European Union in order to market our Sensei system for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all.

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

If physicians and hospitals do not believe that our Sensei system and catheters are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, they may choose not to use our Sensei system.

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have validated our assessment of the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing early clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enable by the Sensei system would harm sales. Furthermore, we plan to develop a robotic system for the treatment of vascular diseases, and there is no clinical data for the proposed systems safety and efficacy. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable and our business will be harmed.

In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.

Until other products are developed and receive regulatory approval, we expect to derive substantially all of our revenues from sales of our Sensei system and our catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.

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

We have experienced substantial net losses since our inception in late 2002. As of December 31, 2010, we had an accumulated deficit of $258.1 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development efforts towards a Vascular System, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses and selling, general and administrative expenses to remain essentially consistent in 2011 as compared to 2010 levels as we continue our product engineering efforts related to our vascular platform, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through 2010, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and investments on capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the year ended December 31, 2010, net cash used in operating activities was $29.1 million. We expect that our cash used by operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development of our Vascular System.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We believe that integrating our Sensei system with key imaging and visualization technologies using an open architecture approach is a key element in establishing our Sensei system as important for complex interventional procedures. Our Sensei system currently utilizes a variety of imaging means to visualize and assist in navigating our catheters. These imaging systems include fluoroscopy, intravascular ultrasound and electro-anatomic mapping systems, as well as pre-operatively acquired three-dimensional computed tomography and magnetic resonance imaging. We believe that in the future, as imaging companies develop increasingly sophisticated three-dimensional imaging systems, we will need to integrate advanced imaging into our Sensei system in order to compete effectively. There can be no assurance that we can timely and effectively integrate these systems or components into our Sensei system in order to remain competitive. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures and that have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the electrophysiology laboratory. We may not be able to acquire or develop three-dimensional imaging and visualization technology for use with our Sensei system. In addition, developing or acquiring key imaging and visualization technologies could be expensive and time-consuming and may not integrate well with our Sensei system. If we are unable to timely acquire, develop or integrate imaging and visualization technologies, or any other changing technologies, effectively, our revenue may decline and our business will suffer.

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

We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is installed. The associated expenses are charged to cost of revenues as incurred. We have a very limited history of commercial placements from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.

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

We currently have an interim Chief Financial Officer and are actively conducting a search for a Chief Financial Officer. In January 2011, our Vice President of U.S. Commercial Operations resigned and in October 2010 our Senior Vice President of Operations resigned. Additionally, our former Vice President of Engineering and former Chief Technology Officer ended their post-employment consulting services with us in September 2010. If we are unable to recruit qualified individuals in a timely manner, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

Successfully commercializing our Sensei system, our Vascular system and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

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

We may not be able to maintain or obtain all the licenses from third parties necessary or advisable for promoting, manufacturing and selling our Sensei system and our Vascular system, which may cause harm to our business, operations and financial condition.

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Vascular system, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our Sensei system or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing Sensei technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

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

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007 and our Lynx catheters in September 2010. However, future regulatory approvals may be needed. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.

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

We underwent an FDA inspection, which employed QSIT, in July 2010 and received two inspectional observations. We submitted a response plan to the agency and believe that we have met all of the commitments outlined in the plan. Until the FDA closes this inspection, however, we could be subject to FDA enforcement actions regarding the inspectional observations made during that inspection.

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

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA when the manufacturer becomes aware of information from any source that alleges that a device marketed by the manufacturer has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or PMAs, and may require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document in a “letter to file” a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer of a 510(k) cleared product is required to obtain 510(k) clearance for device modifications that could significantly affect the safety or effectiveness of the device, or constitute a major change in the intended use of the subject device. Accordingly, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 28, 2011, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•

the announcement of our operating results, including the number of our Sensei systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	additions or departures of key scientific or management personnel;

•	the pace of enrollment or results of our 300 patient clinical trial or any other clinical trials;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits and governmental investigations both on us and on our public perception.

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 25.2 percent of the outstanding shares of our common stock as of February 28, 2011. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. The lease ends in November 2014, but we have an option to extend the lease until approximately November 30, 2019. We also lease approximately 3,300 square feet of office space in London, England. That lease ends in June 2020, but we have an option to exit the lease in 2015.

ITEM 3.	LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants filed their motion to dismiss the second amended complaint on October 13, 2010. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers (the “Individual Defendants”), as well as our former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants’ deadline for responding to the complaint is April 18, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Plaintiff’s opening brief in the appeal is due on March 23, 2011.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by our outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that our Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our Board has not commenced the requested action or if our Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, we received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that we investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders. Our Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski and Fox in their letters. Our Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in our best interests and it affirmatively objects to the commencement of any litigation on our behalf. On January 11, 2011, we received a letter from counsel for purported Hansen stockholder Dawn Cates demanding that our Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders, and PwC. On January 18, 2011 our Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in our best interests, and it affirmatively objects to the commencement of any litigation on our behalf.”

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We have cooperated with the Securities and Exchange Commission on its investigation. We are in discussions with the staff of the Securities and Exchange Commission regarding possible resolution. Whether a negotiated resolution of this matter can be reached, the terms of the resolution and the potential impact of any resolution are all uncertain.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 28, 2011, there were approximately 271 holders of record of our common stock and 54,211,617 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table lists the low and high sales prices for each period indicated:

	2010		2009
	Low	High	Low	High
First quarter	$2.04	$3.25	$2.65	$8.52
Second quarter	2.00	2.82	3.29	7.30
Third quarter	1.37	2.25	2.55	5.22
Fourth quarter	1.24	1.99	2.41	3.82

The closing price for our common stock as reported by the Nasdaq Global market on February 28, 2011 was $2.09 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,514,215	(1)	$6.76	(2)	142,700	(3)
Equity compensation plans not approved by security holders	1,700,000	(4)	$2.08		—

Total	8,214,215		$5.65		142,700

(1)	Includes 5,479,258 shares issuable upon exercise of outstanding options.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)

On January 1st of each year, the number of authorized shares under (a) the 2006 Equity Incentive Plan automatically increases by a number of shares equal to the lesser of (i) 3,500,000 shares, (ii) 4% of the outstanding shares on December 31st of the preceding calendar year, and (iii) such other lesser number as determined by the board of directors and (b) the 2006 Employee Stock Purchase Plan automatically increases by a number of shares equal to the lesser of (i) 2% of the outstanding shares on December 31st of the preceding calendar year, (ii) 750,000 shares of common stock, and (iii) such other lesser number as determined by the board of directors.

(4)	Represents options issued to our current CEO upon the commencement of his employment with us on June 9, 2010 at the then-current market price. The options have a life of seven years and shares vest 12.5% at six months from the option grant date and 1/42 each month thereafter.

Recent Sales of Unregistered Securities

On November 17, 2010 we transferred 30,000 shares of Common Stock to William Hendren in consideration of services previously provided by Mr. Hendren and Mr. Hendren’s release of claims against us. The shares were issued pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Uses of Proceeds from Sale of Registered Securities

Not applicable

Issuer Purchases of Equity Securities

None

Performance Graph1

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on November 16, 2006 (the date our common stock commenced trading on The Nasdaq Global Market).

Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	November 16, 2006	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Hansen Medical, Inc.	$100.00	$94.59	$245.41	$59.18	$24.84	$12.21
Nasdaq Composite	100.00	102.62	114.50	67.76	98.39	115.66
Nasdaq Medical Equipment	100.00	101.14	135.52	72.02	101.16	106.68

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

	2010(1)	2009	2008	2007(2)	2006
	(In thousands, except per share data)
Operations:
Revenues	$16,634	$22,203	$23,446	$9,464	$—
Loss from operations	(35,005)	(51,296)	(58,413)	(54,040)	(26,683)
Net loss	(37,895)	(52,449)	(57,868)	(50,859)	(26,004)
Basic and diluted net loss per share	(0.78)	(1.55)	(2.39)	(2.35)	(7.09)
Shares used to compute basic and diluted net loss per share	48,881	33,892	24,232	21,603	3,670

Financial Position:
Cash and cash equivalents	25,769	9,553	17,377	30,404	88,911
Short-term investments	2,264	18,726	17,846	18,148	989
Working capital	21,535	21,004	35,687	47,131	86,393
Total assets	57,944	60,741	74,134	60,031	92,790
Debt	6,238	9,803	12,476	3,309	5,223
Accumulated deficit	(258,085)	(220,190)	(167,741)	(109,873)	(59,014)
Stockholders’ equity	30,772	33,753	42,843	48,626	84,772

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations, Inc. of $10.0 million.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei™ Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2010, we had an accumulated deficit of $258.1 million. We expect our losses to continue through at least 2011 as we continue to expand the commercialization of our Sensei system and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt and the licensing of intellectual property.

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

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have increased our manufacturing capacity to enable production of commercial quantities of our Sensei system and our catheters.

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

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In addition, the parties have amended their previous joint development agreement to allow for Philips to potentially extend and increase certain royalty fees to be paid by us based on the future sales of the currently investigational flexible catheter vascular robotic system now under development. In connection with the agreements, we received upfront payments of $29 million and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

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

Revenue Recognition

Our revenues are primarily derived from the sale of our Sensei system and the associated catheters as well as the sale of post-contract customer service. As computer software is more than incidental to the functioning of those products, our revenue recognition policy is based on authoritative accounting guidance regarding software revenue recognition. Under our policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

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

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue based on vendor-specific objective evidence of fair value, or VSOE, and defer revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by authoritative guidance. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When we are not able to reasonably determine the VSOE of an undelivered element, we defer the entire arrangement fee until all elements are delivered. If we cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support, or PCS, the arrangement fee is recognized ratably over the term of the PCS. If we cannot establish VSOE except for PCS, we recognize revenue under the residual method when the only remaining undelivered element is PCS. For all periods presented through December 31, 2010, we did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

•

Systems. Typically, ownership of our Sensei systems passes to our customers upon shipment. When no further obligations exist subsequent to the shipment of the system, we recognize system revenues upon shipment. However, substantially all of the sales contracts for our systems require installation and training. As these services are not deemed to be perfunctory and we have not established VSOE for these elements, we currently defer all such system revenues until training and installation are completed.

•	Disposable Products. Ownership of our catheters and other disposable products typically passes to our customers upon shipment, at which time delivery is deemed to be complete.

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

As of January 1, 2011, we adopted new authoritative guidance related to multiple-deliverable revenue arrangements and multiple-deliverable revenue arrangements that contain both software and hardware elements. The guidance related to multiple-deliverable revenue arrangements provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. The guidance requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor specific objective evidence of fair value or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. The guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

We have reviewed this new guidance and determined that it will not have a significant impact on the amount of revenue recorded but may have an impact on the timing of the recognition of that revenue. Due in large part to the uncertainty of our revenues, we cannot estimate the significance of the impact of this new guidance on the timing of the recognition of revenue on any given period. The amount of the impact for any given period will be dependent upon the timing of shipments of our Sensei systems. In general, the revenue related to any system sold during the last 10 days of a period will be more likely to be recognized in that period under the new authoritative guidance.

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2010, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, we determined that the impairment of our investment in Luna Innovations, Incorporated, common stock was other than temporary. As such, we permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, we recorded an impairment loss of $1.1 million of property and equipment related to the termination of our relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2010, we had $10.1 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, we would record a loss and a liability. As of December 31, 2010, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2010, we had federal and state net operating loss carryforwards of approximately $162.0 million and $147.7 million, respectively. At December 31, 2009, we had federal and California net operating loss carryforwards of approximately $149.2 million and $122.5 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2012 through 2030 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $99.9 million and $84.2 million at December 31, 2010 and 2009, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous five years through 2010; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2011, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. As the result of the sale by us of 11,700,000 shares of Common Stock in April 2009, such an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed at that time could be limited.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through 2010, deteriorating general economic and capital market conditions. We expect these fluctuations to continue in 2011. We do not anticipate that revenues in 2011 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2011 due, among other things, to fluctuations in revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2011 to remain approximately consistent with 2010 levels due to the development of a vascular platform, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology, which will be partially offset by reimbursements from Philips.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2011 to remain approximately consistent with 2010 levels as we continue our reduced general and administrative employee costs while we continue to maintain our sales and clinical support groups necessary for the continued commercialization of our electrophysiology products and the expected introduction of our Vascular System.

Gain on Settlement of Litigation

Gain on settlement of litigation in 2010 consists of the value of common stock, common stock warrants and a note receivable received in connection with the settlement of our litigation with Luna.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Product	$11,617	$20,324	$(8,707)	(43)%
Service	5,017	1,879	3,138	167%

Total revenues	$16,634	$22,203	$(5,569)	(25)%

Revenues primarily related to the following:

	Year Ended December 31,
	2010	2009
United States Sensei system units	7	16
International Sensei system units	5	10

Total Sensei system units	12	26

Sensei system average selling price (in thousands)	$599	$615

Catheter units	2,356	2,243

Catheter average selling price (in thousands)	$1.6	$1.6

Our average selling prices of Sensei systems in 2010 as compared to 2009 were negatively impacted by the fact that, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period. PCS was not included in Sensei system sales for the first six months of 2009. The impact of the PCS was partially offset by sales in 2010 of our improved Sensei X model, which has a higher list price than our original Sensei model. Sales of catheters increased slightly in 2010 as compared to 2009 principally due to our increased installed base. PCS revenue has increased in 2010 as compared to 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our PCS contracts. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through 2010, unfavorable general economic and capital market conditions. As discussed in our risk factors, these conditions can cause customers to delay purchases and can lengthen sales cycles and these factors contributed to our results in 2010 being lower than we anticipated. We expect revenue fluctuations to continue in 2011.

Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Product	$11,860	$14,241	$(2,381)	(17)%
Service	2,876	1,906	970	51%

Total cost of revenues	$14,736	$16,147	$(1,411)	(9)%
As a percentage of revenues	88.6%	72.7%

Cost of revenues for 2010 included stock-based compensation expense of $726,000 as compared to $787,000 in 2009. Cost of revenues as a percentage of revenues for 2010 were negatively impacted by the decreased level of sales. We expect that cost of revenues both as a percentage of revenues and on a dollar basis will continue to vary significantly through 2011 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Research and development	$18,170	$19,828	$(1,658)	(8)%

The change in research and development expenses in 2010 compared to 2009 was primarily due to the following:

•	A decrease of $3.4 million due to the recognition in 2010 of funded development costs under the Philips agreement;

•	A decrease of $0.7 million in stock-based compensation expense due primarily to the effects of our lower average stock price;

•	A decrease of $0.5 million in employee-related expenses, including travel expenses, primarily due to a decrease of eight in average research and development headcount;

•

An increase of $1.0 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to costs associated with the development of vascular applications of our technology; and

•	An increase of $1.9 million in costs of outside services provided by Luna.

Total research and development expenses in 2010 included $1.7 million of stock-based compensation expense compared to $2.4 million in 2009. We expect research and development expenses in 2011 to remain approximately consistent with 2010 levels due to the development of a Vascular System, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology, which will be partially offset by reimbursements from Philips.

Selling, General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Selling, general and administrative	$28,736	$37,524	$(8,788)	(23)%

The change in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to the following:

•	A decrease of $5.7 million in litigation costs associated with our 2009 trial against Luna;

•	A decrease of $1.6 million in stock-based compensation expense, due primarily to the effects of our lower average stock price;

•

A decrease of $1.1 million related to a charge in 2009 for the write-off of non-recoverable fixed assets related to our decision to terminate our relationship with our European subcontractor for the manufacture of catheters;

•

A decrease of $0.5 million in employee-related expenses, including sales commissions and travel expenses, due primarily to decreased commission expenses and a decrease in average general and administrative headcount of two, partially offset by an increase in average sales and marketing headcount of three;

•	A decrease of $0.1 million in supplies, equipment and overhead expenses; and

•

An increase of $0.2 million in professional service fees exclusive of Luna litigation costs, primarily due to certain fees in 2010 related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies that were not covered by insurance, partially offset by fees in 2009 associated with the investigation by the independent outside counsel to investigate the whistleblower report.

Selling, general and administrative expenses in 2010 included $2.6 million of stock-based compensation expense compared to $4.2 million in 2009. We expect our selling, general and administrative expenses in 2011 to remain consistent with 2010 levels as we continue our reduced general and administrative employee costs while we continue to maintain our sales and clinical support groups necessary for the continued commercialization of our electrophysiology products and the expected introduction of our Vascular System.

Gain on Settlement of Litigation

	Year Ended December 31,		Change
(Dollars in thousands)	2010	2009	$	%
Gain on settlement of litigation	$(10,003)	$—	$(10,003)	N/A

Gain on settlement of litigation consists of the value of common stock, a warrant to purchase common stock and a secured promissory note received in connection with the settlement of our litigation with Luna in January 2010. The items were valued as follows (in thousands):

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

Secured Promissory Note

Luna issued us a secured promissory note in the principal amount of $5,000,000, with principal and interest payments to be made in 16 equal quarterly installments commencing April 2010. The outstanding principal amount under the note accrues interest at 8.5 percent per annum, payable quarterly in arrears. Luna may prepay, in whole or in part, the outstanding amount of the note without premium or penalty. Additionally, in connection with a Development and Supply Agreement between the parties, certain amounts billed for work performed by Luna in excess of quarterly limits are to be settled through a corresponding reduction in the principal of the $5,000,000 note. Through 2010, Luna made its scheduled payments and the principal of the note had been reduced by approximately $358,000 in accordance with the Development and Supply Agreement.

Interest Income

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Interest income	$427	$307	$120	39%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna increased in 2010 compared to 2009 primarily due to interest on the note receivable from Luna. We expect interest income in 2011 to remain relatively consistent with 2010 levels.

Interest Expense

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Interest expense	$(705)	$(1,081)	$376	(35)%

Interest expense decreased in 2010 as compared to 2009 primarily due to the decrease in the outstanding balance of our term equipment line. We expect interest expense to continue to decrease in 2011 over 2010 levels as we pay down the balance of our term equipment line.

Other Expense, net

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Other expense, net	$(2,612)	$(379)	$(2,233)	589%

Other expense, net, for 2010 included the $1,926,000 write-down of our equity investment in Luna as the impairment of its value was considered other than temporary. The remaining increase in other expense, net in 2010 as compared to 2009 was mainly due to unrealized losses on the valuation of the Luna Warrants, partially offset by a decrease in net realized and unrealized foreign exchange losses.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Product	$20,324	$23,178	$(2,854)	(12)%
Service	1,879	268	1,611	601%

Total revenues	$22,203	$23,446	$(1,243)	(5)%

Revenues primarily related to the following:

	Year Ended December 31,
	2009	2008
United States Sensei system units	16	23
International Sensei system units	10	6

Total Sensei system units	26	29

Sensei system average selling price (in thousands)	$615	$677

Artisan catheter units	2,243	1,591

Artisan catheter average selling price (in thousands)	$1.6	$1.7

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

Cost of Revenues

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Product	$14,241	$18,983	$(4,742)	(25)%
Service	1,906	182	1,724	947%

Total cost of revenues	$16,147	$19,165	$(3,018)	(16)%
As a percentage of revenues	72.7%	81.7%

Cost of revenues for 2009 included stock-based compensation expense of $787,000 as compared to $710,000 in 2008. Cost of revenues as a percentage of revenues for 2009 benefited from manufacturing efficiencies as we have reduced the cost of producing our products. This benefit was partially offset by the decreased level of sales and the effects of increases in the overhead applied to our inventory, primarily due to our move into a new facility during the third quarter of 2008.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Research and development	$19,828	$25,582	$(5,754)	(22)%

The change in research and development expenses in 2009 compared to 2008 was primarily due to the following:

•

A decrease of $2.9 million in employee-related expenses, including travel expenses, primarily due to a decrease of 16 in average research and development headcount and the effects of our quarterly one-week furloughs during 2009;

•	A decrease of $2.6 million in outside services, materials and overhead expenses; and

•	A decrease of $0.3 million in stock-based compensation expense, due primarily to the effects of our lower headcount and lower average stock price.

Total research and development expenses in 2009 included $2.4 million of stock-based compensation expense compared to $2.7 million in 2008.

Selling, General and Administrative

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Selling, general and administrative	$37,524	$37,112	$412	1%

The change in selling, general and administrative expenses in 2009 compared to 2008 was primarily due to the following:

•	An increase of $3.6 million in litigation and other legal costs associated with our dispute with Luna Innovations Incorporated;

•	An increase of $1.7 million in legal and auditing costs due to the investigation of our revenue recognition practices and the restatement of our financial statements;

•	A $1.1 million charge in 2009 for the write-off of non-recoverable fixed assets related to our decision to terminate our relationship with our European subcontractor for the manufacture of catheters;

•	A $1.0 million charge for executive severance in 2009, consisting of $0.4 million of severance and $0.6 million of stock-based compensation;

•	An increase of $0.7 million in supplies, equipment and overhead expenses;

•	A decrease of $0.1 million in non-compensation marketing expenses;

•	A decrease of $0.1 million in professional service fees exclusive of Luna legal costs and costs associated with the investigation of our revenue recognition practices;

•

A decrease of $1.2 million in lease costs allocated to selling, general and administrative expenses as a result of all lease costs for our new facility prior to our occupancy in the third quarter of 2008 having been charged to selling, general and administrative expenses;

•

A decrease of $1.9 million in employee-related expenses, exclusive of executive severance, including sales commissions and travel expenses, due primarily to a decrease in average general and administrative headcount of 10 and a decrease in average sales and marketing headcount of 2, and the effects of our quarterly one-week furloughs during 2009; and

•

A decrease of $4.3 million in stock-based compensation expense, exclusive of stock compensation related to executive severance, due primarily to the effects of our lower headcount and lower average stock price.

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

Liquidity and Capital Resources

	2010	2009	2008
	(Dollars in thousands)
Cash and cash equivalents	$25,769	$9,553	$17,377
Short-term investments	2,264	18,726	17,846

Total cash, cash equivalents and short-term investments	$28,033	$28,279	$35,223

Cash used in operating activities	$(29,069)	$(39,175)	$(45,251)
Cash provided by (used in) investing activities	18,650	(2,058)	(17,735)
Cash provided by financing activities	26,635	33,409	49,959

Net increase (decrease) in cash and cash equivalents	$16,216	$(7,824)	$(13,027)

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalent and short-term investment balances are held in a variety of interest-bearing instruments, including United States government agency securities, corporate debt securities and money market funds in addition to corporate equity securities. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view towards liquidity and capital preservation.

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods adjusted for the gain on settlement of litigation in 2010, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation, loss of disposal of fixed assets and net unrealized losses on investments. Additionally, net cash used in operating activities in 2010 was positively impacted by a decrease in accounts receivable and inventory balances due to the lower level of sales and an increase in deferred revenue, accounts payable and accrued liabilities balances. Net cash used in operating activities in 2009 was positively impacted by a decrease in average accounts receivable balances due to improved collections in 2009, and was negatively impacted by decreases in accounts payable and accrued liabilities resulting from our lower level of expenses in 2009. Net cash used in operating activities in 2008 was negatively impacted by the increase in accounts receivable and inventory balances necessitated by the continuing growth of commercial sales of our Sensei system and Artisan catheter, and was positively impacted by the increase in our accounts payable and accrued liability accounts as our increased operations require higher levels of purchasing.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for 2010 primarily relates to the net proceeds from the sales and maturities of short-term investments as we manage our investment portfolio to provide interest income and liquidity for our operations. Net cash used in investing activities for 2009 and 2008 primarily relates to the net purchases of investments. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our company, especially in 2008 as we invested in the build-out of our new facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years presented was mainly due to the cash received from our equity offerings in addition to receipts from our employee stock purchase plan and from the exercises of stock options, partially offset by debt repayments. Net cash provided by financing activities in 2008 also included the proceeds from our new term equipment line.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2010 we had an accumulated deficit of $258.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. On April 7, 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. On April 22, 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. On April 20, 2010, we sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of December 31, 2010, we had drawn down approximately $12.5 million against the equipment line under this agreement of which $6.2 million was outstanding at December 31, 2010, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

As of December 31, 2010, we were in compliance with all financial covenants.

On February 3, 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the agreements, we received upfront payments of $29 million and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008 and continuing through 2010, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of December 31, 2010 and the interest income we earn on these balances in addition to the upfront amounts received from our February 2011 agreements with Philips, funding amounts expected to be received from Philips under our extended joint development agreement and the amounts estimated to be received through the sale of our products will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs beyond the next twelve months. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

•	our ability to maintain compliance with debt covenants;

•	the cash collected from and the revenue and margins generated by sales of our current and future products;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	the success of our research and development efforts and the timing of milestone payments related to those efforts;

•	our ability to generate revenue in a time of overall economic uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve and maintain manufacturing cost reductions;

•	our ability to achieve and maintain operating cost reductions;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against us or individuals indemnified by us;

•	the emergence of competing or complementary technological developments; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating leases—real estate	$7,995	$1,880	$4,067	$2,048	$—
Debt, including interest	7,340	3,849	3,491	—	—

Total	$15,335	$5,729	$7,558	$2,048	$—

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

We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have a joint development agreement with Philips which provides for the payment of royalties to Philips for up to five years after the initial commercial shipment of a Vascular System, subject to caps based on the amounts Philips contributes to the development. The Philips agreements signed in February 2011 include an amendment of the joint development agreement that allows for Philips to potentially extend and increase these royalty fees. As of December 31, 2010, Philips had contributed a total of $5.0 million to us under the joint development agreement.

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

Off-balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2010, the fair value of our cash, cash equivalents and short-term investments was approximately $28.0 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2010, sales denominated in foreign currencies were approximately 25% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $413,000 in revenues for 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the accompanying consolidated balance sheet of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or the that degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hansen Medical, Inc. and the subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

San Francisco, California

March 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2009 , and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

March 15, 2010

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,769	$9,553
Short-term investments	2,264	18,726
Accounts receivable, net of allowance of $3 and $91 at December 31, 2010 and 2009, respectively	4,207	6,888
Inventories	6,232	7,406
Deferred cost of revenues	3,277	2,535
Current portion of note receivable	1,201	—
Prepaids and other current assets	1,796	1,929

Total current assets	44,746	47,037
Property and equipment, net	10,145	13,460
Note receivable, net of current portion	2,617	—
Restricted cash	65	65
Other assets	371	179

Total assets	$57,944	$60,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,157	$2,068
Accrued liabilities	4,852	4,825
Current portion of deferred revenue	11,637	9,337
Current portion of long-term debt	3,565	9,803

Total current liabilities	23,211	26,033
Deferred rent, net of current portion	667	789
Deferred revenue, net of current portion	—	126
Long-term debt, net of current portion	2,673	—
Other long-term liabilities	621	40

Total liabilities	27,172	26,988

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000 shares Issued and outstanding: 53,901 and 37,512 shares at December 31, 2010 and 2009, respectively	5	4
Additional paid-in capital	289,219	253,968
Accumulated other comprehensive loss	(367)	(29)
Accumulated deficit	(258,085)	(220,190)

Total stockholders’ equity	30,772	33,753

Total liabilities and stockholders’ equity	$57,944	$60,741

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Product	$11,617	$20,324	$23,178
Service	5,017	1,879	268

Total revenues	16,634	22,203	$23,446
Cost of revenues:
Product	11,860	14,241	18,983
Service	2,876	1,906	182

Total cost of revenues	14,736	16,147	19,165

Gross profit	1,898	6,056	4,281

Operating expenses:
Research and development	18,170	19,828	25,582
Selling, general and administrative	28,736	37,524	37,112
Gain on settlement of litigation	(10,003)	—	—

Total operating expenses	36,903	57,352	62,694

Loss from operations	(35,005)	(51,296)	(58,413)
Interest income	427	307	1,393
Interest expense	(705)	(1,081)	(630)
Other expense, net	(2,612)	(379)	(218)

Net loss	$(37,895)	$(52,449)	$(57,868)

Basic and diluted net loss per share	$(0.78)	$(1.55)	$(2.39)

Shares used to compute basic and diluted net loss per share	48,881	33,892	24,232

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2008	21,961,811	$2	$158,607	$(167)	$57	$(109,873)	$48,626
Exercise of stock options	219,872	—	281	—	—	—	281
Issuance of common stock pursuant to the employee stock purchase plan	91,940	—	1,077	—	—	—	1,077
Issuance of common stock pursuant to secondary public offering	3,000,000	1	39,491	—	—	—	39,492
Amortization of deferred stock-based employee compensation	—	—	—	104	—	—	104
Reversal of deferred stock-based compensation due to cancellations	—	—	(19)	19	—	—	—
Non-employee stock-based compensation	—	—	63	—	—	—	63
Employee share-based compensation expense, net of cancellations	—	—	11,048	—	—	—	11,048
Comprehensive loss:
Net loss	—	—	—	—	—	(57,868)	(57,868)
Change in unrealized loss on investments	—	—	—	—	92	—	92
Translation adjustment	—	—	—	—	(72)	—	(72)

Total comprehensive loss							(57,848)

Balances, December 31, 2008	25,273,623	3	210,548	(44)	77	(167,741)	42,843
Exercise of stock options	392,044	—	363	—	—	—	363
Issuance of common stock pursuant to the employee stock purchase plan	154,791	—	446	—	—	—	446
Issuance of common stock pursuant to public offering	11,692,000	1	35,277	—	—	—	35,278
Amortization of deferred stock-based employee compensation	—	—	—	44	—	—	44
Non-employee stock-based compensation	—	—	(18)	—	—	—	(18)
Employee share-based compensation expense, net of cancellations	—	—	7,352	—	—	—	7,352
Comprehensive loss:
Net loss	—	—	—	—	—	(52,449)	(52,449)
Change in unrealized loss on investments	—	—	—	—	(118)	—	(118)
Translation adjustment	—	—	—	—	12	—	12

Total comprehensive loss							(52,555)

Balances, December 31, 2009	37,512,458	4	253,968	—	(29)	(220,190)	33,753
Exercise of stock options	109,308	—	126	—	—	—	126
Issuance of common stock pursuant to the employee stock purchase plan	149,346	—	229	—	—	—	229
Issuance of common stock pursuant to public offering	16,100,000	1	29,845	—	—	—	29,846
Issuance of common stock for services performed	30,000	—	47	—	—	—	47
Non-employee stock-based compensation	—	—	49	—	—	—	49
Employee share-based compensation expense, net of cancellations	—	—	4,955	—	—	—	4,955
Comprehensive loss:
Net loss	—	—	—	—	—	(37,895)	(37,895)
Change in unrealized loss on investments	—	—	—	—	(320)	—	(320)
Translation adjustment	—	—	—	—	(18)	—	(18)

Total comprehensive loss							(38,233)

Balances, December 31, 2010	53,901,112	$5	$289,219	$—	$(367)	$(258,085)	$30,772

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(37,895)	$(52,449)	$(57,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of litigation	(10,003)	—	—
Depreciation and amortization	3,898	4,289	2,822
Stock-based compensation	5,004	7,378	11,215
Issuance of common stock for services performed	47	—	—
Loss on disposal of fixed assets	—	1,143	99
Unrealized losses on investments	2,343	—	—
Amortization of preferred stock warrants	—	—	74
Provision (benefit) for doubtful accounts	(88)	91	(26)
Changes in operating assets and liabilities:
Accounts receivable	2,769	2,527	(5,477)
Inventories	1,174	(980)	(3,444)
Deferred cost of revenues	(742)	(171)	(2,234)
Prepaids and other current assets	267	484	(837)
Other long-term assets	(101)	—	—
Accounts payable	1,089	(1,021)	125
Accrued liabilities	444	(853)	1,550
Deferred revenue	2,174	480	7,994
Deferred rent	(70)	(34)	795
Other long-term liabilities	621	(59)	(39)

Net cash used in operating activities	(29,069)	(39,175)	(45,251)

Cash flows from investing activities
Purchase of property and equipment	(733)	(835)	(18,117)
Proceeds from sales and maturities of short-term investments	29,593	41,372	15,467
Purchase of investments	(11,034)	(42,640)	(15,080)
Collection of note receivable	824	—	—
Changes in restricted cash	—	45	(5)

Net cash provided by (used in) investing activities	18,650	(2,058)	(17,735)

Cash flows from financing activities
Proceeds from loans payable	—	—	12,476
Repayments of loans payable	(3,566)	(2,673)	(3,334)
Proceeds from issuance of common stock, net of issuance costs	29,846	35,278	39,492
Proceeds from exercise of common stock options	126	358	250
Proceeds from employee stock purchase plan	229	446	1,077
Repurchase of unvested shares	—	—	(2)

Net cash provided by financing activities	26,635	33,409	49,959

Net increase (decrease) in cash and cash equivalents	16,216	(7,824)	(13,027)
Cash and cash equivalents at beginning of year	9,553	17,377	30,404

Cash and cash equivalents at end of year	$25,769	$9,553	$17,377

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$517	$739	$555
Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation, net of cancellations	—	—	(19)

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in May 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany. Both subsidiaries are engaged in marketing the Company’s products in Europe.

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009. As of December 31, 2010, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement, of which $6.2 million was outstanding at December 31, 2010. See Note 7.

From inception to December 31, 2010, the Company has incurred losses totaling approximately $258.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2011 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development and commercialization of its Vascular System. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of December 31, 2010, the interest income it will earn on these balances and the estimated amounts received through the sale of our products in addition to the upfront amounts received from the Philips licensing agreements signed in February 2011 (see Note 15) will be sufficient to meet its anticipated cash requirements for the next twelve months. However, the Company may decide to raise additional funding by selling equity or debt securities, licensing other non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs beyond the next twelve months. If such financing, licensing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, determination of impairment of assets, stock-based compensation, loss contingencies and the valuation of our deferred tax assets, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated catheters as well as the sale of post-contract customer service. As computer software is more than incidental to the functioning of those products, the Company’s revenue recognition policy is based on authoritative guidance regarding software revenue recognition. Under the policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

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

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue based on vendor-specific objective evidence of fair value (“VSOE”) and defers revenue for undelivered items. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. When contracts contain multiple elements wherein VSOE exists for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition is used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element is deferred until that element is delivered and any residual revenue is recognized. When the Company cannot reasonably determine the VSOE of an undelivered element, the entire arrangement fee is deferred until all elements are delivered. If the Company cannot establish VSOE for an element of the arrangement and the only undelivered element is post-contract customer support (“PCS”), the arrangement fee is recognized ratably over the term of the PCS. If the Company cannot establish VSOE except for PCS, revenue is recognized under the residual method when the only remaining undelivered element is PCS. For all periods presented through December 31, 2010, the Company did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

•

Systems. Typically, ownership of the Sensei system passes to customers upon shipment. When no further obligations exist subsequent to the shipment of the system, system revenues are recognized upon shipment. However, substantially all of the sales contracts for systems require installation and training. As these services are not deemed to be perfunctory and the Company has not established VSOE for these elements, all such system revenue is deferred until training and installation are completed.

•	Disposable Products. Ownership of the catheters and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

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

•

Collectability. The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed probable, the revenue is deferred and recognized at the time collection becomes probable, which is usually upon receipt of cash. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If different judgments and estimates were utilized, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.

As of January 1, 2011, the Company adopted new authoritative guidance related to multiple-deliverable revenue arrangements and multiple-deliverable revenue arrangements that contain both software and hardware elements. See further discussion below under “Recent Accounting Pronouncements.”

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

The Company had three customers who constituted 15%, 15% and 13%, respectively, of the Company’s net accounts receivable at December 31, 2010. The Company had six customers who constituted 16%, 13%, 11%, 11%, 11% and 11%, respectively, of the Company’s net accounts receivable at December 31, 2009. No customer accounted for more than 10% of revenues in 2010 or 2009. One customer accounted for 10% of revenues in 2008. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2010, the Company has not experienced any significant losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. The Company received CE Mark approval to market its Lynx catheter in Europe in September 2010. However, there can be no assurance that any new products the Company develops in the future will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

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

Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2010, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings. Realized gains and losses are recognized on the specific identification method.

The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary. As such, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

Allowance for Doubtful Accounts

The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed each period. If different judgments and estimates were utilized in establishing the allowance, the amount or timing of bad debt expense or revenue recognized could differ materially from the amounts reported. In the Company’s limited historical experience, actual losses and credits related to accounts receivable have been consistent with the recorded provisions. If, however, actual future receipts differ materially from the current assessments due, among other things, to unexpected events or significant changes in trends, additional provisions may be necessary and future cash flows and statements of operations could be materially negatively impacted. Provisions for doubtful accounts as a percentage of revenues have been immaterial for all periods presented.

Inventories

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of inventories to their net realizable value.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, the Company recorded an impairment loss of $1.1 million of property and equipment related to the termination of its relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2010, the Company had $10.1 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

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

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. The Company’s potential dilutive shares, which include outstanding common stock options, estimated shares to be issued under the Company’s employee stock purchase plan, unvested common shares subject to repurchase, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

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

Also in October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance related to both multiple-deliverable revenue arrangements and multiple-deliverable arrangements that contain both software and hardware elements is effective for the Company beginning January 1, 2011. The Company has reviewed this new guidance and determined that it will not have a significant impact on the amount of revenue recorded but may have an impact on the timing of the recognition of that revenue. Due in large part to the uncertainty of the Company’s revenues, the Company cannot estimate the significance of the impact of this new guidance on the timing of the recognition of revenue on any given period. The amount of the impact for any given period will be dependent upon the timing of shipments of the Company’s Sensei systems. In general, the revenue related to any system sold during the last 10 days of a period will be more likely to be recognized in that period under the new authoritative guidance.

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

3.	Investments and Fair Value Measurements

Investments

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
December 31, 2010:
Money market funds	$872	$—	$—	$872	$872	$—
U.S. government agency securities	5,006	—	—	5,006	5,006	—
Corporate debt securities	16,053	—	(1)	16,052	16,052	—
Corporate equity securities	2,495	108	(412)	2,191	—	2,191

	$24,426	$108	$(413)	$24,121	$21,930	$2,191

December 31, 2009:
Money market funds	$5,922	$—	$—	$5,922	$5,922	$—
U.S. government agency securities	10,987	16	(2)	11,001	—	11,001
Corporate debt securities	8,824	1	—	8,825	1,100	7,725

	$25,733	$17	$(2)	$25,748	$7,022	$18,726

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. As of December 31, 2010, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate debt securities	$7,452	$(1)
Corporate equity securities	2,083	(412)
Warrants to purchase corporate equity securities	164	(419)

	$9,699	$(832)

None of the above fixed income securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on fixed income securities were due primarily to changes in interest rates and other market conditions as well as to changes in the credit conditions of the underlying securities. These investments are not considered other-than-temporarily impaired as the gross losses are minor and the Company has the ability to hold these investments until maturity or until a recovery of fair value occurs. The gross unrealized losses on corporate equity securities are related to further declines in the value of the shares of common stock acquired as a part of the Luna litigation settlement. Decreases in stock prices reflect investor estimates of the value of the underlying company as well as general market conditions. Luna’s stock price has been quite volatile both prior to and subsequent to the write-down recorded in the third quarter of 2011 and the Company is not aware of any facts which would indicate that this further reduction in stock price is permanent. As such, these shares are not considered other-than-temporarily impaired. However, if the Company determines in the future that this further decline in value is other than temporary, there could be an additional material expense recorded at such time. The warrants to purchase corporate equity securities are derivatives and, therefore, unrealized gains and losses are recorded in earnings, regardless of whether any impairment is other than temporary.

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

The warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The estimated shares were valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies.

The fair value hierarchy of our cash equivalents and short-term investments at December 31, 2010 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
Money market funds	$872	$—	$—	$872
U.S. government agency securities	5,006	—	—	5,006
Corporate debt securities	—	16,052	—	16,052
Corporate equity securities	2,117	—	74	2,191
Warrants to purchase corporate equity securities	—	—	164	164

	$7,995	$16,052	$238	$24,285

4.	Balance Sheet Components

Inventories (in thousands)

	December 31,
	2010	2009
Raw materials	$2,669	$2,834
Work in process	2,311	2,996
Finished goods	1,252	1,576

Inventories	$6,232	$7,406

Property and equipment, net (in thousands)

	December 31,
	2010	2009
Furniture and leasehold improvements	$11,422	$11,185
Laboratory equipment	7,942	7,826
Computer equipment and software	3,557	3,503

	22,921	22,514
Less: Accumulated depreciation and amortization	(12,776)	(9,054)

Property and equipment, net	$10,145	$13,460

Accrued liabilities (in thousands)

	December 31,
	2010	2009
Deferred cost reimbursement	$1,563	$—
Accrued salaries, commission, bonus and benefits	1,308	1,429
Accrued legal and other professional fees	717	870
Accrued royalties	661	576
Accrued other expenses	603	1,816

Total	$4,852	$4,825

5.	Litigation Settlement

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

•

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission. As of December 31, 2010, the Company had exercised warrants to purchase approximately 69,000 shares of Luna common stock.

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

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit will be settled by a corresponding reduction of the principal of the $5 million note. Through December 31, 2010 Luna has made all of its scheduled payments and the principal of the note has been reduced by approximately $358,000.

Under the agreements, Luna granted Hansen a co-exclusive (with Intuitive Surgical, Inc., (“Intuitive”)), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology within the medical robotics field and a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing and localization technology for non-robotic medical devices. At the time of the settlement, the Company could not establish a stand-alone value for this technology at its then-current state of development and, as such, did not record a value associated with this technology.

Common Stock

Upon execution of these agreements, Luna issued approximately 1.2 million shares of common stock to the Company. These shares were not registered with the Securities and Exchange Commission and could not be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. These shares were restricted during the initial six months from the date of issuance. The fair value of the shares recorded should reflect the value that market participants would demand due to the value of the shares and the risk relating to the inability to access a public market for these securities for the specified period. The fair value of the unregistered shares was determined as of the market closing price on the dates the shares were issued less a 20% non-marketability discount, for a total value of $4.4 million.

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at December 31, 2010 no longer includes this 20% discount as the original six-month restriction period has ended.

The Company recorded the shares as a short-term available-for-sale security which will be marked to market each reporting period with temporary unrealized gains and losses recorded in accumulated other comprehensive income/loss in the equity section of the balance sheet. In the third quarter of 2010, the recorded value of these shares was reduced by $1.9 million as the impairment of the market value of Luna stock was determined to be other than temporary. If a further reduction in the value of the shares occurs and is considered other than temporary, any such impairment will be recorded as a non-operating expense.

Warrant to Purchase Common Stock

The warrant to purchase shares of common stock was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The number of shares were valued utilizing the Black-Scholes option pricing model based on the stock price on the date of the agreements, expected terms ranging from three months to three years, expected volatility ranging from 53% to 75%, risk-free interest rates ranging from 0.05% to 1.5% and no expected dividends. Shares received upon exercise of warrants are not registered with the Securities and Exchange Commission and cannot be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. Shares received upon exercise of warrants are expected to become salable six months after the date of issuance of the shares. The value of the shares issued is reduced by a marketability discount to arrive at an estimated fair value until the end of the six month period. The total estimated fair value of the warrant was calculated at $583,000 at the date of issuance.

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

Operating Leases

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Rent expense	$2,157	$2,171	$2,732

At December 31, 2010, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2011	$1,880
2012	1,982
2013	2,085
2014	1,975
2015	73

Total	$7,995

Warranties

Prior to the third quarter of 2009, the Company generally provided a limited one-year warranty on its Sensei system and accrued the estimated cost of warranties at the time revenue was recognized. Beginning in the third quarter of 2009, the Company began providing one year of post-contract customer service on the sale of its Sensei system. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company continues to provide a limited warranty on the sale of catheters. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$134	$881
Accruals for warranties issued during the period	185	614
Warranty costs incurred during the period	(304)	(1,361)

Balance at end of period	$15	$134

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

All amounts paid to Mitsubishi prior to the second quarter of 2007, when the Company commenced commercial operations, and the value of the common stock issued to Mitsubishi were expensed to research and development expense as technology feasibility had not been established and the technology had no alternative future use. Amounts paid to Mitsubishi subsequent to the commencement of commercial operations are expensed to cost of revenues.

In September 2005, the Company entered into a cross license agreement with Intuitive Surgical, Inc. (“Intuitive”). The agreement granted both the Company and Intuitive the right to use each other’s then-existing patents and related patent applications in certain fields of use. Under the terms of the agreement, Intuitive received 125,000 shares of Series B redeemable convertible preferred stock valued at $730,000. These shares were converted to common stock upon completion of the Company’s IPO. The Company also pays royalties to Intuitive on certain product sales, with an annual minimum royalty of $200,000.

The value of the Series B redeemable convertible preferred stock issued to Intuitive was expensed to research and development expense as technology feasibility had not been established for the Company’s underlying product that would potentially utilize the license and there was no alternative future use. Royalties paid to Intuitive subsequent to the commencement of commercial operations are expensed to cost of revenues.

In December 2009, the Company entered into an extended joint development agreement with Philips Medical Systems Nederland B.V., a Philips Healthcare company (“Philips”). Under the terms of the extended joint development agreement, the Company will, with support and collaboration from Philips, develop a vascular robotics platform and associated catheters (“Vascular System”). The Vascular System will not include the Company’s Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund the Company’s development costs based upon the achievement of development milestones for the Vascular System. For up to five years, subject to extension, after the initial commercial shipment of the Vascular System, the Company will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. As of December 31, 2010, the Company had received $5 million from Philips under this extended joint development agreement. On February 3, 2011, the Company entered, directly and through a wholly owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips and amended the extended joint development agreement. The amendment of the extended joint development agreement could potentially extend and increase certain royalty fees to be paid by the Company based on sales of the Vascular System. See Note 15.

Indemnification

The Company has agreements with each member of its board of directors, its Chief Executive Officer and President and its Interim Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

The Company has agreements with certain customers indemnifying them against liabilities arising from legal actions relating to the customer’s use of intellectual property owned by the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for

the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants’ filed their motion to dismiss the second amended complaint on October 13, 2010. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants’ deadline for responding to the complaint is April 18, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted

Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Plaintiff’s opening brief in the appeal is due on March 23, 2011.

The Individual Defendants deny the allegations made in the Cates, Daneshmand and Brown Actions and intend to defend themselves vigorously against those claims.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, the Company received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that the Company investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company. The Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski, and Fox in their letters. The Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company. On January 11, 2011, the Company received a letter from counsel for purported Hansen stockholder Dawn Cates demanding the Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company, and PwC. On January 18, 2011 the Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company.”

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether the Company or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. The Company has cooperated with the Securities and Exchange Commission on its investigation. The Company is in discussion with the staff of the Securities and Exchange Commission regarding possible resolution. Whether a negotiated resolution of this matter can be reached, the terms of any such resolution and the potential impact of any resolution are all uncertain.

The Company cannot estimate whether any of the above actions will result in any significant expenses nor the amount of any such expenses. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of these legal actions and investigations, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

7.	Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, which is no longer available. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of December 31, 2010, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of December 31, 2010 calculated according to the existing debt repayment schedule are as follows (in thousands):

2011	$3,849
2012	3,491

7,340
Less: Amount representing interest	(1,102)

6,238
Less: Current portion of long-term debt	3,565

Long-term debt, net of current portion	$2,673

The fair value of the Company’s long-term debt was estimated to be $5.9 million at December 31, 2010 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2010, 2009 and 2008.

9.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2010 and 2009, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

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

The Company has issued certain shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2010, there were no unvested shares issued under restricted stock purchase agreements.

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares amounting to 7,000 at December 31, 2008 were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. In accordance with authoritative accounting guidance, the cash received from employees for exercise of unvested options was treated as a refundable deposit shown as a liability in the Company’s financial statements. As of December 31, 2010, there were no unvested shares outstanding and cash received for early exercise of options totaled $184,000.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, beginning on January 1, 2007, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2010, 143,000 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2010	3,706	$10.54
Granted	4,396	$2.03
Exercised	(91)	$1.37
Cancelled	(832)	$8.69

Balance at December 31, 2010	7,179	$5.65	5.61	$98

Options vested and expected to vest at December 31, 2010	6,090	$6.10	5.50	$86
Options vested at December 31, 2010	2,661	$9.86	4.55	$51

The weighted-average grant-date fair value of options granted in 2010, 2009 and 2008 was $1.00, $1.72 and $6.94 per share, respectively. The total fair value of options that vested in 2010, 2009 and 2008 was $4,201,000, $6,796,000 and $8,053,000, respectively. As of December 31, 2010, total unamortized stock-based compensation related to unvested stock options was $6,168,000, with a weighted-average remaining recognition period of 2.82 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $91,000, $570,000 and $1,581,000, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2010 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$4.88	5,434	6.07	1,161	$2.53	4.92
$6.65-$12.69	522	4.98	366	$8.78	5.04
$15.25-$20.25	1,097	3.80	911	$18.70	3.73
$24.60-$31.20	126	3.75	102	$27.21	3.75

	7,179	5.61	2,540	$10.23	4.46

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2010	—	$—
Awarded	1,223	$1.66
Vested	(18)	$2.19
Cancelled	(170)	$2.03

Balance at December 31, 2010	1,035	$1.59

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2010, 2009 and 2008 was $40,000, $1,030,000 and $1,660,000, respectively.

Stock-based Compensation Associated with Awards to Employees

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2010, 2009 and 2008 was $4,955,000, $7,397,000 and $11,152,000, respectively.

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

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	58%-60%	58%-61%	48%-53%
Risk-free interest rate	1.3%-2.5%	1.9%-2.6%	1.3%-3.7%
Expected term (in years)	4.25-4.50	4.50-4.75	5.00
Expected dividend rate	0%	0%	0%

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

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2010, 2009 and 2008 was $49,000, $(18,000) and $63,000, respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	56%-74%	59%-63%	50%-65%
Risk-free interest rate	0.2%-3.3%	1.7%-3.4%	1.6%-4.1%
Expected term (in years)	0.25-7.00	4.25-7.75	5.25-8.75
Expected dividend rate	0%	0%	0%

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

The Company initially reserved a total of 625,000 shares of common stock for issuance under the Stock Purchase Plan. In addition, the plan provides for automatic increases on January 1st, from January 1, 2007 through January 1, 2016, by the lesser of (a) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (b) 750,000 shares of common stock or (c) a number determined by the board of directors that is less than (a) and (b).

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	59%-67%	67%-126%	50%-110%
Risk-free interest rate	0.2%-0.2%	0.2%-0.4%	0.3%-3.5%
Expected term (in years)	0.50-0.50	0.50-0.67	0.50
Expected dividend rate	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$726	$787	$710
Research and development	1,657	2,403	2,742
Selling, general and administrative	2,621	4,188	7,763

Total	$5,004	$7,378	$11,215

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

11.	Income Taxes

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2010	2009	2008
Domestic	$(38,053)	$(52,548)	$(58,004)
Foreign	158	99	136

Pre-tax loss	$(37,895)	$(52,449)	$(57,868)

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2010	2009	2008
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	2%	3%	2%
State tax benefit, net of federal impact	(5)%	(5)%	(5)%
Change in deferred tax asset valuation allowance	41%	38%	38%
General business credits	(4)%	(2)%	(1)%

Effective tax rate	—%	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Net operating loss carryforwards	$63,646	$57,863
Research and development credits	8,525	7,007
Capitalized research and development	13,500	8,163
Fixed assets	1,628	1,127
Stock-based compensation	5,415	4,520
Accruals, reserves and other	5,590	3,705
Intangibles	1,622	1,794

	99,926	84,179
Less: Valuation allowance	(99,926)	(84,179)

Net deferred tax asset	$—	$—

At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $162,071,000 and $147,700,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2012 through 2030 if not utilized. The Company has federal and California tax credit carryforwards of $6,276,000 and $5,321,000, respectively, available to offset future taxes payable. The federal credits begin to expire in 2022, while the state credits have no expiration.

The Company recognizes a tax benefit upon expensing certain stock-based awards associated with its stock-based compensation plans, including nonqualified stock options, restricted stock awards and restricted stock unit awards. The Company also establishes a deferred tax benefit on these types of stock-based awards. Under current accounting standards the Company cannot recognize tax benefits currently for stock-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). The Company also cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur. Included in the Company’s net operating loss carryforwards are amounts which arose from the exercise of nonqualified stock options, and vesting of restricted stock awards and restricted stock unit awards, as well as disqualifying dispositions of qualified stock options. The excess, if any, of the tax benefits from such amounts over that recognized as an expense will be reflected as an increase to paid-in capital, when realized.

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $15,747,000, $19,629,000 and $22,138,000 during the years ended December 31, 2010, 2009 and 2008, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. As the result of the sale by the Company of 11,700,000 shares of Common Stock in April 2009, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited. The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of period	$1,053	$810	$600
Additions based on tax positions related to the current year	445	243	210
Reduction for tax positions of prior years	—	—	—

Balance at end of period	$1,498	$1,053	$810

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

As of December 31, 2010, the Company’s federal and state tax returns are open to examination for the years 2007 forward and 2006 forward, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. There are no tax examinations currently in progress.

12.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Net loss	$(37,895)	$(52,449)	$(57,868)

Weighted-average common shares outstanding	48,881	33,895	24,269
Weighted-average unvested common shares subject to repurchase	—	(3)	(37)

Shares used to calculated basic and diluted net loss per share	48,881	33,892	24,232

Basic and diluted net loss per share	$(0.78)	$(1.55)	$(2.39)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2010	2009	2008
Stock options outstanding	7,179	3,706	4,203
Unvested restricted stock units	1,035	—	40
Unvested common shares subject to repurchase	—	—	7
Estimated shares to be issued under the employee stock purchase plan	42	23	58

13.	Segment Information

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Belgium	Germany	Other	Total
2010:
Revenues	$10,884	$1,331	$689	$3,730	$16,634
Long-lived assets	13,198	—	—	—	13,198

2009:
Revenues	$13,744	$424	$2,193	$5,812	$22,203
Long-lived assets	13,704	—	—	—	13,704

14.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2010. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Revenues	$2,711	$6,950	$3,499	$3,474
Gross profit (loss)	(859)	2,478	338	(59)
Net loss	(3,846)	(10,915)	(12,142)	(10,992)
Basic and diluted net loss per share	(0.10)	(0.22)	(0.23)	(0.20)

2009:
Revenues	$7,455	$2,949	$4,565	$7,234
Gross profit	2,074	285	1,297	2,400
Net loss	(14,133)	(14,685)	(11,929)	(11,702)
Basic and diluted net loss per share	(0.56)	(0.42)	(0.32)	(0.31)

15.	Subsequent Events

On February 3, 2011, the Company entered, directly and through a wholly owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (FOSSL) technology.

Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreement for material breach by the other party. In addition, the parties amended their previous joint development agreement to allow for Philips to potentially extend and increase certain royalty fees to be paid by the Company based on the future sales of the currently investigational flexible catheter vascular robotic system now under development. The Company received upfront payments of $29 million in connection with these arrangements and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Material Weaknesses Previously Identified

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Previously, as of December 31, 2009, the Company did not maintain effective controls over its control environment, information and communication, revenue recognition process and complex arrangements. Specifically:

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

These material weaknesses resulted in material errors and the restatement of our financial statements for the year ended December 31, 2007, annual and interim financial statements for the year ended December 31, 2008 and interim financial statements for the first and second quarters during the year ended December 31, 2009, and resulted in audit adjustments to our financial statements for the year ended December 31, 2009, impacting revenue, cost of revenues, other income, accounts receivable, deferred cost of revenues and deferred revenue accounts. Additionally, these material weaknesses could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

Management’s Remediation of the Material Weaknesses Previously Identified

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

•

We expanded our revenue recognition training to include marketing, clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

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

•

We expanded our revenue recognition training to include marketing, clinical and field service employees to promote their understanding of and appreciation for our revenue recognition policy and process and completed the training for a significant portion of these employees prior to year end.

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

We believe these changes have strengthened our internal control over financial reporting and remediated the material weaknesses we have identified.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Controls

We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the Securities and Exchange Commission. However, because of the inherent limitations in all control systems, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the sections of our 2011 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance—2010 Director Compensation Table.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of our 2011 Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the section of our 2011 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section of our 2011 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2010 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 137 through 140 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2011	By:	/s/ BRUCE J BARCLAY
President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce J Barclay and Peter Osborne, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J BARCLAY Bruce J Barclay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ PETER OSBORNE Peter Osborne	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2011

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Executive Chairman of the Board of Directors	March 15, 2011

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 15, 2011

/s/ KEVIN HYKES Kevin Hykes	Director	March 15, 2011

/s/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	March 15, 2011

/s/ JOSEPH M. MANDATO Joseph M. Mandato	Director	March 15, 2011

/s/ JAMES M. SHAPIRO James M. Shapiro	Director	March 15, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives, dated November 1, 2007.

2.2(13)	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, as Stockholders’ Representatives, dated September 16, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its stockholders, dated November 10, 2005.

4.3(1)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated November 15, 2007.

10.1(4)+	Form of Indemnification Agreement for Directors and Executive Officers.

10.2(4)+	2002 Stock Plan.

10.3(4)+	2006 Equity Incentive Plan.

10.4.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.4.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.

10.5(12)+	2006 Employee Stock Purchase Plan.

10.6+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.7(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated October 21, 2002.

10.8(4)+	Offer Letter, by and between the Registrant and Steven M. Van Dick, dated November 22, 2005.

10.9(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.10(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.11(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.12(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.13(4)+	Non-Employee Director Compensation Arrangements.

10.14(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.15(5)*	Joint Development Agreement by and between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

Exhibit Number	Description of Document

10.16(5)*	Co-Marketing Agreement by and between the Registrant and St. Jude Medical, dated April 30, 2007.

10.17(6)	Lease between the Registrant and MTV Research, LLC.

10.18(13)**	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.19(7)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.20(8)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.21(9)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.22(10)+	Retention Agreement by and between the Registrant and Steven M. Van Dick, dated October 28, 2008.

10.23(11)	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.24(11)	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.25(11)	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.26(13)	Extension of Purchase Agreement by and between the Registrant and Plexus Corp., dated August 28, 2009.

10.27(14)**	Extended Joint Development Agreement by and between Registrant and Philips Medical Systems Nederland B.V., effective as of November 15, 2009.

10.28(14)**	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.29(14)**	License Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.30(14)**	Cross License Agreement by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.31(14)+	Separation Agreement by and between the Registrant and Steven M. Van Dick, dated February 22, 2010.

10.32(15)	Confidential Settlement Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.33(15)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010.

10.34(15)	Secured Promissory Note by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.35(15)	Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.36(15)	Patent and Trademark Security Agreement between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

Exhibit Number	Description of Document

10.37(15)	Confidential Mutual Release between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.38(15)+	Retention Agreement by and between the Registrant and Robert Mittendorff, dated January 11, 2010.

10.39(15)+	Consulting Agreement by and between the Registrant and Peter Osborne, dated February 22, 2010.

10.40(16)	Purchase Agreement by and between the Registrant and Piper Jaffray & Co., dated April 16, 2010.

10.41(17)**	Amendment No. 1 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated February 17, 2010.

10.42(17)**	Amendment No. 2 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated April 2, 2010.

10.43(17)+	Offer Letter by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.44(17)+	Retention Agreement by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.45(17)+	Non-Plan Option Agreement by and between the Registrant and Bruce J Barclay, dated June 9, 2010.

10.46(17)+	Memorandum Regarding 2010 Incentive Bonus for Frederic H. Moll, M.D., dated June 24, 2010.

10.47(17)+	Amended and Restated Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated June 28, 2010.

10.48+	Amended and Restated Retention Agreement by and between the Registrant and Robert Mittendorff, dated October 26, 2010.

10.49+	Forms of Restricted Stock Unit Agreements under the 2006 Equity Incentive Plan.

10.50+	Waiver by Frederic H. Moll, M.D., dated October 26, 2010.

10.51+	Waiver by Bruce J Barclay, dated October 26, 2010.

10.52+	Waiver by Bruce J Barclay, dated December 22, 2010.

10.53+	Form of Retention Agreement for executive officers.

10.54+	Offer Letter, by and between the Registrant and Jean Chang, executed November 13, 2010.

10.55+	Offer Letter, by and between the Registrant and Rita V. Jacob, executed October 29, 2010.

10.56+	Employment Agreement, by and between the Registrant and Roland Peplinski, dated March 3, 2009.

10.57+	Offer Letter, by and between the Registrant and Frank M. Schembri, Jr., dated March 13, 2007.

10.58+	Offer Letter, by and between the Registrant and Arthur S. Hsieh, dated March 18, 2008.

10.59+	Offer Letter, by and between the Registrant and Kenneth T. Husted, dated December 19, 2008.

10.60+	Offer Letter, by and between the Registrant and Daniel Wallace, dated October 21, 2002.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2009 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2010 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.
***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.