Form 10-Q
period 2011-03-31
HANSEN MEDICAL INC
filed 2011-05-10
CIK 1276591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                         Yes  ☐    No   ☑

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 54,547,487.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,168	$25,769
Short-term investments	10,901	2,264
Accounts receivable, net	4,546	4,207
Inventories	6,260	6,232
Deferred cost of goods sold	2,544	3,277
Current portion of note receivable	1,226	1,201
Prepaids and other current assets	1,894	1,796

Total current assets	61,539	44,746

Property and equipment, net	9,290	10,145
Note receivable, net of current portion	2,301	2,617
Restricted cash	65	65
Other assets	435	371

Total assets	$73,630	$57,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,782	$3,157
Accrued liabilities	9,343	4,852
Current portion of deferred revenue	9,923	11,637
Current portion of long-term debt	3,565	3,565

Total current liabilities	24,613	23,211

Long-term debt, net of current portion	1,782	2,673
Other long-term liabilities	1,320	1,288

Total liabilities	27,715	27,172

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000,000 shares
Issued and outstanding: 54,543 and 53,901 shares at March 31, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	291,567	289,219
Accumulated other comprehensive income (loss)	751	(367)
Accumulated deficit	(246,408)	(258,085)

Total stockholders’ equity	45,915	30,772

Total liabilities and stockholders’ equity	$73,630	$57,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenues:
Product	$3,903	$1,613
Service	1,376	1,098

Total revenues	5,279	2,711
Cost of revenues:
Product	3,769	2,855
Service	693	715

Total cost of revenues	4,462	3,570

Gross profit (loss)	817	(859)

Operating expenses:
Research and development	4,185	4,767
Selling, general and administrative	8,044	7,731
Gain on settlement of litigation (Note 6)	—	(10,003)

Total operating expenses	12,229	2,495

Gain on sale of intellectual property (Note 5)	23,000	—

Income (loss) from operations	11,588	(3,354)
Interest income	92	128
Interest and other expense, net	(3)	(620)

Net income (loss)	$11,677	$(3,846)

Net income (loss) per share:
Basic	$0.22	$(0.10)

Diluted	$0.21	$(0.10)

Shares used to compute net income (loss) per share:
Basic	54,098	37,540

Diluted	55,452	37,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,677	$(3,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of intellectual property	(23,000)	—
Gain on settlement of litigation	—	(10,003)
Depreciation and amortization	915	1,021
Stock-based compensation	2,286	1,294
Loss on disposal of fixed assets	4	—
Unrealized (gains) losses on investments	(123)	282
Provision for doubtful accounts	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(339)	1,541
Inventories	(28)	715
Deferred cost of goods sold	733	(690)
Prepaids and other current assets	(61)	(1,326)
Other long-term assets	(5)	12
Accounts payable	(1,375)	1,045
Accrued liabilities	4,504	248
Deferred revenue	(1,714)	2,726
Deferred rent	8	(16)
Other long-term liabilities	37	476

Net cash used in operating activities	(6,481)	(6,550)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(141)
Proceeds from sales and maturities of short-term investments	—	9,801
Purchase of investments	(7,492)	(5,039)
Proceeds from sale of intellectual property	23,000	—
Collection of note receivable	291	—

Net cash provided by investing activities	15,709	4,621

Cash flows from financing activities:
Repayments of loans payable	(891)	(891)
Proceeds from exercise of common stock options, net	62	47

Net cash used in financing activities	(829)	(844)

Net increase (decrease) in cash and cash equivalents	8,399	(2,773)
Cash and cash equivalents at beginning of period	25,769	9,553

Cash and cash equivalents at end of period	$34,168	$6,780

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009. As of March 31, 2011, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement, of which $5.3 million was outstanding at March 31, 2011. See Note 8.

From inception to March 31, 2011, the Company has incurred losses totaling approximately $246.4 million and has not generated positive cash flows from operations for any year. The Company expects such losses to continue through at least the year ended December 31, 2011 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development and commercialization of its new robotic platform for use in the arterial and venous vascular systems (the “Vascular System”). While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of March 31, 2011, the interest income it will earn on these balances in addition to funding amounts expected to be received from Philips under the extended joint development agreement and the estimated amounts received through the sale of the Company products will be sufficient to meet its anticipated cash requirements for at least the next twelve months. However, the Company may decide to raise additional funding by selling equity or debt securities, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. If such financing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. The Company’s fiscal year ends on December 31. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

Cash Flow Presentation for the Quarter ended March 31, 2010

Subsequent to the issuance of the March 31, 2010 condensed consolidated financial statements, the Company identified certain classification errors between proceeds from sales and maturities of short-term investments and purchases of investments within the condensed consolidated statement of cash flows for the quarter ended March 31, 2010. The Company has corrected the previously presented classification errors as reflected in the following table (in thousands). The correction had no effect on the previously presented net cash provided by investing activities.

	As Previously Reported	As Corrected
Cash Flows From Investing Activities
Purchase of property and equipment	$(141)	$(141)
Proceeds from sales and maturities of short-term investments	14,474	9,801
Purchase of investments	(9,712)	(5,039)

Net cash provided by investing activities	$4,621	$4,621

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, the Company’s revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for the Company beginning January 1, 2011 and changes the way that the Company accounts for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. The Company is adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had the Company recognized revenue in the first quarter of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the first quarter of 2011 would have been $3,505,000.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

—

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

—	Delivery.

—

Multiple-element Arrangements.  Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target price and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Prior to January 1, 2011, the Company allocated revenue to the various elements under the relative selling price method based solely on VSOE of the elements. When contracts contained multiple elements wherein VSOE existed for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition was used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element was deferred until that element was delivered and any residual revenue was then recognized. When the Company could not reasonably determine the VSOE of an undelivered element, the entire arrangement fee was deferred until all elements were delivered. If the Company could not establish VSOE for an element of the arrangement and the only undelivered element was post-contract customer support (“PCS”), the arrangement fee was recognized ratably over the term of the PCS. If the Company could not establish VSOE except for PCS, revenue was recognized under the residual method when the only remaining undelivered element was PCS. For all periods presented through December 31, 2010, the Company did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

—

Systems. Typically, ownership of the Sensei system passes to customers upon shipment, at which time delivery is deemed to be complete. Substantially all of the sales contracts for systems include installation and training. Prior to January 1, 2011, as these services were not deemed to be perfunctory and the Company had not established VSOE for these elements, all such system revenue was deferred until training and installation were completed.

—	Disposable Products. Ownership of the catheters and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

—

Post-contract Customer Service Revenue. The Company recognizes post-contract customer service revenue from the sale of product maintenance plans. Revenue from post-contract customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

—

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, all related revenue is deferred until the contingency is resolved.

—

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

Recent Accounting Pronouncements

The Company has determined that there have been no recently issued accounting standards that will have a material impact on its Condensed Consolidated Financial Statements.

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
March 31, 2011:
Money market funds	$658	$—	$—	$658	$658	$—
U.S. government agency securities	7,481	2	(2)	7,481	—	7,481
Corporate debt securities	31,481	—	—	31,697	31,697	—
Corporate equity securities	2,495	789	—	3,284	—	3,284

	$42,331	$791	$(2)	$43,120	$32,355	$10,765

December 31, 2010:
Money market funds	$872	$—	$—	$872	$872	$—
U.S. government agency securities	5,006	—	—	5,006	5,006	—
Corporate debt securities	16,053	—	(1)	16,052	16,052	—
Corporate equity securities	2,495	108	(412)	2,191	—	2,191

	$24,426	$108	$(413)	$24,121	$21,930	$2,191

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. As of March 31, 2011, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S government agency securities	$2,556	$(2)
Warrants to purchase corporate equity securities	287	(296)

	$2,843	$(298)

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

Fair Value Measurements

GAAP defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

— Level 1 Inputs	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

— Level 2 Inputs	Inputs other than quoted prices in active markets that are observable either directly or indirectly.

— Level 3 Inputs	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

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

The fair value hierarchy of the Company’s cash equivalents and short-term investments at March 31, 2011 is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)	Total
Money market funds	$658	$—	$—	$658
U.S. government agency securities	7,481	—	—	7,481
Corporate debt securities	—	31,697	—	31,697
Corporate equity securities	3,216	—	68	3,284
Warrants to purchase corporate equity securities	—	—	287	287

	$11,355	$31,697	$355	$43,407

4.	Inventories (in thousands)

	March 31, 2011	December 31, 2010
Raw materials	$2,920	$2,669
Work in process	2,305	2,311
Finished goods	1,035	1,252

Inventories	$6,260	$6,232

5.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company (“Philips”) to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. In connection with the agreements, the Company received upfront payments of $29.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net income. The $6.0 million associated with the amendment of the extended joint development agreement will be recognized as a reduction of research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be September 2011, consistent with how it has been accounting for existing funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,021,000 and $188,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company’s accrued liabilities included $5,542,000 related to funding received from Philips but not yet recognized as reductions to research and development costs.

6.	Litigation Settlement

On January 12, 2010, the Company entered into a series of agreements with Luna Innovations Incorporated and its wholly-owned subsidiary which settled the outstanding litigation between the two companies. According to the terms of the agreements, Luna issued the following to the Company:

—	1,247,330 shares of common stock, which at the time of the settlement gave the Company ownership of 9.9% of outstanding Luna common stock.

—

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission. As of March 31, 2011, the Company had exercised warrants to purchase approximately 85,000 shares of Luna common stock.

—

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

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit will be settled by a corresponding reduction of the principal of the $5 million note. Through March 31, 2011 the principal of the note has been reduced by approximately $358,000 in accordance with these terms.

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at March 31, 2011 no longer includes this 20% discount as the original six-month restriction period has ended.

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

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of March 31, 2011, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2011 (remainder of year)	$1,414
2012	1,987
2013	2,092
2014	1,982
2015	76

Total	$7,551

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

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$15	$134
Accruals for warranties issued during the period	46	29
Warranty costs incurred during the period	(49)	(113)

Balance at end of period	$12	$50

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The hearing on defendants’ motion to dismiss was held on March 4, 2011. The Court took the matter under submission. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants filed their demurrer to the complaint on April 18, 2011. The hearing on the demurrer is set for June 27, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Plaintiff filed his opening brief in the appeal on April 6, 2011. Defendants’ response is due on May 30, 2011.

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

The Company cannot estimate whether any of the above actions will result in any significant expenses nor the amount of any such expenses. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of these legal actions and investigations, the Company may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

8.	Long-term Debt

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, which is no longer available. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of March 31, 2011, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of March 31, 2011 calculated according to the existing debt repayment schedule are as follows (in thousands):

2011 (remainder of year)	$2,868
2012	3,491

6,359
Less: Amount representing interest	(1,012)

5,347
Less: Current portion	3,565

Long-term portion	$1,782

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended March 31,
	2011	2010
Cost of goods sold	$371	$167
Research and development	597	496
Selling, general and administrative	1,318	631

Total	$2,286	$1,294

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, based on the following assumptions:

Employee Stock Options:	Three months ended March 31,
	2011	2010
Expected volatility	60%-61%	60%
Risk-free interest rate	2.2%-2.3%	2.3%
Expected term (in years)	4.50	4.50
Expected dividend rate	0%	0%

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

Non-Employee Stock Options:	Three months ended March 31,
	2011	2010
Expected volatility	66%	59%-61%
Risk-free interest rate	1.3%	2.1%-3.3%
Contractual term (in years)	3.00	4.00-7.00
Expected dividend rate	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended March 31,
	2011	2010
Expected volatility	74%	61%
Risk-free interest rate	0.2%	0.2%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2011	7,179	$5.65
Options granted	273	$2.12
Options exercised	(49)	$1.27
Options cancelled	(221)	$6.24

Balance, March 31, 2011	7,182	$5.53	5.61	$1,111

Options vested at March 31, 2011	2,947	$9.33	4.45	$217

As of March 31, 2011, total unamortized stock-based compensation related to unvested stock options was $5,247,000, with a weighted-average recognition period of 2.53 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2011	1,035	$1.59
Awarded	1,510	$1.97
Vested	(593)	$1.68
Cancelled	(226)	$1.51

Balance, March 31, 2011	1,726	$1.90

As of March 31, 2011, 699,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

10.	Income Taxes

Although the Company has net income for the quarter ended March 31, 2011, it does not expect to have net income for the full year ended December 31, 2011. As such, the Company has not recorded an income tax provision for the quarter ended March 31, 2011.

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

11.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Net income (loss)	$11,677	$(3,846)

Basic:
Weighted-average common shares used to compute basic net income (loss) per share	54,098	37,540

Basic net income (loss) per share	$0.22	$(0.10)

Diluted:
Weighted-average common shares used to compute basic net income (loss) per share	54,098	37,540
Dilutive effect of outstanding stock options	256	—
Dilutive effect of unvested restricted stock units	1,041	—
Dilutive effect of estimated shares to be issued under the employee stock purchase plan	57	—

Weighted-average common shares used to compute diluted net income (loss) per share	55,452	37,540

Diluted net income (loss) per share	$0.21	$(0.10)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2011	2010
Stock options outstanding	6,037	3,958
Unvested restricted stock units	—	10
Proceeds from employee stock purchase plan	—	101

12.	Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$11,677	$(3,846)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	1,093	(2,058)
Foreign currency translation adjustment	25	(21)

Comprehensive income (loss)	$12,795	$(5,925)

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of March 31, 2011, we had an accumulated deficit of $246.4 million. Although we had net income in the first quarter of 2011, this was due to the one-time sale of intellectual property and we expect our quarterly losses to continue through at least 2011 as we continue to expand the commercialization of our Sensei system and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt and the licensing of intellectual property.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx Catheter in September 2010.

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

Additionally, in December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we will, with support and collaboration from Philips, develop a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. We will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Vascular System and could potentially extend and increase certain royalty fees to be paid to Philips based on sales of the Vascular System subject to caps based on the amounts Philips contributes to the development of the system. Funding received from Philips under this agreement including $5.0 million received to date from the original agreement and $6.0 million associated with the amendment in February 2011 is recognized as a reduction to research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be September 2011.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In connection with the agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2011 with the exception of the following.

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We are adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had we recognized revenue in the first quarter of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the first quarter of 2011 would have been $3,505,000.

We recognize revenue when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

—

Persuasive Evidence of an Arrangement.  Persuasive evidence of an arrangement for sales of Sensei systems is generally determined by a sales contract signed and dated by both us and the customer, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer.

—	Delivery.

—

Multiple-element Arrangements.  Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value, or VSOE, of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, we allocate revenue based on third-party evidence, or TPE, of selling price for the elements if TPE exists. TPE is the price of our or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers. If neither VSOE nor TPE exist for a specific element, we allocate revenue to the various elements based on our best estimate of the selling price for that element or estimated selling price, or ESP, using a top-down approach, which takes into account our target prices and overall pricing objectives. In situations where we have delivered certain elements but not delivered other elements, after we have allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, we defer revenue for the undelivered elements. Prior to January 1, 2011, we allocated revenue to the various elements based solely on VSOE of the elements. When contracts contained multiple elements wherein VSOE existed for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition was used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element was deferred until that element was delivered and any residual revenue was then recognized. When we could not reasonably determine the VSOE of an undelivered element, the entire arrangement fee was deferred until all elements were delivered. If we could not establish VSOE for an element of the arrangement and the only undelivered element was post-contract customer support, or PCS, the arrangement fee was recognized ratably over the term of the PCS. If we could not establish VSOE except for PCS, revenue was recognized under the residual method when the only remaining undelivered element was PCS. For all periods presented through December 31, 2010, we did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

—

Systems.  Typically, ownership of the Sensei system passes to customers upon shipment, at which time delivery is deemed to be complete. Substantially all of the sales contracts for systems include installation and training. Prior to January 1, 2011, as these services were not deemed to be perfunctory and we had not established VSOE for these elements, all such system revenue was deferred until training and installation were completed.

—	Disposable Products. Ownership of the catheters and other disposable products typically passes to customers upon shipment, at which time delivery is deemed to be complete.

—

Post-contract Customer Service Revenue.  We recognize post-contract customer service revenue from the sale of product maintenance plans. Revenue from post-contract customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

—

Sales Price Fixed or Determinable.    The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where contingencies such as those identified are included, all related revenue is deferred until the contingency is resolved.

—

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

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2011. We do not anticipate that revenues in 2011 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2011 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including the potential introduction of our Vascular System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2011 before reductions for the funding recognized under our extended joint development agreement with Philips to remain approximately consistent with 2010 levels (also before reductions for funding from Philips) due to the development of a vascular platform, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2011 to remain approximately consistent with 2010 levels as we continue our active management of general and administrative employee costs while we continue to maintain our sales and clinical support groups necessary for the continued commercialization of our electrophysiology products and the expected introduction of our Vascular System.

Gain on Settlement of Litigation

Gain on settlement of litigation consists of the value of common stock, a common stock warrant and a note receivable received in connection with the settlement of our litigation with Luna Innovations, Inc, or Luna.

Gain on Sale of Intellectual Property

Gain on sale of intellectual property consists of amounts received in exchange for patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology in the non-robotic vascular, endoluminal and orthopedic fields.

Results of Operations

Comparison of the quarter ended March 31, 2011 to the quarter ended March 31, 2010

Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$3,903	$1,613	$2,290	142%
Service	1,376	1,098	278	25%

Total revenues	$5,279	$2,711	$2,568	95%

Revenues primarily related to the following:

	Three Months Ended March 31,
	2011	2010
United States Sensei system units	3	0
International Sensei system units	2	1

Total Sensei system units	5	1

Sensei system average selling price (in thousands)	$519	$342

Catheter units	693	637

Catheter average selling price (in thousands)	$1.7	$1.7

System units sold in the first quarter of 2011 benefited by the sale of one international system which we would not have been able to recognize under the authoritative accounting guidance in effect prior to January 1, 2011. Our average selling prices of Sensei systems in the first quarter of 2011 as compared to 2010 were positively impacted by the fact that the one system recognized in the first quarter of 2010 was to an international distributor, which tend to generate lower average selling prices. Average selling prices in the first quarter of 2011 further benefited from the sale of our Sensei X model, which has a higher list price than our original Sensei model. Sales of catheters increased in the first quarter of 2011 as compared to 2010 due principally to our increased installed base. Service revenue increased in the first quarter of 2011 as compared to 2010 due primarily to our increased installed base. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new healthcare reform legislation that has impacted capital purchases by health care providers. As discussed in our risk factors, these conditions can cause potential customers to delay purchases and can lengthen sales cycles and these factors have contributed to the variability of our results. We expect revenue fluctuations to continue throughout 2011.

Cost of Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$3,769	$2,855	$914	32%
Service	693	715	(22)	(3)%

Total cost of revenues	$4,462	$3,570	$892	25%
As a percentage of revenues	84.5%	131.7%

Cost of revenues for the first quarter of 2011 included stock-based compensation expense of $371,000 as compared to $167,000 in the first quarter of 2010. Cost of revenues as a percentage of revenues for the first quarter of 2011 were positively impacted by the increased level of sales. We expect that cost of revenues both as a percentage of revenues and on a dollar basis will continue to vary significantly through 2011 due, among other things, to fluctuations in shipments and revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold including the potential introduction of our Vascular System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$4,185	$4,767	$(582)	(12)%

The change in research and development expenses in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the following:

—	A decrease of $1.8 million due to an increase in the recognition of funded development costs under the Philips agreement in the first quarter of 2011 as compared to the first quarter of 2010;

—	An increase of $0.1 million in stock-based compensation expense due primarily to the increased issuance of restricted stock units in the first quarter of 2011 as compared to the first quarter of 2010;

—	An increase of $0.3 million in employee-related expenses, including travel expenses, primarily due to an increase of three in average research and development headcount; and

—

An increase of $0.8 million in outside services, materials and overhead expenses, exclusive of Philips reimbursements, related primarily to costs associated with the development of vascular applications of our technology.

Total research and development expenses in the first quarter of 2011 included $0.6 million of stock-based compensation expense compared to $0.5 million in the first quarter of 2010. We expect research and development expenses in 2011 before reductions for the funding recognized under our extended joint development agreement with Philips to remain approximately consistent with 2010 levels (also before reductions for funding from Philips) due to the development of a Vascular System, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

    Selling, General and Administrative

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$8,044	$7,731	$313	4%

The change in selling, general and administrative expenses in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the following:

—

An increase of $0.7 million in stock-based compensation expense, due primarily to the increased issuance of restricted stock units in the first quarter of 2011 as compared to the first quarter of 2010;

—	An increase of $0.1 million in non-compensation marketing expenses related to marketing efforts related to our current and proposed product offerings;

—	A decrease of $0.1 million in legal costs associated with our litigation with Luna in the first quarter of 2010;

—

A decrease of $0.4 million in professional service fees exclusive of Luna litigation costs, primarily due to certain fees in 2010 related to our securities class action lawsuits, derivative lawsuits and related inquiries from governmental agencies that were not covered by insurance.

Selling, general and administrative expenses in the first quarter of 2011 included $1.3 million of stock-based compensation expense compared to $0.6 million in the first quarter of 2010. We expect our selling, general and administrative expenses in 2011 to remain approximately consistent with 2010 levels as we continue our active management of general and administrative employee costs while we continue to maintain our sales and clinical support groups necessary for the continued commercialization of our electrophysiology products and the expected introduction of our Vascular System.

    Gain on Settlement of Litigation

	Three Months Ended March 31,		Change
(Dollars in thousands)	2011	2010	$	%
Gain on settlement of litigation	$—	$(10,003)	$10,003	(100)%

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

    Secured Promissory Note

Luna issued us a secured promissory note in the principal amount of $5,000,000, with principal and interest payments to be made in 16 equal quarterly installments commencing April 2010. The outstanding principal amount under the note accrues interest at 8.5 percent per annum, payable quarterly in arrears. Luna may prepay, in whole or in part, the outstanding amount of the note without premium or penalty. Additionally, in connection with a Development and Supply Agreement between the parties, certain amounts billed for work performed by Luna in excess of quarterly limits are to be settled through a corresponding reduction in the principal of the $5,000,000 note. Through March 31, 2011, Luna has made all its scheduled payments and the principal of the note had been reduced by approximately $358,000 in accordance with the Development and Supply Agreement.

Gain on Sale of Intellectual Property

	Three Months Ended March 31,		Change
(Dollars in thousands)	2011	2010	$	%
Gain on sale of intellectual property	$23,000	$—	$23,000	N/A

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In connection with the licensing of the technology, we received an upfront nonrefundable payment of $23.0 million which was recognized immediately in operating income. We will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Interest Income

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$92	$128	$(36)	(28)%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the timing of the receipt of the funds related to the Philips transaction. We expect interest income for the remainder of 2011 to remain relatively consistent with 2010 levels.

Interest and Other Expense, net

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest and other expense, net	$(3)	$(620)	$617	100%

Interest and expense, net decreased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to a decrease in unrealized losses on the valuation of the Luna Warrants, decreases in realized and unrealized foreign exchange losses and a reduction in interest expense related to the decrease in the outstanding balance of our term equipment line. We expect interest expense to continue to decrease in 2011 over 2010 levels as we pay down the balance of our term equipment line.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of March 31, 2011 we had an accumulated deficit of $246.4 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments, the sale of our products, partnering and, in the first quarter of 2011, through the sale of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of March 31, 2011, we had drawn down approximately $12.5 million against the equipment line under this agreement of which $5.3 million was outstanding at March 31, 2011, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

—	transfer all or any part of our business or properties, other than transfers made in the ordinary course of business;

—	engage in any business other than the business in which we are currently engaged;

—	merge or consolidate with any other person, or acquire, all or substantially all of the capital stock or property of another person, subject to certain exceptions;

—	create, incur, assume, or be liable for any indebtedness, other than certain permitted indebtedness;

—	pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, subject to certain exceptions;

—	create, incur, allow or suffer any lien on any of our property, including without limitation intellectual property, assign or convey any right to receive income;

—	directly or indirectly enter into or permit to exist any material transaction with any of our affiliates, subject to certain exceptions; and

—	make or permit any payment on any subordinated debt.

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

As of March 31, 2011, we were in compliance with all financial covenants.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization (FOSSL) technology. Additionally, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and could potentially extend and increase certain royalty fees to be paid to Philips based on sales of the Vascular System. Under the agreements, we received upfront payments of $29.0 million.

Cash flow activity for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three months ended March 31,
	2011	2010
Cash provided by (used in) operating activities	$(6,481)	$(6,550)
Cash provided by (used in) investing activities	15,709	4,621
Cash used in financing activities	(829)	(844)

Net increase (decrease) in cash and cash equivalents	$8,399	$(2,773)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first quarter of 2011 and 2010 primarily reflects the net income (loss) for those periods, exclusive of the gain on sale of intellectual property in 2011 and non-cash charges such as the gain on settlement of litigation in the first quarter of 2010, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first quarter of 2011 was positively impacted by increases in accrued liabilities balances due to funding received from Philips but not yet recognized and was negatively impacted by decreases in accounts payable and deferred revenue balances. Net cash used in operating activities for the first quarter of 2010 was positively impacted by the net effect of increased deferred revenue, deferred cost of goods sold and prepaid and other current assets balances, due primarily to increases in deferred revenue and the associated costs of those revenues, and was also positively impacted by decreased accounts receivable balances and increased accounts payable balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first quarter of 2011 primarily relates to the proceeds from the sale of intellectual property, partially offset by the investment of certain of the proceeds from the Philips agreements. Net cash provided by investing activities for the first quarter of 2010 primarily relates to the proceeds from and purchases of investments as we managed our investment portfolio to provide interest income and liquidity.

Net Cash Used in Financing Activities

Net cash used in financing activities for the first quarter of both 2011 and 2010 primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from the exercise of stock options.

Future Capital Requirements

We recognized our first revenues in 2007 and have not achieved sustained profitability nor generated net income for any year and do not expect to do so this year. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of March 31, 2011 and the interest income we earn on these balances in addition to funding amounts expected to be received from Philips under our extended joint development agreement and the amounts estimated to be received through the sale of our products will be sufficient to meet our anticipated cash requirements through at least the next twelve months. However, at any time we may decide to raise additional funding by selling equity or debt securities, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

—	our ability to maintain compliance with debt covenants;

—	the cash collected from and the revenue and margins generated by sales of our current and future products;

—	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

—	the success of our research and development efforts and the timing of milestone payments related to those efforts;

—	our ability to generate revenue in a time of overall economic uncertainty;

—	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

—	our ability to achieve and maintain manufacturing cost reductions;

—	our ability to achieve and maintain operating cost reductions;

—	the rate of progress and cost of our clinical trials and other development activities;

—	the cost and timing of future regulatory actions;

—	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

—	the costs of defending against lawsuits brought against us or individuals indemnified by us;

—	the emergence of competing or complementary technological developments; and

—	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2011:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$7,551	$1,414	$4,079	$2,058
Debt, including interest	6,359	2,868	3,491	—

Total	$13,910	$4,282	$7,570	$2,058

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have a joint development agreement with Philips which provides for the payment of royalties to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development. As of March 31, 2011, Philips had contributed a total of $11.0 million to us under the extended joint development agreement, including $6.0 million provided pursuant to our February 2011 agreements with Philips.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2011, the fair value of our cash, cash equivalents and short-term investments was approximately $45.1 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the quarter ended March 31, 2011, sales denominated in foreign currencies were approximately 13% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $68,000 in revenues for the first quarter of 2011.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The hearing on defendants’ motion to dismiss was held on March 4, 2011. The Court took the matter under submission. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers (the “Individual Defendants”), as well as our former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants filed their demurrer to the complaint on April 18, 2011. The hearing on the demurrer is set for Jun 27, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed his opening brief in the appeal on April 6, 2011. Defendants’ response is due on May 30, 2011.

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

In assessing the results of an investigation conducted by the audit committee of our Board in 2009 as well as the internal review and recertification procedures performed for purposes of the preparation and certification of our restated consolidated financial statements in November 2009, our management identified material weaknesses as of December 31, 2008 and December 31, 2007 that resulted in errors in our financial reporting with regard to our accounting for revenue recognition with respect to the sale of our Sensei Robotic Catheter Systems. Such errors resulted in a restatement of our audited annual financial statements as of and for the years ended December 31, 2008 and December 31, 2007 and the unaudited interim financial statements as of and for the quarterly periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008. Additionally, there were material weaknesses that resulted in audit adjustments in connection with the audit of our December 31, 2009 financial statements. Our evaluation of our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial statements as of December 31, 2009 determined that we did not maintain effective controls because we did not maintain an effective control environment, we did not maintain effective information and communication, we did not maintain effective controls related to the process for ensuring completeness and accuracy of our accounting for revenue and did not maintain effective controls over the accounting for complex arrangements. We have adopted various remedial measures to improve our disclosure controls and procedures. A more detailed description of these previously-reported material weaknesses and the remedial measures adopted is set forth in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The failure by Congress to timely approve an increase in the Federal debt ceiling may result in the U.S. Treasury not making payments to agencies, including the FDA, that could result in a delay in our ability to obtain timely 510(k) clearance for our vascular robotic system.

The U.S. government is expected to reach its debt ceiling in the second quarter of 2011 and the U.S. Treasury is expected to prioritize current federal government payments so that the Federal government could remain within the debt ceiling through the July-August 2011 timeframe. If the Congress does not approve an increase in the debt ceiling, or if the President vetoes the legislation approved by the Congress, then the federal government may be shut down and non-essential federal employees, including many FDA employees, may be furloughed. We submitted a 510(k) pre-market notification application with the FDA on April 11, 2011 for our Vascular System and catheter and accordingly, a federal government shutdown may cause significant delays in the FDA’s ability to timely review and process our submission, which could have a material adverse effect on our business.

We are a defendant in a class action lawsuit and two shareholder derivative lawsuits that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former executive officers and directors, are defendants in a federal securities class action lawsuit, a Federal shareholder derivative lawsuit, and a State shareholder derivative lawsuit. These lawsuits are described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

One of our current officers and employees, several individuals who are current members of our Board of Directors and several former officers and former members of our Board of Directors are the defendants in pending lawsuits related to our restatement and other current or former officers, employees or directors may also be named as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007 and for our Lynx catheter in September 2010. As of March 31, 2011, we have also received regulatory approvals in Russia, Thailand, Taiwan, Australia and India. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may not be able to develop and commercialize our Vascular System as planned.

We intend to develop and commercialize our Vascular System, consisting of a novel robotic platform and suite of catheters for vascular procedures. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing, engineering and manufacturing the platform to function as intended, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve regulatory approval for the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage. We will not be able to sell our Vascular System for clinical use until we receive regulatory approval to do so and such approval may not be obtained on a timely basis, or at all, or on terms that are necessary for a successful product introduction. Furthermore, we have not previously manufactured the robotic platform for vascular intervention and we may encounter unexpected manufacturing problems when scaling up the production of the new platform. Any of these issues could negatively impact our financial condition and results of operations.

If we fail to obtain the necessary FDA clearance and CE mark for our Vascular System we will be unable to commercially distribute and market the system as planned.

We submitted a 510(k) pre-market notification application with the FDA on April 11, 2011 for our Vascular System and currently are in the process of applying for a CE Mark for the system. Seeking to obtain clearances or approvals from the FDA and other regulatory authorities, as we are doing for our Vascular System currently under development, could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act with regard to our initial applications with respect to the Vascular System, future applications with respect to the system or applications for other products. If we are unable to obtain clearances for our proposed Vascular System on a timely basis, or at all, or on terms that are necessary for a successful product introduction, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If Philips is unable to develop new products or applications for our FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability monetize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sell products containing FOSSL technology. Under certain circumstances, we have the right to reacquire certain of the rights licensed to Philips, however, there can be no assurance that we would have the capital resources to exercise such rights or that we could find another commercial partner or develop commercially such technologies. In either event, we would be unable to realize the full financial benefits of our agreements with Philips and may be delayed or unable to monetize our FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We may be unable to complete our trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system for expanded uses and impair our financial position.

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

Enrollment of patients in the trial could be delayed for a variety of reasons, including:

—	reaching agreement on acceptable terms with prospective clinical trial sites;

—	obtaining additional institutional review board approval to conduct the trial at prospective sites; and

—

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

—

ongoing discussions with regulatory authorities regarding the scope or design of our preclinical results or clinical trial or requests for supplemental information with respect to our preclinical results or clinical trial results;

—	our failure or inability to conduct the clinical trials in accordance with regulatory requirements;

—

sites participating in the trial may drop out of the trial, which may require us to engage new sites or petition the FDA for an expansion of the number of sites that are permitted to be involved in the trial;

—	patients may not enroll in, remain in or complete, the clinical trial at the rates we expect;

—

patients in either the control or test arm of the trial may experience serious adverse events or side effects during the trial, which, whether or not related to our products, could cause the FDA or other regulatory authorities to place the clinical trial on hold; and

—	clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices.

If our clinical trials are delayed it will take us longer to commercialize a product for the treatment of atrial fibrillation and generate revenues from such product. Moreover, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned.

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

If we obtain regulatory approval to market our Sensei system for uses other than mapping electrophysiology procedures, such as for the treatment of atrial fibrillation, or our Vascular System under development for the treatment of vascular disease, our ability to generate revenue will depend upon the successful commercialization of our Sensei system and our Vascular System for such indications. Our efforts to commercialize our Sensei system or our Vascular System may not succeed for a number of reasons, including:

—	our systems may not be accepted in the marketplace for other treatments by physicians;

—	we may not be able to sell our systems and associated catheters at prices that allows us to meet the revenue targets necessary to generate revenue for profitability;

—	we, or the investigators of our product, may not be able to have information on the outcome of the trials published in medical journals;

—	the availability and perceived advantages and disadvantages of alternative treatments;

—	any rapid technological change may make our products obsolete;

—	we may not be able to have our systems or catheters manufactured in commercial quantities or at an acceptable cost;

—	we may not have adequate financial or other resources to complete the development and commercialization of our systems; and

—	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in electrophysiology procedures or the development and commercialization of our Vascular System, we may never achieve sustained profitability and may be forced to cease operations.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25.0 million loan and security agreement with Silicon Valley Bank, consisting of a $15.0 million term equipment loan and a one-year $10.0 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of March 31, 2011, we were in compliance with all financial covenants that had been determined at that date. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

—	transfer all or any part of our business or properties, other than transfers made in the ordinary course of business;

—	engage in any business other than the business in which we are currently engaged;

—	merge or consolidate with any other person, or acquire, all or substantially all of the capital stock or property of another person, subject to certain exceptions;

—	create, incur, assume, or be liable for any indebtedness, other than certain permitted indebtedness;

—	pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, subject to certain exceptions;

—	create, incur, allow or suffer any lien on any of our property, including without limitation intellectual property, assign or convey any right to receive income;

—	directly or indirectly enter into or permit to exist any material transaction with any of our affiliates, subject to certain exceptions; and

—	make or permit any payment on any subordinated debt.

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

The sale of a Sensei system often represents a significant capital purchase for our customers and many customers finance their purchase of a Sensei system through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of a Sensei system. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. We believe that the macroeconomic environment and the deterioration in confidence and spending have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve sustained profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. In the United States, we market our Sensei system and Artisan catheter through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

—	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

—	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

—	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

—	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

Outside the United States, primarily in the European Union, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select and maintain appropriate distributors, appropriately disengage from unsuccessful distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our Sensei system and catheters in the European Union or if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable on a sustained basis.

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

—

suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in or prevent shipments of our products;

—	we may not be able to respond to unanticipated changes and increases in customer orders;

—	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

—	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems and other products;

—

our suppliers manufacture products for a range of customers, and fluctuations in demand for products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

—	our suppliers may wish to discontinue supplying goods or services to us;

—

we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable; and

—	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010, although we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts if undertaken. The FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

—	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;

—	the data from our preclinical studies and clinical trials may be insufficient to support approval;

—	the facilities of our third-party manufacturers or suppliers may not meet applicable requirements;

—	our compliance with preclinical, clinical or other regulations;

—	our inability to meet the FDA’s statistical requirements or changes in statistical tests or significance levels the FDA requires for approval of a medical device, including ours; and

—

changes in the FDA approval policies, expectations with regard to the type or amount of scientific data required or adoption of new regulations may require additional data or additional clinical studies.

Furthermore, in order to market our Sensei system outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007 and for our Lynx catheters in September 2010, but we may be required to seek separate clearances from the European Union in order to market our Sensei system for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our Sensei system and other products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and catheters are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, they may choose not to use our Sensei system.

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have validated our assessment of the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing early clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enable by the Sensei system would harm sales. Furthermore, we plan to develop a robotic system for the treatment of vascular diseases, and there is no clinical data for the proposed systems safety and efficacy. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable on a sustained basis and our business will be harmed.

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

We have experienced substantial net losses since our inception in late 2002. As of March 31, 2011, we had an accumulated deficit of $246.4 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development efforts towards a Vascular System, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses and selling, general and administrative expenses to remain essentially consistent in 2011 as compared to 2010 levels as we continue our product engineering efforts related to our vascular platform, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

Most of our competitors enjoy several competitive advantages over us, including:

—	significantly greater name recognition;

—	longer operating histories;

—	established relations with healthcare professionals, customers and third-party payors;

—	established distribution networks;

—	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

—	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory clearance for products and marketing approved products; and

—	greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation and has specifically instructed that our products be labeled to inform our customers that the safety and effectiveness of our technology for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including for atrial fibrillation, have not been established. We presently believe that to date, all of the procedures in which our products have been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA and which therefore could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

—	decreased demand for our products;

—	injury to our reputation;

—	diversion of management’s attention;

—	withdrawal of clinical trial participants;

—	significant costs of related litigation;

—	payment of substantial monetary awards to patients;

—	product recalls or market withdrawals;

—	loss of revenue; and

—	the inability to commercialize our products under development.

We may be unable to complete the development and commercialization of our existing and anticipated products without additional funding.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun development of a new robotic system to be used in endovascular applications. We expect to spend considerable amount in the development of this device and in obtaining regulatory approval. In the quarter ended March 31, 2011, net cash used in operating activities was $6.5 million, which included $6.0 million received from Philips associated with the amendment of the joint development agreement. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development of our Vascular System.

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

—	the success of our research and product development efforts;

—	the expenses we incur in selling and marketing our products;

—	the costs and timing of future regulatory clearances;

—	the revenue generated by sales of our current and future products;

—	the gross margins generated by our revenues and cost of sales;

—	the rate of progress and cost of our clinical trials and other development activities;

—	the emergence of competing or complementary technological developments;

—	the cost of legal fees relating to shareholder lawsuits;

—	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

—	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

—	the acquisition of businesses, products and technologies.

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

Our Sensei system incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software and other defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

—	loss of revenue;

—	an increase in reportable adverse events to applicable authorities such as the FDA;

—	delay in market acceptance of our products;

—	damage to our reputation;

—	additional regulatory filings;

—	product recalls;

—	increased service or warranty costs; and/or

—	product liability claims relating to the software defects.

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

Our future revenue and operating results will depend on our ability to manage the possible future growth of our business. We have experienced significant growth in the scope of our operations since our inception. This growth has placed significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, however, we will need to continue to grow, which presents numerous challenges, including:

—	implementing appropriate operational and financial systems and controls;

—	expanding manufacturing capacity, increasing production and improving margins;

—	developing our sales and marketing infrastructure and capabilities;

—	identifying, attracting and retaining qualified personnel in our areas of activity; and

—	training, managing and supervising our personnel worldwide.

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

A portion of our current and future revenues will come from international sales. To expand internationally, we will need to hire, train and retain additional qualified personnel. Engaging in international business inherently involves a number of difficulties and risks, including:

—	required compliance with existing and changing foreign regulatory requirements and laws;

—	export or import restrictions and controls relating to technology;

—	pricing pressure;

—	laws and business practices favoring local companies;

—	longer payment cycles;

—	the effects of fluctuations in foreign currency exchange rates;

—	shipping delays;

—	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

—	political and economic instability;

—	potentially adverse tax consequences, tariffs and other trade barriers;

—	international terrorism and anti-American sentiment;

—	difficulties in penetrating markets in which our competitors’ products are more established;

—	difficulties and costs of staffing and managing foreign operations; and

—	difficulties in enforcing intellectual property rights.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

—	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

—	unanticipated expenditures to address or defend such actions;

—	customer notifications for repair, replacement, refunds;

—	recall, detention or seizure of our products;

—	operating restrictions or partial suspension or total shutdown of production;

—	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

—	operating restrictions;

—	withdrawing 510(k) clearances on PMA approvals that have already been granted;

—	refusal to grant export approval for our products; or

—	criminal prosecution.

We underwent an FDA inspection, which employed QSIT, in July 2010 and received two inspectional observations. The agency has accepted our responses and the inspection has been closed.

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

—

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

—

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or whose products are frequently used off-label;

—

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

—

federal self-referral laws, such as STARK, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibits submission of a claim for reimbursement pursuant to a prohibited referral; and

—

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 29, 2011, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

—

the announcement of our operating results, including the number of our Sensei systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

—	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

—	sales of common stock or other debt or equity securities by us or our stockholders in the future;

—	the success of any collaborations we may undertake with other companies;

—	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

—	additions or departures of key scientific or management personnel;

—	the pace of enrollment or results of our 300 patient clinical trial or any other clinical trials;

—	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

—	ability of our products to achieve market success;

—	the performance of third-party contract manufacturers and component suppliers;

—	our ability to develop sales and marketing capabilities;

—	our ability to manufacture our products to meet commercial and regulatory standards;

—	our ability to manage costs and improve margins;

—	actual or anticipated variations in our results of operations or those of our competitors;

—	announcements of new products, technological innovations or product advancements by us or our competitors;

—	announcements of acquisitions or dispositions by us or our competitors;

—	developments with respect to patents and other intellectual property rights;

—	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

—	trading volume of our common stock;

—	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

—	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

—	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

—	developments in our industry;

—	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

—	the impact of shareholder lawsuits and governmental investigations both on us and on our public perception.

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 24.3 percent of the outstanding shares of our common stock as of April 29, 2011. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

—

permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

—	provide that the authorized number of directors may be changed only by resolution of the Board of Directors;

—

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

—	divide our Board of Directors into three classes;

—	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

—

provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

—

do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose;

—

provide that special meetings of our stockholders may be called only by the chairman of the Board, our chief executive officer or by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

—

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Sales of Unregistered Securities

Not applicable

(b)    Uses of Proceeds from Sale of Registered Securities

Not applicable

(c)    Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.68**	Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.69**	Sublicense Agreement Between SPE and Philips by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.70**	Assignment And License Agreement Between Hansen and SPE by and between the Registrant and ECL7, LLC, dated February 3, 2011.

10.71**	Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.72**	Amendment No. 1 to Extended Joint Development Agreement by and between the Registrant and Philips Medical Systems Nederland B.V. dated as of February 3, 2011.

10.73	Patent License Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.74**

Amendment No. 1 to Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.75+	Amendment to the Offer Letter by and between the Registrant and Michael MacKinnon, dated as of April 22, 2011.

10.76+	Amendment to the Offer Letter by and between the Registrant and Dr. Roland A. Peplinksi, dated as of April 12, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

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

Dated: May 10, 2011	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ PETER OSBORNE
Peter Osborne
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)