Form 10-Q/A
period 2011-03-31
HANSEN MEDICAL INC
filed 2011-06-01
CIK 1276591

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

EXPLANATORY NOTE

Hansen Medical, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission on May 10, 2011. This Form 10-Q/A Amendment No. 1 is being filed to amend the aforementioned Quarterly Report on Form 10-Q to include in Part I, Item 4 the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

This Form 10-Q/A has not been updated other than for the change to Part I, Item 4 indicated above. No other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. This Form 10-Q/A does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART I – FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2011, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 6:	EXHIBITS

The following documents are filed as exhibits to this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2011	By:	/S/ BRUCE J BARCLAY
Bruce J Barclay Chief Executive Officer (Principal Executive Officer)

Dated: June 1, 2011	By:	/S/ PETER OSBORNE
Peter Osborne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

5