Form 10-Q
period 2011-06-30
HANSEN MEDICAL INC
filed 2011-08-08
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Act).     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2011 was 54,883,725.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,003	$25,769
Short-term investments	25,201	2,264
Accounts receivable, net	4,525	4,207
Inventories	6,139	6,232
Deferred cost of goods sold	2,174	3,277
Current portion of note receivable	—	1,201
Prepaids and other current assets	1,329	1,796

Total current assets	51,371	44,746

Property and equipment, net	9,129	10,145
Note receivable, net of current portion	—	2,617
Restricted cash	65	65
Other assets	359	371

Total assets	$60,924	$57,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838	$3,157
Accrued liabilities	6,303	4,852
Current portion of deferred revenue	8,384	11,637
Current portion of long-term debt	3,565	3,565

Total current liabilities	21,090	23,211

Long-term debt, net of current portion	891	2,673
Other long-term liabilities	1,320	1,288

Total liabilities	23,301	27,172

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000,000 shares Issued and outstanding: 54,864 and 53,901 shares at June 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	293,074	289,219
Accumulated other comprehensive loss	(290)	(367)
Accumulated deficit	(255,166)	(258,085)

Total stockholders’ equity	37,623	30,772

Total liabilities and stockholders’ equity	$60,924	$57,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Product	$4,027	$5,739	$7,930	$7,352
Service	1,293	1,211	2,669	2,309

Total revenues	5,320	6,950	10,599	9,661
Cost of revenues:
Product	3,286	3,733	7,055	6,588
Service	659	739	1,352	1,454

Total cost of revenues	3,945	4,472	8,407	8,042

Gross profit	1,375	2,478	2,192	1,619

Operating expenses:
Research and development	2,615	6,073	6,800	10,840
Selling, general and administrative	7,151	7,189	15,195	14,920
Gain on settlement of litigation (Note 6)	—	—	—	(10,003)

Total operating expenses	9,766	13,262	21,995	15,757
Gain on sale of intellectual property (Note 5)	—	—	23,000	—

Income (loss) from operations	(8,391)	(10,784)	3,197	(14,138)
Interest income	32	100	124	228
Interest and other expense, net	(399)	(231)	(402)	(851)

Net income (loss)	$(8,758)	$(10,915)	$2,919	$(14,761)

Net income (loss) per share:
Basic	$(0.16)	$(0.22)	$0.05	$(0.34)

Diluted	$(0.16)	$(0.22)	$0.05	$(0.34)

Shares used to compute net income (loss) per share:
Basic	54,675	50,136	54,388	43,873

Diluted	54,675	50,136	56,508	43,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,919	$(14,761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of intellectual property	(23,000)	—
Gain on settlement of litigation	—	(10,003)
Depreciation and amortization	1,791	2,012
Stock-based compensation	3,695	2,326
Loss on disposal of fixed assets	9	—
Unrealized (gains) losses on investments	(13)	267
Provision for doubtful accounts	(3)	(38)
Loss on settlement of note receivable	190	—
Changes in operating assets and liabilities:
Accounts receivable	(315)	2,488
Inventories	(449)	1,122
Deferred cost of goods sold	1,103	(90)
Prepaids and other current assets	551	87
Other long-term assets	(3)	12
Accounts payable	(319)	183
Accrued liabilities	1,450	400
Deferred revenue	(3,253)	810
Deferred rent	(7)	(33)
Other long-term liabilities	66	530

Net cash used in operating activities	(15,588)	(14,688)

Cash flows from investing activities:
Purchase of property and equipment	(268)	(413)
Proceeds from sales and maturities of short-term investments	—	19,326
Purchase of investments	(22,916)	(5,039)
Proceeds from sale of intellectual property	23,000	—
Collection of note receivable	3,628	266

Net cash provided by investing activities	3,444	14,140

Cash flows from financing activities:
Repayments of loans payable	(1,782)	(1,782)
Proceeds from issuance of common stock, net of issuance costs	—	29,831
Proceeds from exercise of common stock options	245	49
Proceeds from employee stock purchase plan	217	135
Withholding taxes paid on vested restricted stock units	(302)	—

Net cash used in financing activities	(1,622)	28,233

Net increase (decrease) in cash and cash equivalents	(13,766)	27,685
Cash and cash equivalents at beginning of period	25,769	9,553

Cash and cash equivalents at end of period	$12,003	$37,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in May 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany. Both subsidiaries are engaged in marketing the Company’s products in Europe. The Company’s products include the Sensei® Robotic Catheter System, (“Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed robotic platform for use in the vasculature (the “Vascular System”) which consists of the Magellan™ Robotic System and the NorthStar™ Robotic Catheter.

Prior to the second quarter of 2007, the Company was a development stage company that devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations and exiting the development stage. The Company received CE Mark approval for the Lynx catheter in September 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 but has not received CE Mark approval for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System.

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009. As of June 30, 2011, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement, of which $4.5 million was outstanding at June 30, 2011. See Note 8.

From inception to June 30, 2011, the Company has incurred losses totaling approximately $255.2 million and has not generated positive cash flows from operations for any year. The Company expects such losses to continue through at least the year ended December 31, 2011 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development and commercialization of its new Vascular System. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of June 30, 2011 will be sufficient to meet its anticipated cash requirements for at least the next twelve months. This belief is based on amounts estimated to be received through the sale of the Company’s products and services, the receipt of anticipated funding amounts under the Company’s extended joint development agreement with Philips, interest income earned on the Company’s investments and the ability of the Company to effectively manage costs across its business to preserve cash flow. However, the Company may decide to raise additional funding by selling equity or debt securities, entering into collaborative, licensing or other arrangements or entering into a credit facility in order to meet its continuing cash needs. If such financing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Cash Flow Presentation for the six months ended June 30, 2010

Subsequent to the issuance of the June 30, 2010 condensed consolidated financial statements, the Company identified certain classification errors between proceeds from sales and maturities of short-term investments and purchases of investments within the condensed consolidated statement of cash flows for the six months ended June 30, 2010. The Company has corrected the previously presented classification errors as reflected in the following table (in thousands). The correction had no effect on the previously presented net cash provided by investing activities.

	As Previously Reported	As Corrected
Cash Flows From Investing Activities
Purchase of property and equipment	$(413)	$(413)
Proceeds from sales and maturities of short-term investments	78,408	19,326
Purchase of investments	(64,121)	(5,039)
Collection of note receivable	266	266

Net cash provided by investing activities	$14,140	$14,140

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei Robotic Catheter System (“Sensei system”) and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, the Company’s revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for the Company beginning January 1, 2011 and changes the way that the Company accounts for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. The Company is adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had the Company recognized revenue in the first six months of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the three and six months ended June 30, 2011 would have been $3,426,000 and $6,931,000, respectively.

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

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target prices and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Prior to January 1, 2011, the Company allocated revenue to the various elements based solely on VSOE of the elements. When contracts contained multiple elements wherein VSOE existed for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition was used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element was deferred until that element was delivered and any residual revenue was then recognized. When the Company could not reasonably determine the VSOE of an undelivered element, the entire arrangement fee was deferred until all elements were delivered. If the Company could not establish VSOE for an element of the arrangement and the only undelivered element was post-contract customer support (“PCS”), the arrangement fee was recognized ratably over the term of the PCS. If the Company could not establish VSOE except for PCS, revenue was recognized under the residual method when the only remaining undelivered element was PCS. For all periods presented through December 31, 2010, the Company did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

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

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
June 30, 2011:
Money market funds	$3,484	$—	$—	$3,484	$3,484	$—
U.S. government agency securities	20,798	7	(2)	20,803	4,746	16,057
Corporate debt securities	8,504	—	—	8,504	1,700	6,804
Corporate equity securities	2,495	155	(412)	2,238	—	2,238

	$35,281	$162	$(414)	$35,029	$9,930	$25,099

December 31, 2010:
Money market funds	$872	$—	$—	$872	$872	$—
U.S. government agency securities	5,006	—	—	5,006	5,006	—
Corporate debt securities	16,053	—	(1)	16,052	16,052	—
Corporate equity securities	2,495	108	(412)	2,191	—	2,191

	$24,426	$108	$(413)	$24,121	$21,930	$2,191

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. As of June 30, 2011, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
U.S government agency securities	$7,085	$(2)
Corporate equity securities	2,083	(412)
Warrants to purchase corporate equity securities	177	(408)

	$9,345	$(819)

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

The fair value hierarchy of the Company’s cash equivalents and short-term investments at June 30, 2011 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$3,484	$—	$—	$3,484
U.S. government agency securities	20,803	—	—	20,803
Corporate debt securities	—	8,504	—	8,504
Corporate equity securities	2,198	—	40	2,238
Warrants to purchase corporate equity securities	—	—	177	177

	$26,485	$8,504	$217	$35,206

4.	Inventories (in thousands)

	June 30, 2011	December 31, 2010
Raw materials	$3,253	$2,669
Work in process	1,897	2,311
Finished goods	989	1,252

Inventories	$6,139	$6,232

5.	Agreements with Philips

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

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net income. The $6.0 million associated with the amendment of the extended joint development agreement will be recognized as a reduction of research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be September 2011, consistent with how it has been accounting for existing funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,771,000 and $188,000 for the three months ended June 30, 2011 and 2010, respectively and $4,792,000 and $375,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company’s accrued liabilities included $2,771,000 related to funding received from Philips but not yet recognized as reductions to research and development costs.

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

•

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission. As of June 30, 2011, the Company had exercised warrants to purchase approximately 95,000 shares of Luna common stock.

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

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit will be settled by a corresponding reduction of the principal of the $5 million note. The principal of the note has been reduced by approximately $358,000 in accordance with these terms. In May 2011, Hansen and Luna signed a revised agreement extending the length and scope of the Development and Supply Agreement and under which Luna would pay off the remaining balance of the note at a discount. The Company recorded a loss of $190,000 to interest expense in the second quarter of 2011 in conjunction with the payoff of the note.

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at June 30, 2011 no longer includes this 20% discount as the original six-month restriction period has ended.

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

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of June 30, 2011, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2011 (remainder of year)	$944
2012	1,987
2013	2,092
2014	1,982
2015	76

Total	$7,081

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$12	$50	$15	$134
Accruals for warranties issued during the period	43	105	89	134
Warranty costs incurred during the period	(41)	(132)	(90)	(245)

Balance at end of period	$14	$23	$14	$23

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

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants filed their demurrer to the complaint on April 18, 2011. The hearing on the demurrer is set for August 12, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Plaintiff filed his opening brief in the appeal on April 6, 2011. Briefing on the appeal is now complete but a hearing date has not been set.

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

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether the Company or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. The Company has cooperated with the Securities and Exchange Commission on its investigation. Following discussions with the staff of the SEC, the Company has made an offer to settle the SEC’s investigation of the Company. Under the proposed settlement, the Company, without admitting or denying liability, would consent to the entry of an administrative order that directs the Company to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records and internal control provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. The proposed settlement would not impose a monetary penalty or fine on the Company, and the Company would not be subject to an injunction. The proposed settlement is contingent on the review and approval by the Commissioners of the SEC. No assurances can be given as to when the SEC Commissioners will consider the proposed settlement, nor whether the Commissioners will approve of the proposed settlement. Thus, whether a negotiated resolution of this matter can be reached, the final terms of the resolution and the potential impact of any resolution are all uncertain.

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

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, which is no longer available. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of June 30, 2011, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of June 30, 2011 calculated according to the existing debt repayment schedule are as follows (in thousands):

2011 (remainder of year)	$1,898
2012	3,491

5,389
Less: Amount representing interest	(933)

4,456
Less: Current portion	3,565

Long-term portion	$891

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$227	$156	$598	$323
Research and development	433	372	1,030	868
Selling, general and administrative	749	504	2,067	1,135

Total	$1,409	$1,032	$3,695	$2,326

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

Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected volatility	60%	60%	60%-61%	60%
Risk-free interest rate	1.6%-1.8%	2.0%-2.5%	1.6%-2.3%	2.0%-2.5%
Expected term (in years)	4.50	4.50	4.50	4.50
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected volatility	N/A	58%-74%	66%	58%-74%
Risk-free interest rate	N/A	0.2%-2.3%	1.3%	0.2%-3.3%
Contractual term (in years)	N/A	0.25-6.75	3.00	0.25-7.00
Expected dividend rate	N/A	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected volatility	83%-84%	62%-67%	74%-84%	61%-67%
Risk-free interest rate	0.1%	0.2%	0.1%-0.2%	0.2%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2011	7,179	$5.65
Options granted	820	$2.65
Options exercised	(143)	$1.96
Options cancelled	(640)	$5.80

Balance, June 30, 2011	7,216	$5.37	5.30	$6,642

Options vested at June 30, 2011	3,082	$8.97	4.33	$1,747

As of June 30, 2011, total unamortized stock-based compensation related to unvested stock options was $4,756,000, with a weighted-average recognition period of 2.88 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2011	1,035	$1.59
Awarded	1,668	$2.13
Vested	(644)	$1.72
Cancelled	(450)	$1.74

Balance, June 30, 2011	1,609	$2.06

As of June 30, 2011, 635,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

10.	Income Taxes

Although the Company had net income for the six months ended June 30, 2011, it had a loss for the three months ended June 30, 2011 and does not expect to have net income for the full year ended December 31, 2011. As such, the Company has not recorded an income tax provision for the quarter ended June 30, 2011.

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

11.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(8,758)	$(10,915)	$2,919	$(14,761)

Basic:
Weighted-average common shares used to compute basic net income (loss) per share	54,675	50,136	54,388	43,873

Basic net income (loss) per share	$(0.16)	$(0.22)	$0.05	$(0.34)

Diluted:
Weighted-average common shares used to compute basic net income (loss) per share	54,675	50,136	54,388	43,873
Dilutive effect of outstanding stock options	—	—	804	—
Dilutive effect of unvested restricted stock units	—	—	1,315	—
Dilutive effect of estimated shares to be issued under the employee stock purchase plan	—	—	1	—

Weighted-average common shares used to compute diluted net income (loss) per share	54,675	50,136	56,508	43,873

Diluted net income (loss) per share	$(0.16)	$(0.22)	$0.05	$(0.34)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options outstanding	7,216	6,409	3,015	6,409
Unvested restricted stock units	1,609	315	—	315
Proceeds from employee stock purchase plan	26	30	—	30

12.	Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(8,758)	$(10,915)	$2,919	$(14,761)
Other comprehensive income:
Change in unrealized gain (loss) on investments	(1,042)	136	51	(1,922)
Foreign currency translation adjustment	1	(9)	26	(30)

Comprehensive income (loss)	$(9,799)	$(10,788)	$2,996	$(16,713)

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally. Additionally, we are developing a new robotic platform for use in the vasculature, or the Vascular System, which consists of the Magellan™ Robotic System and the NorthStar™ Robotic Catheter.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of June 30, 2011, we had an accumulated deficit of $255.2 million. Although we had net income in the first quarter of 2011, this was due to the one-time sale of intellectual property and we expect our quarterly losses to continue through at least 2011 as we continue to expand the commercialization of our Sensei system and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities and the issuance of debt and the licensing of intellectual property.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan® catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx® catheter in September 2010. In July 2011, we received CE Mark for our Magellan Robotic System. We have not yet received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have increased our manufacturing capacity to enable production of commercial quantities of our Sensei system and our catheters.

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

Additionally, in December 2009, we entered into an extended joint development agreement with Philips for the development of our Vascular System. The agreement does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. We will pay Philips royalties based on the number of Magellan Robotic Systems and associated NorthStar Robotic Catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the agreement in the event of the other party’s uncured failure to perform a material obligation. Philips may also terminate the agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Vascular System and could potentially extend and increase certain royalty fees to be paid to Philips based on sales of the Vascular System subject to caps based on the amounts Philips contributes to the development of the system. Funding received from Philips under this agreement including $5.0 million received to date from the original agreement and $6.0 million associated with the amendment in February 2011 is recognized as a reduction to research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be September 2011.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended June 30, 2011 with the exception of the following.

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We are adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had we recognized revenue in the first six months of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the three and six months ended June 30, 2011 would have been $3,426,000 and $6,931,000, respectively.

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

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the second quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2011 even as we anticipate that there will be revenues from the sale of our Vascular System in the last six months of 2011. We do not anticipate that revenues in 2011 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2011 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2011 before reductions for the funding recognized under our extended joint development agreement with Philips to remain approximately consistent with 2010 levels (also before reductions for funding from Philips) due to the development of our Vascular System, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

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

Results of Operations

Comparison of the quarter ended June 30, 2011 to the quarter ended June 30, 2010

Revenues

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$4,027	$5,739	$(1,712)	(30)%
Service	1,293	1,211	82	7%

Total revenues	$5,320	$6,950	$(1,630)	(23)%

Revenues primarily related to the following:

	Three Months Ended June 30,
	2011	2010
United States Sensei system units	2	5
International Sensei system units	3	2

Total Sensei system units	5	7

Sensei system average selling price (in thousands)	$571	$674

Catheter units	682	555

Catheter average selling price (in thousands)	$1.6	$1.6

System units sold in the second quarter of 2011 benefited by the sale of one U.S. system which we would not have been able to recognize under the authoritative accounting guidance in effect prior to January 1, 2011. Our average selling prices of Sensei systems in the second quarter of 2011 as compared to 2010 were negatively impacted by sales to international distributers, which tend to generate lower average selling prices, in addition to greater discounting on system sales in 2011 as compared to 2010. This was partially offset by the benefit from the sale of our Sensei X model in 2011, which has a higher list price than our original Sensei model. Sales of catheters increased in the second quarter of 2011 as compared to 2010 due principally to our increased installed base. Service revenue increased in the second quarter of 2011 as compared to 2010 due primarily to our increased installed base. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the second quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new healthcare reform legislation that has impacted capital purchases by health care providers. As discussed in our risk factors, these conditions can cause potential customers to delay purchases and can lengthen sales cycles and these factors have contributed to the variability of our results. We expect revenue fluctuations to continue throughout 2011 even as we anticipate that there will be revenues from the sale of our Vascular System in the last six months of 2011.

Cost of Revenues

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$3,286	$3,733	$(447)	(12)%
Service	659	739	(80)	(11)%

Total cost of revenues	$3,945	$4,472	$(527)	(12)%
As a percentage of revenues	74.2%	64.3%

Cost of revenues for the second quarter of 2011 included stock-based compensation expense of $227,000 as compared to $156,000 in the second quarter of 2010. Cost of revenues as a percentage of revenues for the second quarter of 2011 were negatively impacted by the decreased level of sales. We expect that cost of revenues both as a percentage of revenues and on a dollar basis will continue to vary significantly through 2011 due, among other things, to fluctuations in shipments and revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$2,615	$6,073	$(3,458)	(57)%

The decrease in research and development expenses in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to an increase of $2.6 million in the recognition of funded development costs under the Philips agreement in the second quarter of 2011 as compared to the second quarter of 2010, a decrease of $0.8 million in outside services, materials, employee-related expenses and overhead expenses, exclusive of Philips reimbursements, and a decrease of $0.1 million in outside services provided by Luna. Total research and development expenses in the second quarter of both 2011 and 2010 included $0.4 million of stock-based compensation expense. We expect research and development expenses in 2011 before reductions for the funding recognized under our extended joint development agreement with Philips to remain approximately consistent with 2010 levels (also before reductions for funding from Philips) due to the development of our Vascular System, our on-going development activities for the electrophysiology market and exploring certain other potential future applications of our technology.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$7,151	$7,189	$(38)	(1)%

The decrease in selling, general and administrative expenses in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to decreases in employee-related expenses and professional service fees, substantially offset by increases in stock-based compensation expense, marketing expenses and supplies and overhead. Selling, general and administrative expenses in the second quarter of 2011 included $0.7 million of stock-based compensation expense compared to $0.5 million in the second quarter of 2010. We expect our selling, general and administrative expenses in 2011 to remain approximately consistent with 2010 levels as we continue our active management of general and administrative employee costs while we continue to maintain our sales and clinical support groups necessary for the continued commercialization of our electrophysiology products and the planned introduction of our Vascular System.

Interest Income

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$32	$100	$(68)	(68)%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna decreased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a lower average cash balance in 2011 as compared to 2010 and the payoff of the note receivable by Luna. We expect interest income for the remainder of 2011 to remain relatively consistent with 2010 levels.

Interest and Other Expense, net

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest and other expense, net	$(399)	$(231)	$(168)	73%

Interest and other expense, net increased in the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the loss on the settlement of the Luna receivable and an increase in unrealized losses on the valuation of the Luna Warrants, partially offset by decreases in realized and unrealized foreign exchange losses and a reduction in interest expense related to the decrease in the outstanding balance of our term equipment line. We expect interest expense to continue to decrease in 2011 over 2010 levels as we pay down the balance of our term equipment line.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Revenues

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$7,930	$7,352	$578	8%
Service	2,669	2,309	360	16%

Total revenues	$10,599	$9,661	$938	10%

Revenues primarily related to the following:

	Six Months Ended June 30,
	2011	2010
United States Sensei system units	5	5
International Sensei system units	5	3

Total Sensei system units	10	8

Sensei system average selling price (in thousands)	$545	$633

Catheter units	1,375	1,192

Catheter average selling price (in thousands)	$1.7	$1.6

System units sold in the first six months of 2011 benefited by the sale of two systems which we would not have been able to recognize under the authoritative accounting guidance in effect prior to January 1, 2011. Our average selling prices of Sensei systems in the first six months of 2011 as compared to 2010 were negatively impacted by sales to international distributers, which tend to generate lower average selling prices, in addition to greater discounting on system sales in 2011 as compared to 2010. This was partially offset by the benefit from the sale of our Sensei X model in 2011, which has a higher list price than our original Sensei model. Sales of catheters increased in the first six months of 2011 as compared to 2010 due principally to our increased installed base. Service revenue increased in the first six months of 2011 as compared to 2010 due primarily to our increased installed base.

Cost of Revenues

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$7,055	$6,588	$467	7%
Service	1,352	1,454	(102)	(7)%

Total cost of revenues	$8,407	$8,042	$365	5%
As a percentage of revenues	79.3%	83.2%

Cost of revenues for the first six months of 2011 included stock-based compensation expense of $0.6 million as compared to $0.3 million in the first six months of 2010. Cost of revenues as a percentage of revenues for the first six months of 2011 were positively impacted by the increased level of sales.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$6,800	$10,840	$(4,040)	(37)%

The decrease in research and development expenses in the first six months of 2011 compared to the first six months of 2010 was primarily due to an increase of $4.4 million in the recognition of funded development costs under the Philips agreement in the first six months of 2011 as compared to the first six months of 2010, partly offset by an increase of $0.3 million in outside services, materials and overhead expenses, exclusive of Philips reimbursements, related primarily to costs associated with the development of vascular applications of our technology, and an increase of $0.1 million in stock-based compensation expense due primarily to the increased issuance of restricted stock units in 2011 as compared to 2010. Total research and development expenses in the first six months of 2011 included $1.0 million of stock-based compensation expense compared to $0.9 million in the first six months of 2010.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$15,195	$14,920	$275	2%

The increase in selling, general and administrative expenses in the first six months of 2011 compared to the first six months of 2010 was primarily due to an increase of $0.9 million in stock-based compensation expense, due primarily to the increased issuance of restricted stock units in 2011 as compared to 2010, partially offset by a decrease of $0.6 million in professional service fees, and various employee-related expenses. Selling, general and administrative expenses in the first six months of 2011 included $2.0 million of stock-based compensation expense compared to $1.1 million in the first six months of 2010.

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

Secured Promissory Note

Luna issued us a secured promissory note in the principal amount of $5,000,000, with principal and interest payments to be made in 16 equal quarterly installments commencing April 2010. The outstanding principal amount under the note accrues interest at 8.5 percent per annum, payable quarterly in arrears. Luna may prepay, in whole or in part, the outstanding amount of the note without premium or penalty. Additionally, in connection with a Development and Supply Agreement between the parties, certain amounts billed for work performed by Luna in excess of quarterly limits are to be settled through a corresponding reduction in the principal of the $5,000,000 note. Through June 30, 2011, the principal of the note had been reduced by approximately $358,000 in accordance with the Development and Supply Agreement. In May 2011, we reached an agreement with Luna whereby Luna would pay off the remaining balance of the note at a discount. We recorded a loss of $190,000 in the second quarter of 2011 in conjunction with this transaction.

Gain on Sale of Intellectual Property

	Six Months Ended June 30,		Change
(Dollars in thousands)	2011	2010	$	%
Gain on sale of intellectual property	$23,000	$—	$23,000	N/A

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or “FOSSL”, technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In connection with the licensing of the technology, we received an upfront nonrefundable payment of $23.0 million which was recognized immediately in operating income. We will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Interest Income

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$124	$228	$(104)	(46)%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna decreased in the first six months of 2011 compared to the first six months of 2010 primarily due to the lower cash balances and the payoff of the note receivable by Luna.

Interest and Other Expense, net

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest and other expense, net	$(402)	$(851)	$449	(53)%

Interest and other expense, net decreased in the first six months of 2011 as compared to the first six months of 2010 primarily due to a decrease in unrealized losses on the valuation of the Luna Warrants, decreases in realized and unrealized foreign exchange losses and a reduction in interest expense related to the decrease in the outstanding balance of our term equipment line, partially offset by the loss on the settlement of the Luna note receivable.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of June 30, 2011 we had an accumulated deficit of $255.2 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments, the sale of our products, partnering and, in the first quarter of 2011, through the sale of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of June 30, 2011, we had drawn down approximately $12.5 million against the equipment line under this agreement of which $4.5 million was outstanding at June 30, 2011, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

As of June 30, 2011, we were in compliance with all financial covenants.

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

Cash flow activity for the six months ended June 30, 2011 and 2010 is summarized as follows:

	Six months ended June 30,
	2011	2010
Cash used in operating activities	$(15,588)	$(14,688)
Cash provided by investing activities	3,444	14,140
Cash provided by (used in) financing activities	(1,622)	28,233

Net increase (decrease) in cash and cash equivalents	$(13,766)	$27,685

Net Cash Used in Operating Activities

Net cash used in operating activities in the first six months of 2011 and 2010 primarily reflects the net income (loss) for those periods, exclusive of the gain on sale of intellectual property in 2011 and non-cash items such as the gain on settlement of litigation in 2010, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first six months of 2011 was positively impacted by increases in accrued liabilities balances due to funding received from Philips but not yet recognized and decreases in deferred cost of sales and was negatively impacted by decreases in accounts payable, deferred revenue and accounts receivable balances. Net cash used in operating activities for the first six months of 2010 was positively impacted by the net effect of increased deferred revenue, deferred cost of goods sold and prepaid and other current assets balances, due primarily to increases in deferred revenue and the associated costs of those revenues, and was also positively impacted by decreased accounts receivable balances and increased accounts payable balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first six months of 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by the investment of certain of the proceeds from the Philips agreements. Net cash provided by investing activities for the first six months of 2010 primarily relates to the proceeds from and purchases of investments as we managed our investment portfolio to provide interest income and liquidity.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the first six months of 2011 primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities for the first six months of 2010 primarily related to cash received from our equity offering in April 2010 in addition to cash received from our employee stock purchase plan and the exercise of stock options, partially offset by repayments on our long-term debt.

Future Capital Requirements

We recognized our first revenues in 2007 and have not achieved sustained profitability nor generated net income for any year and do not expect to do so this year. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2011, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of June 30, 2011 will be sufficient to meet our anticipated cash requirements through at least the next twelve months. This belief is based on amounts estimated to be received through the sale of our products and services, the receipt of anticipated funding amounts from Philips under the extended joint development agreement, interest income earned on our investments and our ability to effectively manage costs across our business to preserve cash flow. However, at any time we may decide to raise additional funding by selling equity or debt securities, entering into collaborative, licensing or other arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are significantly less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2011:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$7,081	$944	$4,079	$2,058
Debt, including interest	5,389	1,898	3,491	—

Total	$12,470	$2,842	$7,570	$2,058

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have a joint development agreement with Philips which provides for the payment of royalties to Philips based on sales of the Vascular System subject to caps based on the amounts Philips contributes to the development. As of June 30, 2011, Philips had contributed a total of $11.0 million to us under the extended joint development agreement, including $6.0 million provided pursuant to our February 2011 agreements.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2011, the fair value of our cash, cash equivalents and short-term investments was approximately $37.2 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the six months ended June 30, 2011, sales denominated in foreign currencies were approximately 18% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $187,000 in revenues for the first six months of 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2011, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers (the “Individual Defendants”), as well as our former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. Defendants filed their demurrer to the complaint on April 18, 2011. The hearing on the demurrer is set for August 12, 2011.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed his opening brief in the appeal on April 6, 2011. Briefing on the appeal is now complete but a hearing date has not been set.

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

On May 11, 2010, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We have cooperated with the Securities and Exchange Commission on its investigation. Following discussions with the staff of the SEC, we have made an offer to settle the SEC’s investigation of the Company. Under the proposed settlement, we would, without admitting or denying liability, consent to the entry of an administrative order that directs us to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records and internal control provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. The proposed settlement would not impose a monetary penalty or fine on us, and we would not be subject to an injunction. The proposed settlement is contingent on the review and approval by the Commissioners of the SEC. No assurances can be given as to when the SEC Commissioners will consider the proposed settlement, nor whether the Commissioners will approve of the proposed settlement. Thus, whether a negotiated resolution of this matter can be reached, the final terms of the resolution and the potential impact of any resolution are all uncertain.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and determined that our internal control was effective as of that date. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price.

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

We are under investigation by the Securities and Exchange Commission and whether a negotiated resolution of this matter can be reached, the final terms of any such resolution and the potential impact of any resolution are all uncertain and may have a material adverse effect on our business.

The Securities and Exchange Commission has issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We have cooperated with the Securities and Exchange Commission on its investigation. Following discussions with the staff of the SEC, we have made an offer to settle the SEC’s investigation of the Company. The proposed settlement is contingent on the review and approval by the Commissioners of the SEC. No assurances can be given as to when the SEC Commissioners will consider the proposed settlement, nor whether the Commissioners will approve of the proposed settlement. Thus, whether a negotiated resolution of this matter can be reached, the final terms of any such resolution and the potential impact of any resolution are all uncertain and may have a material adverse effect on our business.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010 and for our Magellan Robotic System in July 2011. As of June 30, 2011, we have also received regulatory approvals related to our Sensei system in Russia, Thailand, Taiwan, Australia and India. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We may not be able to develop and commercialize our Vascular System as planned.

We intend to develop and commercialize our Vascular System, consisting of a novel robotic platform and suite of catheters for vascular procedures. We received the CE Mark in Europe for our Magellan Robotic System in July 2011, but have not received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system. Until catheters and related accessories are approved for use with the Magellan Robotic System, the system cannot be used and therefore sales of the Magellan system, while permitted in the European Union, will be subject to significant sales challenges until such related approvals are obtained. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing, engineering and manufacturing the platform to function as intended, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve regulatory approval for the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage. We will not be able to sell our Vascular System for clinical use until we receive regulatory approval to do so and such approval may not be obtained on a timely basis, or at all, or on terms that are necessary for a successful product introduction. Furthermore, we have not previously manufactured the robotic platform for vascular intervention and we may encounter unexpected manufacturing problems when scaling up the production of the new platform. Any of these issues could negatively impact our financial condition and results of operations.

If we fail to obtain the necessary FDA clearance and CE Mark approval for our Vascular System and related catheters we will be unable to commercially distribute and market the system as planned.

We submitted a 510(k) pre-market notification application with the FDA on April 11, 2011 for our Vascular System. We received the CE Mark in Europe for our Magellan Robotic System in July 2011, but have not received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system. The FDA or other regulatory authorities could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act with regard to our initial applications with respect to the Vascular System, future applications with respect to the system or applications for other products. If we are unable to obtain clearances for our proposed Vascular System on a timely basis, or at all, or on terms that are necessary for a successful product introduction, our financial condition and cash flow may be adversely affected, and our ability to grow may be limited.

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

If we obtain regulatory approval to market our Sensei system for uses other than mapping electrophysiology procedures, such as for the treatment of atrial fibrillation, or our Vascular System for the treatment of vascular disease, our ability to generate revenue will depend upon the successful commercialization of our Sensei system and our Vascular System for such indications. Our efforts to commercialize our Sensei system or our Vascular System may not succeed for a number of reasons, including:

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

In August 2008, we entered into a $25.0 million loan and security agreement with Silicon Valley Bank, consisting of a $15.0 million term equipment loan and a one-year $10.0 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of June 30, 2011, we were in compliance with all financial covenants that had been determined at that date. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark to market, sell and distribute our Magellan Robotic System in Europe in July 2011. In the United States, we market our Sensei system and Artisan catheter through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

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

Outside the United States, primarily in the European Union, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select and maintain appropriate distributors, appropriately disengage from unsuccessful distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our systems and catheters in the European Union or if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable on a sustained basis.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our new manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system or Artisan catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system requires the use of disposable Artisan catheters, our failure to meet demand for Artisan catheters from hospitals that have purchased our Sensei system could adversely affect the market acceptance of our products and damage our commercial reputation.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010 and for our Magellan Robotic System in July 2011, but we are still seeking clearances from the European Union for our NorthStar Robotic Catheter and related accessories designed for use with the Magellan System and may be required to seek separate clearances from the European Union in order to market our products for any additional uses. Such approval may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and catheters are a safe and effective alternative to existing technologies used in atrial fibrillation and other cardiac ablation procedures, they may choose not to use our Sensei system.

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have validated our assessment of the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing early clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enable by the Sensei system would harm sales. Furthermore, we are developing a robotic system for the treatment of vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable on a sustained basis and our business will be harmed.

In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei system and, as a result, our business and results of operations, could be harmed.

Until other products are developed and receive regulatory approval and clinical acceptance, we expect to derive substantially all of our revenues from sales of our Sensei system and our catheters. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. Our Sensei system is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our Sensei system is an expensive capital equipment purchase, representing a significant portion of an electrophysiology laboratory’s annual budget. In addition, because it has only recently been commercially introduced, our Sensei system has limited product and brand recognition. While we received CE Mark for our Magellan Robotic System in July 2011, the catheters and related accessories are awaiting regulatory approval in the European Union which will impact our commercialization of Magellan in Europe. Our Vascular System is also a novel device and represents a significant capital equipment purchase for our potential customers. Furthermore, particularly in this period of economic volatility and uncertainty, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system, or if they decide that it is too expensive, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system would have a materially detrimental impact on our business, results of operations and financial condition.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of June 30, 2011, we had an accumulated deficit of $255.2 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity; however, we may at any time sell additional securities resulting in further dilution to existing stockholders and we may at any time incur additional indebtedness. The recent turmoil in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development and commercialization efforts on our Vascular System, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses, exclusive of reimbursements from Philips, and selling, general and administrative expenses to remain essentially consistent in 2011 as compared to 2010 levels as we continue our product engineering efforts related to our vascular platform, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have commenced a clinical trial for the use of our Artisan catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Thus, efforts are underway to eventually seek regulatory clearance for the use of our Sensei system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters. Our electrophysiology business and its future growth will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through the second quarter of 2011, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Vascular System could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun commercialization in Europe of a new robotic system to be used in endovascular applications, are seeking U.S. regulatory approvals for the system and are continuing development of a next generation version of the system. We expect to spend considerable amounts in the development and commercialization of this device and in obtaining regulatory approval. In the six months ended June 30, 2011, net cash used in operating activities was $15.6 million, which included $6.0 million received from Philips associated with the amendment of the joint development agreement. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development and commercialization of our Vascular System.

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Furthermore, even if financing becomes available, the cost to us may be significantly higher than in the past. Any additional financing may be dilutive to stockholders or may require us to grant a lender a security interest in our intellectual property assets. The amount of funding we will need will depend on many factors, including:

•	the success of our research and product development efforts;

•	the expenses we incur in selling and marketing our products;

•	the costs and timing of future regulatory clearances;

•	the revenue generated by sales of our current and future products;

•	the gross margins generated by our revenues and cost of sales;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the emergence of competing or complementary technological developments;

•	the cost of legal fees relating to shareholder lawsuits and government investigations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, or participating in litigation-related activities;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies.

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

The technology underlying our Sensei system is designed to have the potential for applications beyond electrophysiology, including in a variety of endovascular procedures which require a control catheter to approach diseased tissue. We further believe that the technology underlying our Sensei system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our technology. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our electrophysiology applications as well as the development of non-electrophysiology applications.

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

Our systems incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software and other defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system or Magellan Robotic System. Additionally, in the event that a physician uses our Sensei system for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, under recent regulatory changes to the methodology for calculating payments for current inpatient procedures in certain hospitals, Medicare payment rates for surgical and cardiac procedures have been decreased, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system. We believe that the majority of procedures performed using our technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services update the MSDRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, we cannot predict the full impact any rate reductions will have on our future revenues or business.

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

In May 2011, our Senior Vice President of Regulatory and Chief Technology Officer resigned, in January 2011, our Vice President of U.S. Commercial Operations resigned and in October 2010 our Senior Vice President of Operations resigned. Additionally, our former Vice President of Engineering and former Chief Technology Officer ended their post-employment consulting services with us in September 2010. We hired a new Chief Financial Officer in June 2011. If we are unable to recruit qualified individuals in a timely manner, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

We sell our Sensei system internationally and plan to sell our Magellan Robotic System internationally and are subject to various risks relating to such international activities which could adversely affect our international sales and operating performance.

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

Successfully commercializing our Sensei system, our Vascular System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere or the sale of our Magellan system in Europe. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Vascular System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our Sensei system or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

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

If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our system unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our products to avoid infringement. A license may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer. In addition, our patents may be subject to various invalidity attacks, such as those based upon earlier filed patent applications, patents, publications, products or processes, which might invalidate or limit the scope of the protection that our patents afford.

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

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007, our Lynx catheters in September 2010 and our Magellan Robotic System in July 2011. However, we have not received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system and future regulatory approvals may also be needed. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 29, 2011, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

•

the announcement of our operating results, including the number of systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 24.4 percent of the outstanding shares of our common stock as of July 29, 2011. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

Not applicable

(b) Uses of Proceeds from Sale of Registered Securities

Not applicable

(c) Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.77**	Amendment No. 3 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.78	Amendment to Secured Promissory Note and Payoff Letter by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.79	Termination of Security Interest in Trademarks and Patents, dated as of May 18, 2011, terminating the Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.80+	Offer Letter by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

10.81+	Non-Plan Option Agreement by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2011	By:	/S/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2011	By:	/S/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)