Form 10-Q/A
period 2011-06-30
HANSEN MEDICAL INC
filed 2011-10-05
CIK 1276591

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

EXPLANATORY NOTE

Hansen Medical, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”). This Form 10-Q/A Amendment No. 1 (“Amendment No. 1”) is being filed to amend the aforementioned Quarterly Report on Form 10-Q as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.77 originally filed with the Form 10-Q. This Amendment No. 1 amends and restates the exhibit index included in Part II, Item 6 of the Form 10-Q.

The Form 10-Q has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.77** ++	Amendment No. 3 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.78	Amendment to Secured Promissory Note and Payoff Letter by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.79	Termination of Security Interest in Trademarks and Patents, dated as of May 18, 2011, terminating the Security Agreement by and between the Registrant and Luna Innovations
Incorporated, dated as of January 12, 2010.

10.80+	Offer Letter by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

10.81+	Non-Plan Option Agreement by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

31.1 ++	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
++	Filed herewith.
*	The certifications in Exhibits 32.1 and 32.2 that accompanied the prior filing of this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be

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

Dated: October 5, 2011	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: October 5, 2011	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

5