Form 10-Q/A
period 2011-03-31
HANSEN MEDICAL INC
filed 2011-11-07
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

Hansen Medical, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission on May 10, 2011 (the “Form 10-Q”), as amended by Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on June 1, 2011 (“Amendment No. 1”) and further amended by Amendment No. 2 to its Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 8, 2011 (“Amendment No. 2”). This Form 10-Q/A Amendment No. 3 (“Amendment No. 3”) is being filed to amend the aforementioned Quarterly Report on Form 10-Q as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.68, 10.69, 10.72 and 10.74 originally filed with the Form 10-Q. This Amendment No. 3 amends and restates the exhibit index included in Part II, Item 6 of the Form 10-Q.

The Form 10-Q, as amended by Amendments No. 1 and No. 2, has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the Form 10-Q, as amended by Amendments No. 1 and No. 2, have been amended, and such items remain in effect as of the respective filing dates of the Form 10-Q and Amendments No. 1 and No. 2. This Amendment No. 3 does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 3.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.68** ++	Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.69** ++	Sublicense Agreement Between SPE and Philips by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.70**	Assignment And License Agreement Between Hansen and SPE by and between the Registrant and ECL7, LLC, dated February 3, 2011.

10.71**	Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.72** ++	Amendment No. 1 to Extended Joint Development Agreement by and between the Registrant and Philips Medical Systems Nederland B.V. dated as of February 3, 2011.

10.73	Patent License Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.74** ++	Amendment No. 1 to Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.75+	Amendment to the Offer Letter by and between the Registrant and Michael MacKinnon, dated as of April 22, 2011.

10.76+	Amendment to the Offer Letter by and between the Registrant and Dr. Roland A. Peplinksi, dated as of April 12, 2011.

31.1++	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
++	Filed herewith.
*	The certifications in Exhibits 32.1 and 32.2 that accompanied prior filings of this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q/A), irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7 , 2011	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2011	By:	/s/ PETER MARIANI
Peter Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)

5