Form 10-Q
period 2011-09-30
HANSEN MEDICAL INC
filed 2011-11-07
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File Number: 001-33151

HANSEN MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1850535
(State of Incorporation)	(I.R.S. Employer Identification No.)

800 East Middlefield Road, Mountain View, CA 94043

(Address of Principal Executive Offices)                       (Zip Code)

(650) 404-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2011 was 55,151,990.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,833	$25,769
Short-term investments	23,189	2,264
Accounts receivable, net	3,953	4,207
Inventories	6,466	6,232
Deferred cost of revenues	1,577	3,277
Current portion of note receivable	—	1,201
Prepaids and other current assets	1,310	1,796

Total current assets	39,328	44,746

Property and equipment, net	8,608	10,145
Note receivable, net of current portion	—	2,617
Restricted cash	65	65
Other assets	497	371

Total assets	$48,498	$57,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,620	$3,157
Accrued liabilities	4,851	4,852
Current portion of deferred revenue	7,236	11,637
Current portion of long-term debt	3,565	3,565

Total current liabilities	18,272	23,211

Deferred revenue, net of current portion	24	—
Long-term debt, net of current portion	—	2,673
Other long-term liabilities	602	1,288

Total liabilities	18,898	27,172

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000,000 shares Issued and outstanding: 55,163 and 53,901 shares at September 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	295,848	289,219
Accumulated other comprehensive loss	(942)	(367)
Accumulated deficit	(265,311)	(258,085)

Total stockholders’ equity	29,600	30,772

Total liabilities and stockholders’ equity	$48,498	$57,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$3,901	$2,101	$11,831	$9,453
Service	1,459	1,398	4,128	3,707

Total revenues	5,360	3,499	15,959	13,160
Cost of revenues:
Product	3,632	2,449	10,687	9,037
Service	646	712	1,998	2,166

Total cost of revenues	4,278	3,161	12,685	11,203

Gross profit	1,082	338	3,274	1,957

Operating expenses:
Research and development	3,458	4,176	10,258	15,016
Selling, general and administrative	7,621	6,231	22,816	21,151
Gain on settlement of litigation (Note 6)	—	—	—	(10,003)

Total operating expenses	11,079	10,407	33,074	26,164
Gain on sale of intellectual property (Note 5)	—	—	23,000	—

Loss from operations	(9,997)	(10,069)	(6,800)	(24,207)
Interest income	14	106	138	334
Interest and other expense, net	(162)	(2,179)	(564)	(3,030)

Net loss	$(10,145)	$(12,142)	$(7,226)	$(26,903)

Basic and diluted net loss per share	$(0.18)	$(0.23)	$(0.13)	$(0.57)

Shares used to compute basic and diluted net loss per share	55,094	53,784	54,626	47,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,226)	$(26,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intellectual property	(23,000)	—
Gain on settlement of litigation	—	(10,003)
Depreciation and amortization	2,566	2,961
Stock-based compensation	5,525	3,594
Issuance of common stock for technology acquired	367	—
Loss (gain) on disposal of fixed assets	9	(5)
Unrealized losses on investments	43	2,290
Provision for doubtful accounts	(3)	(34)
Loss on settlement of note receivable	190	—
Changes in operating assets and liabilities:
Accounts receivable	257	2,493
Inventories	(981)	1,133
Deferred cost of revenues	1,700	(268)
Prepaids and other current assets	594	344
Other long-term assets	(162)	12
Accounts payable	(537)	(221)
Accrued liabilities	(1)	801
Deferred revenue	(4,377)	951
Deferred rent	(25)	(49)
Other long-term liabilities	(621)	—

Net cash used in operating activities	(25,682)	(22,904)

Cash flows from investing activities:
Purchase of property and equipment	(331)	(554)
Proceeds from sales and maturities of short-term investments	3,800	23,616
Purchase of investments	(25,415)	(11,034)
Proceeds from sale of intellectual property	23,000	—
Collection of note receivable	3,628	540

Net cash provided by investing activities	4,682	12,568

Cash flows from financing activities:
Repayments of loans payable	(2,673)	(2,673)
Proceeds from issuance of common stock, net of issuance costs	—	29,846
Proceeds from exercise of common stock options	823	125
Proceeds from employee stock purchase plan	217	135
Withholding taxes paid on vested restricted stock units	(303)	—

Net cash provided by (used in) financing activities	(1,936)	27,433

Net increase (decrease) in cash and cash equivalents	(22,936)	17,097
Cash and cash equivalents at beginning of period	25,769	9,553

Cash and cash equivalents at end of period	$2,833	$26,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware on September 23, 2002. The Company is headquartered in Mountain View, California. In March 2007, the Company established Hansen Medical UK Ltd., a wholly-owned subsidiary located in the United Kingdom and, in May 2007, the Company established Hansen Medical, GmbH, a wholly-owned subsidiary located in Germany. Both subsidiaries are engaged in marketing the Company’s products in Europe. The Company’s products include the Sensei® Robotic Catheter System (“the Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed robotic platform for use in the vasculature (the “Vascular System”) which consists of the Magellan™ Robotic System and the NorthStar™ Robotic Catheter.

Prior to the second quarter of 2007, the Company was a development stage company that devoted substantially all of its resources to recruiting personnel, developing its product technology, obtaining patents to protect its intellectual property and raising capital. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations and exiting the development stage. The Company received CE Mark approval for the Lynx catheter in September 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in September 2011.

The Company completed its initial public offering of stock (the “IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On August 25, 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. The revolving credit line expired in August 2009. As of September 30, 2011, the Company had drawn down approximately $12.5 million against the term equipment line under this agreement, of which $3.6 million was outstanding at September 30, 2011. See Note 8.

From inception to September 30, 2011, the Company has incurred losses totaling approximately $265.3 million and has not generated positive cash flows from operations for any year. The Company expects such losses to continue through at least the next 12 months as it continues to commercialize its technologies and develop new applications and technologies. Additionally, the Company faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development and commercialization of its new Vascular System. The Company anticipates that its existing cash, cash equivalents and short-term investment balances and the interest earned on those balances, in addition to amounts received through the sale of the Company’s products and services and the receipt of anticipated funding amounts under the Company’s extended joint development agreement with Philips Medical Systems Nederland B.V., a Philips Healthcare company (“Philips”) will not be sufficient to meet its anticipated cash requirements through the next 12 months. In order to meet its anticipated cash requirements, the Company may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to the Company, if at all. This could leave the Company without adequate financial resources to fund its operations as presently conducted or as it plans to conduct them in the future. If adequate funds are not available, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At September 30, 2011, the Company has an accumulated deficit of $265.3 million and currently does not have financing sufficient for continued operations through the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue its operations, the Company must obtain sufficient additional financing and/or achieve profitable operations. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company or that the Company can achieve profitability. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flow Presentation for the nine months ended September 30, 2010

Subsequent to the issuance of the September 30, 2010 condensed consolidated financial statements, the Company identified certain classification errors between proceeds from sales and maturities of short-term investments and purchases of investments within the condensed consolidated statement of cash flows for the nine months ended September 30, 2010. The Company has corrected the previously presented classification errors as reflected in the following table (in thousands). The correction had no effect on the previously presented net cash provided by investing activities.

	As Previously Reported	As Corrected
Cash Flows From Investing Activities
Purchase of property and equipment	$(554)	$(554)
Proceeds from sales and maturities of short-term investments	79,378	23,616
Purchase of investments	(66,796)	(11,034)
Collection of note receivable	540	540

Net cash provided by investing activities	$12,568	$12,568

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, the Company’s revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for the Company beginning January 1, 2011 and changes the way that the Company accounts for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. The Company is adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had the Company recognized revenue in the first nine months of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the three and nine months ended September 30, 2011 would have been $2,809,000 and $9,740,000, respectively.

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

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
September 30, 2011:
Money market funds	$328	$—	$—	$328	$328	$—
U.S. government agency securities	16,989	6	—	16,995	—	16,995
Corporate debt securities	4,505	—	—	4,505	—	4,505
Corporate equity securities	2,495	114	(985)	1,624	—	1,624

	$24,317	$120	$(985)	$23,452	$328	$23,124

December 31, 2010:
Money market funds	$872	$—	$—	$872	$872	$—
U.S. government agency securities	5,006	—	—	5,006	5,006	—
Corporate debt securities	16,053	—	(1)	16,052	16,052	—
Corporate equity securities	2,495	108	(412)	2,191	—	2,191

	$24,426	$108	$(413)	$24,121	$21,930	$2,191

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. As of September 30, 2011, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate equity securities	$1,509	$(985)
Warrants to purchase corporate equity securities	121	(462)

	$1,630	$(1,447)

None of the above fixed income securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

The gross unrealized losses on corporate equity securities are related to further declines in the value of the shares of common stock acquired as a part of the Luna litigation settlement. Decreases in stock prices reflect investor estimates of the value of the underlying company as well as general market conditions. Luna’s stock price has been quite volatile both prior to and subsequent to the write-down recorded in the third quarter of 2010 and the Company is not aware of any facts which would indicate that this further reduction in stock price is permanent. As such, these shares are not considered other-than-temporarily impaired. However, if the Company determines in the future that this further decline in value is other than temporary, there could be an additional material expense recorded at such time. The warrants to purchase corporate equity securities are derivatives and, therefore, unrealized gains and losses are recorded in earnings, regardless of whether any impairment is other than temporary.

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

The warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and certain of the corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the life of the warrant. The estimated shares were valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability during the period in which they are unregistered. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies.

The fair value hierarchy of the Company’s cash equivalents and short-term investments at September 30, 2011 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$328	$—	$—	$328
U.S. government agency securities	16,995	—	—	16,995
Corporate debt securities	—	4,505	—	4,505
Corporate equity securities	1,613	—	11	1,624
Warrants to purchase corporate equity securities	—	—	121	121

	$18,396	$4,505	$132	$23,573

4.	Inventories (in thousands)

	September 30, 2011	December 31, 2010
Raw materials	$2,297	$2,669
Work in process	2,786	2,311
Finished goods	1,383	1,252

Inventories	$6,466	$6,232

5.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. In connection with the agreements, the Company received upfront payments of $23.0 million with respect to the FOSSL technology and $6.0 million with respect to the amendment of the joint development agreement and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net income. The $6.0 million associated with the amendment of the extended joint development agreement will be recognized as a reduction of research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be October 2011, consistent with how it has been accounting for existing funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,078,000 and $1,031,000 for the three months ended September 30, 2011 and 2010, respectively and $6,870,000 and $1,406,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company’s accrued liabilities included $693,000 related to funding received from Philips but not yet recognized as reductions to research and development costs.

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

•

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission. As of September 30, 2011, the Company had exercised warrants to purchase approximately 95,000 shares of Luna common stock.

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

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit were settled by a corresponding reduction of the principal of the $5 million note. The principal of the note has been reduced by approximately $358,000 in accordance with these terms. In May 2011, Hansen and Luna signed a revised agreement extending the length and scope of the Development and Supply Agreement and under which Luna paid off the remaining balance of the note at a discount. The Company recorded a loss of $190,000 to interest expense in the second quarter of 2011 in conjunction with the payoff of the note.

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at September 30, 2011 no longer includes this 20% discount as the original six-month restriction period has ended.

The Company recorded the shares as a short-term available-for-sale security which is marked to market each reporting period with temporary unrealized gains and losses recorded in accumulated other comprehensive income/loss in the equity section of the balance sheet. In the third quarter of 2010, the recorded value of these shares was reduced by $1.9 million as the impairment of the market value of Luna stock was determined to be other than temporary. If a further reduction in the value of the shares occurs and is considered other than temporary, any such impairment will be recorded as a non-operating expense.

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

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of September 30, 2011, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2011 (remainder of year)	$474
2012	1,984
2013	2,087
2014	1,976
2015	74

Total	$6,595

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$14	$23	$15	$134
Accruals for warranties issued during the period	30	28	119	162
Warranty costs incurred during the period	(29)	(37)	(119)	(282)

Balance at end of period	$15	$14	$15	$14

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants’ deadline for responding to the third amended complaint is January 9, 2012. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as named plaintiff and subsequently sent a shareholder demand letter to the Company. The action continued with Daneshmand as the sole named plaintiff. Defendants filed their demurrer to the complaint on April 18, 2011. Briefing on the demurrer is complete.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of the complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Plaintiff filed his opening brief in the appeal on April 6, 2011. Briefing on the appeal is now complete but a hearing date has not been set.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, the Company received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that the Company investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company. The Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski, and Fox in their letters. The Board has notified Baladi, Rogowski and Fox’s respective counsel that it has determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company. On January 11, 2011, the Company received a letter from counsel for purported Hansen stockholder Dawn Cates demanding the Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company, and PwC. On January 18, 2011 the Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company.”

The Company has reached a tentative settlement of the Cates and Daneshmand Actions and the Brown Action, as well as the Cates shareholder demand. The hearing on the demurrer in the Cates and Daneshmand Actions was taken off calendar while the parties finalize the settlement. Under the parties’ tentative agreement, in return for dismissal of the Cates and Daneshmand Actions and the Brown Action and withdrawal of the Cates shareholder demand, the Company would agree to certain corporate governance changes and would agree to the payment of plaintiffs’ attorneys’ fees, in a set amount, which the Company’s insurer has tentatively agreed to pay. The tentative settlement is subject to final negotiation and approval of all the parties, as well as court approval. Therefore, whether there will be a final negotiated settlement among the parties, the final terms of a negotiated settlement, and whether the court will approve such negotiated settlement are uncertain.

The Individual Defendants deny the allegations made in the Cates and Daneshmand Actions and the Brown Action and, if the tentative settlement set forth above is not finalized and approved, intend to defend themselves vigorously against those claims.

On May 11, 2010, the U.S. Securities and Exchange Commission (the “SEC”) issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether the Company or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. The Company has cooperated with the SEC in its investigation. On October 6, 2011, the Commission accepted the Company’s Offer of Settlement to resolve the investigation. Pursuant to the settlement, the Company consented to the entry of an administrative order (“Order”) directing the Company to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records, and internal controls provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and under Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The Company consented to the entry of the Order without admitting or denying the factual findings or legal conclusions contained in the Order. The Commission did not charge any of the Company’s directors or current officers or employees with any violations, and did not seek any penalty or other monetary relief against the Company. The entry of the Order fully resolves the Commission investigation of the Company relating to the issues surrounding the restatement.

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

In August 2008, the Company entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line due in installments from April 2009 through September 2012 bearing annual interest equal to the U.S. Treasury note yield to maturity plus 3.5%, and a one-year $10 million revolving credit line, which is no longer available. The interest rate on borrowings under the equipment line becomes fixed for each borrowing at the time of the draw-down. The equipment line is repaid through monthly principal and interest payments in addition to an interest-only payment made at the time of the last payment. The Company’s ability to draw down on the term equipment line ended on March 31, 2009. The interest rate on borrowings under the one-year revolving credit line adjusts with the bank’s Prime Rate. The loans are collateralized by substantially all of the Company’s assets, excluding intellectual property, and are subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required liquidity, achieving the specified EBITDA amounts, the non-occurrence of a material adverse change (defined as a material impairment in the perfection or priority of the bank’s lien in the collateral or in the value of the collateral, a material adverse change in the business, operations or conditions (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations) and fulfilling certain reporting requirements. The liquidity covenants require the Company to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. The Company and Silicon Valley Bank have yet to determine the quarterly EBITDA amounts. As of September 30, 2011, the Company was in compliance with all specified financial covenants. The Company has drawn down approximately $12.5 million against the term equipment line at an interest rate of 6.12% and, per the original agreement terms, the remainder of this line is no longer available.

Future annual payments due on the amounts outstanding as of September 30, 2011 calculated according to the existing debt repayment schedule are as follows (in thousands):

2011 (remainder of year)	$942
2012	3,491

4,433
Less: Amount representing interest	(868)

Current portion of long-term debt	$3,565

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$169	$201	$767	$524
Research and development	274	388	1,304	1,256
Selling, general and administrative	1,387	679	3,454	1,814

Total	$1,830	$1,268	$5,525	$3,594

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

Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected volatility	60%	60%	60%-61%	60%
Risk-free interest rate	1.5%	1.4%-1.8%	1.5%-2.3%	1.4%-2.5%
Expected term (in years)	4.50	4.25	4.50	4.25-4.50
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected volatility	N/A	57%-62%	66%	57%-74%
Risk-free interest rate	N/A	0.2%-1.8%	1.3%	0.2%-3.3%
Contractual term (in years)	N/A	0.25-6.50	3.00	0.25-7.00
Expected dividend rate	N/A	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected volatility	99%	63%	74%-99%	61%-67%
Risk-free interest rate	0.1%	0.2%	0.1%-0.2%	0.2%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2011	7,179	$5.65
Options granted	994	$2.89
Options exercised	(349)	$2.36
Options cancelled	(853)	$7.83

Balance, September 30, 2011	6,971	$5.16	4.96	$6,009

Options vested at September 30, 2011	3,077	$8.41	4.22	$1,798

As of September 30, 2011, total unamortized stock-based compensation related to unvested stock options was $3,669,000, with a weighted-average recognition period of 2.72 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2011	1,035	$1.59
Awarded	1,718	$2.20
Vested	(662)	$1.73
Cancelled	(518)	$1.77

Balance, September 30, 2011	1,573	$2.15

As of September 30, 2011, 685,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

10.	Income Taxes

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

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(10,145)	$(12,142)	$(7,226)	$(26,903)

Weighted-average common shares used to compute basic and diluted net loss per share	55,094	53,784	54,626	47,213

Basic and diluted net income loss per share	$(0.18)	$(0.23)	$(0.13)	$(0.57)

The following table sets forth potential shares of common stock as of the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	September 30,
	2011	2010
Stock options outstanding	6,971	6,876
Unvested restricted stock units	1,573	306
Proceeds from employee stock purchase plan	97	162

12.	Comprehensive Loss

Total comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(10,145)	$(12,142)	$(7,226)	$(26,903)
Other comprehensive income:
Change in unrealized gain (loss) on investments	(613)	2,005	(562)	83
Foreign currency translation adjustment	(39)	23	(13)	(7)

Comprehensive loss	$(10,797)	$(10,114)	$(7,801)	$(26,827)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. We believe our Sensei system and its corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally. Additionally, we have developed a new robotic platform for use in the vasculature, or the Vascular System, which consists of the Magellan™ Robotic System and the NorthStar™ Robotic Catheter.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of September 30, 2011, we had an accumulated deficit of $265.3 million. Although we had net income in the first quarter of 2011, this was due to the one-time sale of intellectual property and we expect our quarterly losses to continue through at least 2011 as we continue to expand the commercialization of our Sensei system and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

In July 2011, we received CE Mark for our Magellan Robotic System and received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011.

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

In November 2009, we entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products that we hope will simplify complex cardiac procedures to diagnose and treat arrhythmias. The agreements are intended to lead to the creation of integrated product solutions by combining Philips’ Allura Xper X-Ray system with our Sensei system. The resulting innovations will seek to enable electrophysiologists to perform complex procedures with greater confidence and improved efficiency. We believe that closer integration between robotics and imaging systems will afford greater clinical capability in endovascular procedures.

Additionally, in December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we will, with support and collaboration from Philips, develop a vascular robotics platform and associated catheters, or Vascular System. The Vascular System will not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips will partially fund our development costs based upon our achievement of development milestones for the Vascular System. We will pay Philips royalties based on the number of Vascular Systems and associated catheters that are sold, subject to caps based on the amounts Philips contributes to the development. The extended joint development agreement will remain in effect until the earlier of April 1, 2012 or the completion of the Vascular System, provided that either party may terminate the Agreement in the event of the other party's uncured failure to perform a material obligation. Philips may also terminate the Agreement for convenience upon 60 days prior written notice and the payment of a variable termination fee. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Vascular System and could potentially extend and increase certain royalty fees to be paid to Philips based on sales of the Vascular System subject to caps based on the amounts Philips contributes to the development of the system. Funding received from Philips under this agreement including $5.0 million received to date from the original agreement and $6.0 million associated with the amendment in February 2011 is recognized as a reduction to research and development costs ratably as milestones are met through the end of the term of the agreement, which is estimated to be October 2011.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts we received from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In connection with the agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended September 30, 2011 with the exception of the following.

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We are adopting the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had we recognized revenue in the first nine months of 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for the three and nine months ended September 30, 2011 would have been $2,809,000 and $9,740,000, respectively.

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

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues consist of sales of Sensei systems, catheters, other disposables and, beginning in 2008, post-contract customer service. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the third quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue. Future revenues will also be impacted by the sale of our Vascular System. We do not anticipate that revenues in 2011 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2011, net of stock-based compensation charges, to remain approximately consistent with 2010 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

Gain on Settlement of Litigation

Gain on settlement of litigation consists of the value of common stock, a common stock warrant and a note receivable received in connection with the settlement of our litigation with Luna Innovations, Inc, or Luna.

Gain on Sale of Intellectual Property

Gain on sale of intellectual property consists of amounts received in exchange for patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields.

Results of Operations

Comparison of the quarter ended September 30, 2011 to the quarter ended September 30, 2010

Revenues

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$3,901	$2,101	$1,800	86%
Service	1,459	1,398	61	4%

Total revenues	$5,360	$3,499	$1,861	53%

Revenues primarily related to the following:

	Three Months Ended September 30,
	2011	2010
United States Sensei system units	1	1
International Sensei system units	4	1

Total Sensei system units	5	2

Sensei system average selling price (in thousands)	$541	$552

Catheter units	698	581

Catheter average selling price (in thousands)	$1.6	$1.6

System units sold in the third quarter of 2011 included the sale of two systems which we would not have been able to recognize under the authoritative accounting guidance in effect prior to January 1, 2011. Our average selling prices of Sensei systems in the third quarter of 2011 as compared to 2010 were negatively impacted by sales to international distributors, which tend to generate lower average selling prices, in addition to greater discounting on system sales in 2011 as compared to 2010. This was partially offset by the benefit from the sale of our Sensei X model in 2011, which has a higher list price than our original Sensei model. Sales of catheters increased in the third quarter of 2011 as compared to 2010 due principally to our increased installed base. Service revenue increased in the third quarter of 2011 as compared to 2010 due primarily to our increased installed base. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through the third quarter of 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new healthcare reform legislation that has impacted capital purchases by health care providers. As discussed in our risk factors, these conditions can cause potential customers to delay purchases and can lengthen sales cycles and these factors have contributed to the variability of our results. We expect these fluctuations to continue. Future revenues will also be impacted by the sale of our Vascular System.

Cost of Revenues

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$3,632	$2,449	$1,183	48%
Service	646	712	(66)	(9)%

Total cost of revenues	$4,278	$3,161	$1,117	35%
As a percentage of revenues	79.8%	90.3%

Cost of revenues for the third quarter of both 2011 and 2010 included stock-based compensation expense of $0.2 million. Additionally, cost of revenues for the third quarter of 2011 included a charge of $0.5 million in connection with the build of inventory for our Vascular System. Cost of revenues as a percentage of revenues for the third quarter of 2011 were positively impacted by the increased level of sales. We expect that cost of revenues both as a percentage of revenues and on a dollar basis will continue to vary significantly through 2011 due, among other things, to fluctuations in shipments and revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$3,458	$4,176	$(718)	(17)%

The decrease in research and development expenses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to an increase of $1.0 million in the recognition of funded development costs under the Philips agreement in the third quarter of 2011 as compared to the third quarter of 2010, partially offset by a $0.4 million non-cash charge related to the issuance of common stock for the acquisition of technology. Total research and development expenses in the third quarter of 2011 included $0.3 million of stock-based compensation expense compared to $0.4 million in the third quarter of 2010. We expect research and development expenses in 2011 before reductions for the funding recognized under our extended joint development agreement with Philips to remain approximately consistent with 2010 levels (also before reductions for funding from Philips.)

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$7,621	$6,231	$1,390	22%

The increase in selling, general and administrative expenses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to an increase in stock-based compensation of $0.7 million related primarily to the vesting of the unvested portion of stock options held by our chairman as he transitioned to a non-employee status and an increase of $0.6 million in employee-related expenses and professional service fees. Selling, general and administrative expenses in the third quarter of 2011 included $1.4 million of stock-based compensation expense compared to $0.7 million in the third quarter of 2010. We expect our selling, general and administrative expenses exclusive of stock-based compensation costs in 2011 to remain approximately consistent with 2010 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

Interest Income

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$14	$106	$(92)	(87)%

Interest income from cash, cash equivalents and investments decreased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a lower average cash balance in 2011 as compared to 2010 and the payoff of the note receivable by Luna in the second quarter of 2011. We expect interest income for the remainder of 2011 to remain below 2010 levels.

Interest and Other Expense, net

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest and other expense, net	$(162)	$(2,179)	$2,017	-93%

Interest and other expense, net decreased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the $1.9 million write down of our equity investment in Luna in the third quarter of 2010. The remaining variance is due to an increase in unrealized losses on the valuation of the Luna Warrants, partially offset by decreases in realized and unrealized foreign exchange losses and a reduction in interest expense related to the decrease in the outstanding balance of our term equipment line. We expect interest expense to continue to decrease in 2011 over 2010 levels as we pay down the balance of our term equipment line.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Revenues

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$11,831	$9,453	$2,378	25%
Service	4,128	3,707	421	11%

Total revenues	$15,959	$13,160	$2,799	21%

Revenues primarily related to the following:

	Nine Months Ended September 30,
	2011	2010
United States Sensei system units	6	6
International Sensei system units	9	4

Total Sensei system units	15	10

Sensei system average selling price (in thousands)	$544	$617

Catheter units	2,073	1,773

Catheter average selling price (in thousands)	$1.7	$1.6

System units sold in the first nine months of 2011 included the sale of four systems which we would not have been able to recognize under the authoritative accounting guidance in effect prior to January 1, 2011. Our average selling prices of Sensei systems in the first nine months of 2011 as compared to 2010 were negatively impacted by sales to international distributors, which tend to generate lower average selling prices, in addition to greater discounting on system sales in the first nine months of 2011 as compared to 2010. This was partially offset by the benefit from the sale of our Sensei X model in the first nine months of 2011, which has a higher list price than our original Sensei model. Sales of catheters increased in the first nine months of 2011 as compared to 2010 due principally to our increased installed base. Service revenue increased in the first nine months of 2011 as compared to 2010 due primarily to our increased installed base.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$10,687	$9,037	$1,650	18%
Service	1,998	2,166	(168)	(8)%

Total cost of revenues	$12,685	$11,203	$1,482	13%
As a percentage of revenues	79.5%	85.1%

Cost of revenues for the first nine months of 2011 included stock-based compensation expense of $0.8 million as compared to $0.5 million in the first nine months of 2010. Additionally, cost of revenues for the first nine months of 2011 included a charge of $0.5 million in connection with the build of inventory for our Vascular System. Cost of revenues as a percentage of revenues for the first nine months of 2011 were positively impacted by the increased level of sales.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$10,258	$15,016	$(4,758)	(32)%

The decrease in research and development expenses in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase of $5.5 million in the recognition of funded development costs under the Philips agreement in the first nine months of 2011 as compared to the first nine months of 2010, partly offset by a $0.4 million non-cash charge related to the issuance of common stock for the acquisition of technology and an increase in outside services, materials and overhead expenses, exclusive of Philips reimbursements, related primarily to costs associated with the development of vascular applications of our technology. Total research and development expenses in the first nine months of both 2011 and 2010 included $1.3 million of stock-based compensation expense.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$22,816	$21,151	$1,665	8%

The increase in selling, general and administrative expenses in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an increase of $1.6 million in stock-based compensation expense, due primarily to the increased issuance of restricted stock units in the first nine months of 2011 as compared to 2010 and the vesting of the unvested portion of stock options held by our chairman as he transitioned to a non-employee status in addition to increases in overhead expenses and marketing expenses. Selling, general and administrative expenses in the first nine months of 2011 included $3.4 million of stock-based compensation expense compared to $1.8 million in the first nine months of 2010.

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

Secured Promissory Note

Luna issued us a secured promissory note in the principal amount of $5,000,000, with principal and interest payments to be made in 16 equal quarterly installments commencing April 2010. The outstanding principal amount under the note accrues interest at 8.5 percent per annum, payable quarterly in arrears. Luna may prepay, in whole or in part, the outstanding amount of the note without premium or penalty. Additionally, in connection with a Development and Supply Agreement between the parties, certain amounts billed for work performed by Luna in excess of quarterly limits were settled through a corresponding reduction in the principal of the $5,000,000 note. Through May 2011, the principal of the note had been reduced by approximately $358,000 in accordance with the Development and Supply Agreement. In May 2011, we reached an agreement with Luna whereby Luna paid off the remaining balance of the note at a discount. We recorded a loss of $190,000 in the second quarter of 2011 in conjunction with this transaction.

Gain on Sale of Intellectual Property

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2011	2010	$	%
Gain on sale of intellectual property	$23,000	$—	$23,000	N/A

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our FOSSL technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. In connection with the licensing of the technology, we received an upfront nonrefundable payment of $23.0 million which was recognized immediately in operating income. We will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Interest Income

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$138	$334	$(196)	(59)%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna decreased in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the lower cash balances and the payoff of the note receivable by Luna.

Interest and Other Expense, net

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest and other expense, net	$(564)	$(3,030)	$2,466	(81)%

Interest and other expense, net decreased in the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the $1.9 million write down of our equity investment in Luna in the third quarter of 2010. The remaining variance is due to a decrease in unrealized losses on the valuation of the Luna Warrants, decreases in realized and unrealized foreign exchange losses and a reduction in interest expense related to the decrease in the outstanding balance of our term equipment line, partially offset by the loss on the settlement of the Luna note receivable.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of September 30, 2011 we had an accumulated deficit of $265.3 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments, the sale of our products, partnering and, in the first quarter of 2011, through the sale of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds.

On August 25, 2008, we entered into a $25 million loan and security agreement with Silicon Valley Bank, consisting of a $15 million term equipment line and a one-year $10 million revolving credit line. As of September 30, 2011, we had drawn down approximately $12.5 million against the equipment line under this agreement of which $3.6 million was outstanding at September 30, 2011, and, per the original agreement terms, the remainder of this line is no longer available to us. The $10 million available under the revolving credit line expired in August 2009. Our current debt with Silicon Valley bank is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving specified EBITDA amounts and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA amounts with us. Additionally, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

As of September 30, 2011, we were in compliance with all financial covenants.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our FOSSL technology. Additionally, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and could potentially extend and increase certain royalty fees to be paid to Philips based on sales of the Vascular System. Under the agreements, we received upfront payments of $29.0 million.

Cash flow activity for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	Nine months ended September 30,
	2011	2010
Cash used in operating activities	$(25,682)	$(22,904)
Cash provided by investing activities	4,682	12,568
Cash provided by (used in) financing activities	(1,936)	27,433

Net increase (decrease) in cash and cash equivalents	$(22,936)	$17,097

Net Cash Used in Operating Activities

Net cash used in operating activities in the first nine months of 2011 and 2010 primarily reflects the net loss for those periods, exclusive of the gain on sale of intellectual property in 2011 and non-cash items such as the gain on settlement of litigation in 2010, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first nine months of 2011 was positively impacted by decreases in deferred cost of revenue and increases in prepaids and other assets balances and was negatively impacted by increases in our inventory balances and by decreases in our deferred revenue, accounts payable and other long-term liabilities balances. Net cash used in operating activities for the first nine months of 2010 was positively impacted by decreases in the accounts receivable, inventory and prepaids and other current asset account balances and was negatively impacted by increases in the deferred cost of revenue balance.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first nine months of 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by the investment of certain of the proceeds from the Philips agreements. Net cash provided by investing activities for the first nine months of 2010 primarily relates to the proceeds from and purchases of investments as we managed our investment portfolio to provide interest income and liquidity.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the first nine months of 2011 primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from the exercise of stock options and our employee stock purchase plan. Net cash provided by financing activities for the first nine months of 2010 primarily related to cash received from our equity offering in April 2010 in addition to cash received from our employee stock purchase plan and the exercise of stock options, partially offset by repayments on our long-term debt.

Future Capital Requirements

We recognized our first revenues in 2007 and have not achieved sustained profitability nor generated net income for any year and do not expect to do so this year. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2011, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next 12 months as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Vascular System.

We believe our existing cash, cash equivalents and short-term investment balances as of September 30, 2011 and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services and the receipt of anticipated funding amounts under our extended joint development agreement with Philips will not be sufficient to meet our anticipated cash requirements through the next 12 months. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available due to our inability to obtain additional financing or if cash flows from operating activities are significantly less than expected, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or other credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

•	our ability to maintain compliance with debt covenants;

•	the cash collected from and the revenue and margins generated by sales of our current and future products;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	the success of our research and development efforts and the timing of milestone payments related to those efforts;

•	our ability to generate revenue in a time of overall economic uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve and maintain manufacturing cost reductions;

•	our ability to achieve and maintain operating cost reductions;

•	the rate of progress and cost of our pre-clinical tests, clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against us or individuals indemnified by us;

•	the emergence of competing or complementary technological developments; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2011:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$6,595	$474	$4,071	$2,050
Debt, including interest	4,433	942	3,491	—

Total	$11,028	$1,416	$7,562	$2,050

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $12.5 million we have borrowed under our term equipment line with Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We have a joint development agreement with Philips which provides for the payment of royalties to Philips based on sales of the Vascular System subject to caps based on the amounts Philips contributes to the development. As of September 30, 2011, Philips had contributed a total of $11.0 million to us under the extended joint development agreement, including $6.0 million provided pursuant to our February 2011 agreements.

Recent Accounting Pronouncements

We have determined that there have been no recently issued accounting standards that will have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2011, the fair value of our cash, cash equivalents and short-term investments was approximately $26.0 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the nine months ended September 30, 2011, sales denominated in foreign currencies were approximately 19% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $307,000 in revenues for the first nine months of 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2011, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants’ deadline for responding to the third amended complaint is January 9, 2012. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers, or the Individual Defendants, as well as our former independent auditor, PricewaterhouseCoopers LLP, or PwC. Cates v. Moll, et al., Case No 09cv157170, or the Cates Action. The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592, or the Daneshmand Action. On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as named plaintiff and subsequently sent us a shareholder demand letter. The action continued with Daneshmand as the sole named plaintiff. Defendants filed their demurrer to the complaint on April 18, 2011. Briefing on the demurrer is complete.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881, or the Brown Action. The allegations of the complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed his opening brief in the appeal on April 6, 2011. Briefing on the appeal is now complete but a hearing date has not been set.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by our outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that our Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our Board has not commenced the requested action or if our Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, we received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that we investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders. Our Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski and Fox in their letters. Our Board has notified Baladi, Rogowski and Fox’s respective counsel that it has determined, in the exercise of its business judgment, that any litigation would not be in our best interests and it affirmatively objects to the commencement of any litigation on our behalf. On January 11, 2011, we received a letter from counsel for purported Hansen stockholder Dawn Cates demanding that our Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders, and PwC. On January 18, 2011 our Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in our best interests, and it affirmatively objects to the commencement of any litigation on our behalf.”

We have reached a tentative settlement of the Cates and Daneshmand Actions and the Brown Action, as well as the Cates shareholder demand. The hearing on the demurrer in the Cates and Daneshmand Actions was taken off calendar while the parties finalize the settlement. Under the parties’ tentative agreement, in return for dismissal of the Cates and Daneshmand Actions and the Brown Action and withdrawal of the Cates shareholder demand, we would agree to certain corporate governance changes and would agree to the payment of plaintiffs’ attorneys’ fees, in a set amount, which our insurer has tentatively agreed to pay. The tentative settlement is subject to final negotiation and approval of all the parties, as well as court approval. Therefore, whether there will be a final negotiated settlement among the parties, the final terms of a negotiated settlement, and whether the court will approve such negotiated settlement are uncertain.

The Individual Defendants deny the allegations made in the Cates and Daneshmand Actions and the Brown Action and, if the tentative settlement set forth above is not finalized and approved, intend to defend themselves vigorously against those claims.

On May 11, 2010, the U.S. Securities and Exchange Commission, or the SEC, issued an Order Directing Private Investigation and Designating Officers to Take Testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We have cooperated with the SEC in its investigation. On October 6, 2011, the Commission accepted our Offer of Settlement to resolve the investigation. Pusuant to the settlement, we consented to the entry of an administrative order, or Order, directing us to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records, and internal controls provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and under Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. We consented to the entry of the Order without admitting or denying the factual findings or legal conclusions contained in the Order. The Commission did not charge any of our directors or current officers or employees with any violations, and did not seek any penalty or other monetary relief against us. The entry of the Order fully resolves the Commission investigation of us relating to the issues surrounding the restatement.

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

We and certain of our current and former executive officers and directors, are defendants in a federal securities class action lawsuit, a Federal shareholder derivative lawsuit, and a State shareholder derivative lawsuit. These lawsuits are described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be or become parties to such action.) Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. Prior to resolution of these matters, they will result in substantial expenses for legal, accounting, tax and other professional services, and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

Continuing negative publicity may adversely affect our business.

As a result of the audit committee-led investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. While we have settled the SEC’s investigation of our company, negative publicity associated with our company may continue as the SEC pursues claims against two of our former officers. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and condition. We also believe that this negative publicity could potentially cause certain of our employees to perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Should we continue to be the subject of negative publicity, it could have a material adverse effect on our business.

Potential indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

Several individuals who are current members of our Board of Directors and several former officers and former members of our Board of Directors are the defendants in pending lawsuits related to the restatement of our financial statements, two former officers are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors' and officers' insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We currently do not have financing sufficient for continued operations through the next 12 months and if we are unable to raise additional capital, we may not be able to continue as a going concern.

At September 30, 2011, we had $26.0 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investment balances as of September 30, 2011 and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services and the receipt of anticipated funding amounts under our extended joint development agreement with Philips will not be sufficient to meet our anticipated cash requirements through the next 12 months. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. Any such required additional capital may not be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition.

If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter in September 2011. As of September 30, 2011, we have also received regulatory approvals related to our Sensei system in Russia, Thailand, Taiwan, Australia and India. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of September 30, 2011, we had an accumulated deficit of $265.3 million and currently do not have financing sufficient for continued operations through the next 12 months. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. Selling additional securities would result in further dilution to existing stockholders and we may at any time incur additional indebtedness. Volatility in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing becomes available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

We expect to incur substantial additional net losses for at least the next year as we continue our development and commercialization efforts on our Magellan Robotic System and NorthStar Robotic Catheter, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our research and development expenses, exclusive of reimbursements from Philips, and selling, general and administrative expenses to remain essentially consistent in 2011 as compared to 2010 levels as we continue our product engineering efforts related to our vascular platform, develop our intellectual property portfolio, maintain the infrastructure necessary to support operating as a public company and incur other legal expenses, including litigation expenses. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

We may not be able to develop and commercialize our Vascular System as planned.

We intend to develop and commercialize our Vascular System, consisting of our Magellan Robotic System, our NorthStar Robotic Catheter and related accessories. We received the CE Mark in Europe for our Magellan Robotic System in July 2011 and received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011. On September 7, 2011, we received a request for additional information from the FDA responding to our pending submission of a 510(k) pre-market notification application for our Vascular System, and we are in the process of responding to the FDA’s comments. Due to the advanced electrical, mechanical, and sensing capabilities of the new robotic platform, we may encounter challenges in designing, engineering and manufacturing the platform to function as intended, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals for the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage. We will not be able to sell our Vascular System for clinical use outside of the European Union until we receive regulatory approval to do so and such approval may not be obtained on a timely basis, or at all, or on terms that are necessary for a successful product introduction. Furthermore, we have not previously manufactured our Magellan Robotic System, NorthStar Robotic Catheter and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. Any of these issues could negatively impact our financial condition and results of operations.

If we fail to obtain the necessary FDA clearance for our Magellan Robotic System, NorthStar Robotic Catheter and related accessories we will be unable to commercially distribute and market the system as planned.

        While we received the CE Mark in Europe for our Magellan Robotic System in July 2011 and received a CE Mark for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in September 2011, our Vascular System has not been approved in any jurisdiction outside of the European Union. We submitted a 510(k) pre-market notification to the FDA on April 11, 2011 for our Vascular System. On September 7, 2011, we received a letter from the FDA responding to our application. The FDA’s initial response requested additional information but did not request additional clinical cases and did not raise questions regarding the 510(k) pathway for the device. We plan to respond to the FDA’s questions which will include the results of additional pre-clinical testing. The FDA or other regulatory authorities could ask us to supplement our submissions, collect more non-clinical data than requested to date, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. While we believe that the FDA clearance for our Magellan Robotic System, NorthStar Robotic Catheter and related accessories can be expected in the second quarter of 2012, we cannot predict with certainty whether the data from our preclinical testing will be sufficient to support approval of our application, how or when the FDA or other regulatory authorities will act with regard to our applications with respect to the Vascular System or for other products. If we are unable to obtain clearances for our proposed Vascular System on a timely basis, or at all, or on terms that are necessary for a successful product introduction, our financial condition and cash flow may be adversely affected, and our ability to grow may be limited.

If Philips is unable to develop or license new products or applications for our FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability monetize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sell products containing FOSSL technology. Approximately two-thirds of the up to $78.0 million of potential future payments could arise from Philips’ sublicensing the FOSSL technology, but Philips has no obligations to do so. Under certain circumstances, we have the right to reacquire certain of the rights licensed to Philips for an amount which in the aggregate would be greater than the upfront payment amounts received by us from Philips in connection with the agreements related to the FOSSL technology, however, there can be no assurance that we would have the capital resources to exercise such rights or that we could find another commercial partner or develop commercially such technologies. In addition, Philips’ sales of products containing the FOSSL technology could be sufficient to result in our not having any rights to reacquire any of the rights licensed to Philips, yet too low to result in any royalty payments to us. If any of these events occurred, we would be unable to realize the full financial benefits of our agreements with Philips and may be delayed or unable to monetize our FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We may be unable to complete our clinical trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system for expanded uses and impair our financial position.

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

•

obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the willingness of patients to randomize to manual catheter control or participate in a clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the trial.

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

•	patients may not enroll in, remain in or complete the clinical trial at the rates we expect;

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

Even if we obtain U.S. regulatory approval to market our Sensei system for uses other than mapping electrophysiology procedures, such as for the treatment of atrial fibrillation, or our Magellan Robotic System for the treatment of vascular disease, our ability to generate revenue will depend upon the successful commercialization of our Sensei system and our Magellan Robotic System for such indications. Our efforts to commercialize our Sensei system or our Magellan Robotic System may not succeed for a number of reasons, including:

•	our systems may not be accepted in the marketplace for other treatments by physicians;

•	we may not be able to sell our systems and associated catheters at prices that allow us to meet the revenue targets necessary to generate revenue necessary to achieve profitability;

•	we, or the investigators of our products, may not be able to have information on the outcome of the trials published in medical journals;

•	the availability and perceived advantages and disadvantages of alternative treatments;

•	any rapid technological change may make our products obsolete;

•	we may not be able to have our systems or catheters manufactured in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the development and commercialization of our systems; and

•	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in electrophysiology procedures or the development and commercialization of our Magellan Robotic System, we may never achieve sustained profitability and may be forced to cease operations.

We have a debt facility with Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2008, we entered into a $25.0 million loan and security agreement with Silicon Valley Bank, consisting of a $15.0 million term equipment loan and a one-year $10.0 million revolving credit line, which expired in August 2009. We have drawn down approximately $12.5 million on the term equipment loan and, per the original agreement terms, the remainder of the term equipment loan is no longer available. The facility is collateralized by substantially all of our assets, excluding intellectual property, and is subject to certain covenants, including maintaining the required liquidity, achieving EBITDA amounts to be specified and fulfilling certain reporting requirements. The liquidity covenants require us to maintain at the end of each month either liquid assets in the amount of 1.5 times the outstanding loan balance or sufficient liquidity to fund at least six months of projected operations, whichever is greater. Silicon Valley Bank has yet to determine the quarterly EBITDA covenant amounts with us. As of September 30, 2011, we were in compliance with all financial covenants that had been determined at that date. Moreover, the agreement limits our ability to take the following corporate actions without prior consent from Silicon Valley Bank:

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

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system, Artisan catheters, Magellan Robotic System or NorthStar Robotic Catheter, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and NorthStar Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our Sensei system and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our Sensei systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system and Magellan Robotic System. We also obtain the motors for our Sensei system and Magellan Robotic System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010, although we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts.

As noted above, we submitted a 510(k) pre-market notification application with the FDA on April 11, 2011 for our Vascular System. On September 7, 2011, we received a letter from the FDA responding to our application. The FDA’s initial response requested additional information but did not request additional clinical cases and did not raise questions regarding the 510(k) pathway for the device. We plan to respond to the FDA’s questions which will include the results of additional pre-clinical testing.

With regard to our Sensei system, our Magellan Robot System, or other products, the FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010 and for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter and related accessories designed for use with the Magellan System in September 2011, but may be required to seek separate clearances from the European Union in order to market our products for any additional uses. Regulatory approvals may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and Artisan catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan Robotic System and NorthStar Robotic Catheter are a viable alternative for vascular diseases, they may choose not to use our products.

We believe that physicians will not use, and hospitals will not purchase, our Sensei system and Artisan catheters unless they determine that our Sensei system provides a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and/or safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Furthermore, we are commencing the commercializing our Magellan Robotic System and NorthStar Robotic Catheter for the treatment of vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan Robotic System or to perform procedures enabled by the Magellan Robotic System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not use our products in cardiac ablation procedures, we likely will not become profitable on a sustained basis and our business will be harmed.

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

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011. Our products have been newly introduced to the market and hospitals are traditionally slow to adopt new products and treatment practices. In addition, our systems are an expensive capital equipment purchase, representing a significant portion of an electrophysiology or vascular laboratory’s annual budget, and the disposable catheters used with our systems are also expensive. In addition, because we have shipped only slightly more than 100 Sensei systems and our Magellan Robotic System has only recently been commercially introduced, our systems have limited product and brand recognition. Furthermore, particularly in this period of economic volatility and uncertainty, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

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

Unless and until we receive regulatory clearance or approval for use of our Sensei system with ablation catheters or in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the safety or effectiveness of our Sensei system for use with ablation catheters and in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. We presently believe that to date, substantially all of the procedures in which our products have been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA.

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

The training required for physicians to use our Sensei system and Magellan Robotic System could reduce the market acceptance of our system and reduce our revenue.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of physicians familiar with, trained on and proficient in the use of our Sensei system and Magellan Robotic System. Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our systems is challenging, and we cannot assure you that we will be successful in these efforts.

It is our policy to only train physicians to insert, navigate, map and remove catheters using our Sensei system. Physicians must obtain training elsewhere to learn how to ablate cardiac tissue to treat atrial fibrillation, which is an off-label procedure with our Sensei system. This training may be provided by third parties, such as hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you that a sufficient number of physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train physicians to use our Sensei system for atrial fibrillation or other cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

Training in the use of our products is regulated by the FDA. Our physician training and the training provided by third parties typically includes facilitating an observation by the trainee physician of an electrophysiology procedure in which the Sensei system is used. We monitor our training to ensure that off-label use is not promoted or enabled. However, from time to time, we may sponsor third party training. There is a risk that independent peer-to-peer interaction between physicians and other third party training may include discussion or observation of off-label procedures because most procedures performed to date using the Sensei system involve both mapping and cardiac ablation. If any such activities are attributed to us, the FDA or other governmental entities could conclude that we have engaged in off-label promotion of our products, which could subject us to significant liability.

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

Our Sensei system has a lengthy sales cycle because it involves a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ electrophysiology laboratory budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through the third quarter of 2011, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and NorthStar Robotic Catheter could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun commercialization in Europe of a new robotic system to be used in endovascular applications, are seeking U.S. regulatory approvals for the system and are continuing development of a next generation version of the system. We expect to spend considerable amounts in the development and commercialization of this device and in obtaining regulatory approval. In the nine months ended September 30, 2011, net cash used in operating activities was $25.7 million, which included $6.0 million received from Philips associated with the amendment of the joint development agreement. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of our Sensei system and the development and commercialization of our Magellan Robotic System.

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

We are dedicating significant resources to the development and commercialization of our Magellan Robotic System, NorthStar Robotic Catheter and associated accessories. These efforts, may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders' ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

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

Hospitals or physicians may be unable to obtain coverage or reimbursement from third-party payors for procedures using our Sensei system and Magellan Robotic System, which could affect the adoption or use of our systems and may cause our revenues to decline.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our Sensei system or Magellan Robotic System. Additionally, in the event that a physician uses our Sensei system or Magellan Robotic System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain recent regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system.

We believe that the majority of procedures performed using our Sensei technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services update the MS-DRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, although payments for these cardiac procedures have not undergone further reductions, we cannot predict the full impact any future rate changes, including rate reductions, will have on our revenues or business. We do not currently know which MS-DRG code or codes will be used for procedures performed with our Magellan Robotic System or whether reimbursement amounts will be considered favorable by hospitals.

Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. Recent legislative proposals in the United States to reform healthcare and government insurance programs have included a focus on healthcare costs which could limit the coverage and reimbursement for procedures utilizing our products. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue and may increase. The failure of our customers to obtain sufficient reimbursement could have a material adverse impact on our financial condition and harm our business. We do not currently know which MS-DRG code or codes procedures performed with our Magellan Robotic System will use or whether reimbursement amounts will be considered favorable by hospitals.

Legislative reforms to the United States healthcare system may adversely affect our revenues and business.

From time to time, legislative reform measures are proposed or adopted that would impact healthcare expenditures for medical services, including the medical devices used to provide those services. For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the Affordable Care Act requires certain medical device manufacturers and importers to pay an excise tax equal to 2.3% of the price for which such medical devices are sold, beginning January 1, 2013. A number of states have challenged the constitutionality of certain provisions of legislation, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of Affordable Care Act. At this time, it remains unclear whether there will be any changes, whether to certain provisions or its entirety. We cannot assure you that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee may consider all elements of discretionary and non-discretionary spending, and its recommendations could result in reduced spending under Medicare and Medicaid. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the Committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the new law is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

In May 2011, our Senior Vice President of Regulatory and Chief Technology Officer resigned, in January 2011, our Vice President of U.S. Commercial Operations resigned and in October 2010 our Senior Vice President of Operations resigned. We hired a new Vice President of Clinical Affairs and Training in October 2010, a new Vice President of Engineering in November 2010 and a new Vice President of U.S. Commercial Operations in April 2011. We hired a new Chief Financial Officer in June 2011. If we are unable to recruit qualified individuals in a timely manner, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that such patent protection will confer any significant commercial advantage. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings and, starting in 2012, post grant and inter parties review in the United States Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination, post grant review, inter parties review and opposition proceedings may be costly. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Successfully commercializing our Sensei system, our Magellan Robotic System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere or the sale of our Magellan system in Europe. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

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

We may not be able to maintain or obtain all the licenses from third parties necessary or advisable for promoting, manufacturing and selling our Sensei system and our Magellan Robotic System, which may cause harm to our business, operations and financial condition.

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Magellan Robotic System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our Sensei system or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

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

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007, our Lynx catheters in September 2010, our Magellan Robotic System in July 2011 and our NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011. We cannot be certain that we will be successful in meeting European quality standards or other certification requirements.

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

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. An increased frequency of filing Medical Device Reports, or MDRs, concerning adverse events occurring during procedures performed with our technology could result in increased regulatory scrutiny of our products and could delay or prevent the adoption of our products.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA when the manufacturer becomes aware of information from any source that alleges that a device marketed by the manufacturer has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. A manufacturer may determine that an event may not meet the FDA’s reporting criteria so that an MDR is not necessary. However, the FDA can review a manufacturer’s decision and may disagree. We have made decisions that certain types of events are not MDR reportable. There can be no assurance that the FDA will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA disagrees with any of our determinations that events are not reportable, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or PMAs, and may require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modifications require a new approval, supplement or clearance. A manufacturer of a 510(k) cleared product is required to obtain 510(k) clearance for device modifications that could significantly affect the safety or effectiveness of the device, or constitute a major change in the intended use of the subject device. Accordingly, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. There can be no assurance that the FDA will agree with our approach in such matters or that, if required, subsequent requests for 510(k) clearance will be received in a timely fashion, if at all. The FDA may require us to recall and to stop marketing our products as modified or to disable features pending clearance or approval which would significantly harm our ability to sell our products and cause harm to our existing customer relationships and business. Even if we are not required to take such action, delays in obtaining clearances or approvals for features would adversely affect our ability to introduce enhanced products in a timely manner and would harm our revenue and operating results. The FDA could also take other enforcement action, including but not limited to, issuing a warning letter relating to our decision to implement features and other product modifications without submission of a new 510(k) notice.

Clinical trials necessary to support any future 510(k) or PMA application will be expensive and may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We hope to complete enrollment by the end of 2013. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and we may not adequately develop such protocols to support clearance or approval. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

The application of state certificate of need regulations and compliance by providers with federal and state licensing requirements, as well as accreditation requirements, could substantially limit our ability to sell our products and grow our business.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through October 28, 2011, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Our executive officers, directors and stockholders holding five percent or more of our outstanding common stock beneficially own or control approximately 30.1 percent of the outstanding shares of our common stock as of October 28, 2011. Accordingly, these executive officers, directors and principal stockholders, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities

On July 20, 2011, we issued 75,000 shares of common stock to Dr. Didier Loulmet pursuant to a Stock Purchase Agreement entered into by and between Dr. Loulmet and us. The shares were issued in exchange for Dr. Loulmet’s assignment of patents and release of claims made pursuant to that certain Settlement Agreement and Release of All Claims entered into by and between Dr. Loulmet and us, dated as of July 20, 2011. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

(b)	Uses of Proceeds from Sale of Registered Securities

Not applicable

(c)	Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.82+	Transition Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 29, 2011.

10.83+	Consulting Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 31, 2011.

10.84**	Amendment to Purchase Agreement by and between the Registrant and Plexus Corp, dated September 20, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2011	By:	/S/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2011	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)