Form 10-K
period 2011-12-31
HANSEN MEDICAL INC
filed 2012-03-15
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-33151

HANSEN MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1850535
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

800 East Middlefield Road, Mountain View, CA 94043

(Address of principal executive offices)                          (Zip Code)

Registrant’s telephone number, including area code: (650) 404-5800

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Act)    Yes  ☐    No  ☒

At June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $160,785,087.

As of February 29, 2012, the registrant had outstanding 60,537,240 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2011 in connection with the registrant’s 2012 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

We have applied for trademark registration of, and claim trademark rights in, “Artisan Extend,” “Magellan” and “NorthStar.” We have obtained trademark registration for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Artisan,” “Instinctive Motion,” “Fine Force Technology,” “IntelliSense” and “CoolSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

Overview

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. While earlier generations of medical robotics were designed primarily for manipulating rigid surgical instruments, our technology is designed to enable and improve medical procedures that are reliant upon flexible tools like guide wires, catheters, sheaths, balloons and stents.

Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures within the atrial heart chambers. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisantm Control Catheter, or Artisan catheter, and our Lynx® Robotic Ablation Catheter, or Lynx catheter, to a desired anatomical location in a way that is natural and inherently simple. We believe our Sensei system and its corresponding disposable catheters enable physicians to perform procedures that historically have been difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

Our MagellanTM Robotic System, which was cleared for sale in Europe in the third quarter of 2011, is a proprietary peripheral vascular interventional platform that, used in combination with the NorthStar™ Robotic Catheter, has the potential to provide endovascular specialists with vessel navigation with less trauma than manual approaches, fast procedures, catheter stability during the manual delivery and placement of therapeutic devices, reduce procedural radiation exposure and fatigue, and precise robotic control of distal catheter tips. The Magellan Robotic System cannulates peripheral vessels with a proprietary technology that delivers simultaneous and independent distal tip control of a catheter and a sheath as well as robotic manipulation of standard guide wires, from a centralized, remote workstation. This technology has the potential to reduce vessel trauma during navigation compared with manual techniques and is also designed to provide a robotically stabilized conduit for the manual placement and delivery of therapeutic devices. Additionally, the Magellan Robotic System is designed to allow for sufficient extension inside the body to access hard to reach, distal peripheral anatomy.

We believe our technology has additional applications outside of the fields of electrophysiology and peripheral vascular intervention. We plan to investigate the advancement of our technology into these markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

Additionally, we are developing technology to integrate fiber optic technology with our catheters which we believe will allow physicians to lower the amount of radiation experienced by patients and hospital staff during a procedure. This Fiber Optic Shape Sensing and Localization, or “FOSSL,” technology is designed to integrate with standard 3D anatomical modeling software and to identify the catheters’ shape and location within the anatomy, the position of the catheter tip and the position of flexible tools used in minimally invasive procedures, without the use of X-Ray. We believe the FOSSL technology has the potential to change the visualization of interventional procedures by reducing the use of radiation to track the catheters inside the body.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label our products with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We recognized revenue on our first Sensei system in the second quarter of 2007. We received CE Mark approval for our Lynx catheter in the third quarter of 2010. Through December 31, 2011, we had shipped a total of 109 Sensei systems, of which 63 were shipped in the United States and 46 were shipped to the rest of the world. Through December 31, 2011, we had recognized revenue on a total of 103 of these Sensei systems. Our end customers for these systems range from large university medical centers to community hospitals and many systems were shipped to distributors outside the United States.

We received CE Mark approval for our Magellan Robotic System, our NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in the third quarter of 2011 and made our first installation to the European Union in the fourth quarter of 2011. As of December 31, 2011, we had shipped one Magellan Robotic System in Europe and one vascular research system in the United States. We have not yet received FDA clearance for the sale of the Magellan Robotic System in the U.S.

For the most part, catheters and catheter-based technologies have used blood vessels and other tubular anatomic structures as “highways” to constrain and guide their movement to specific parts of the body. However, we believe that physicians have limited ability to accurately control the distal working tips of these manually-controlled, hand-held instruments, which may hinder the physician’s ability to perform procedures that require precise navigation and stability of catheters in tortuous vessels. These issues are magnified in larger open spaces such as the atria and ventricles of the heart and large diameter blood vessels of the body such as the aorta where the navigation of the tip of the catheter is no longer aided by vessel walls.

Our initial focus for our robotic catheter technology in EP procedures is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. Without FDA clearance for labeling that includes certain ablation procedures, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. To address this issue, we have received approval of an Investigational Device Exemption, or IDE, to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the United States beyond mapping. The study will involve approximately 300 patients and involves the ablative treatment of atrial fibrillation. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We enrolled our first patient in May 2010 and intend to complete enrollment by the end of 2013. We may modify the timing of planned enrollment in the future to minimize expenditures. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance for use in atrial fibrillation procedures.

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

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. In August 2010, we entered into an agreement permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space and helps reduce radiation to the patient and physician because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2011, 76 Sensei systems we have shipped are configured with the CoHesion Module.

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

Many patients with atrial fibrillation are initially treated with drug therapies, which may cause significant side effects. Patients who are either not responsive to drug therapy or are unhappy with its side effects are candidates for catheter-based ablation treatments. However, non-robotic catheter-based approaches have significant drawbacks that we believe directly relate to the difficulty of manually controlling the catheters. These drawbacks include success rates of only approximately 75 percent and risks such as lengthy procedure times, which can lead to extensive radiation exposure for the physician and the patient. We believe that, primarily due to the limitations of non-robotic techniques, only approximately 60,000 of these procedures were forecasted by Millennium Research Group to have been performed in the United States in 2010. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of the difficulty of manual technique, lack of clinical data and the complexity and time-consuming nature of treating atrial fibrillation.

In addition to our development efforts in the treatment of complex atrial arrhythmias, we are also investigating other potential EP applications such as ventricular tachycardia and patent foramen ovale closure. As such, a clinical trial designed to evaluate the use of our Sensei system in patients with ventricular tachycardia, or VT, has been initiated. The study, titled Early Robotic Ablation by Substrate Elimination of Ventricular Tachycardia (ERASE-VT), is designed to enroll 200 randomized patients with implantable defibrillators (ICDs) at up to eight sites in Europe. The primary endpoint of the study is to reduce or eliminate episodes of VT, and the secondary endpoints are to evaluate the effects of robotic ablation on patient hospital length of stay, mortality, and quality of life. The patient follow-up is two years. The study is being sponsored by Imperial College of Science Technology and Medicine out of the Cardiology Department at St. Mary’s Hospital.

An additional focus of our robotic catheter technology has been the endovascular treatment of vascular disease, an area that we expect to be a key growth driver for the business. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access, PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, infa popliteal renal and mesenteric vessels. Millennium Research Group forecasted that approximately 5.2 million of these procedures would be performed in the United States alone in 2010, with approximately 3.4 million of these procedures performed in the heart. To address this market, we have developed our Magellan Robotic System and associated NorthStar Robotic Catheter which is based on our Sensei System and preserves the open architecture featured in the Sensei System to allow for the subsequent use of some 6F therapeutic devices on the market today. We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip for faster and easier vessel navigation, helping them to perform more complex catheter based procedures in a more systematic way. We announced the completion of a clinical study in October 2010 of twenty peripheral endovascular procedures using our flexible catheter vascular robotic system. The vascular robotic system, or Vascular System, used in the clinical study featured a flexible catheter with remotely steerable distal tips and a guide wire manipulator, also robotically controlled, designed to simplify and enhance catheter navigation and therapeutic intervention. In addition to physicians’ potential to have reduced radiation exposure, the study demonstrated the potential of the system to improve the ability of physicians to quickly navigate in difficult anatomy. We received CE Mark approval for our Magellan Robotic System, our NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in the third quarter of 2011 and made our first installation to the European Union in the fourth quarter of 2011. We are seeking 510(k) clearance in the U.S. for the flexible catheter robotic system and we expect to offer the system for commercial sale in the U.S. in 2012. However, our expected product development and regulatory clearance timeline is subject to a number of risks and uncertainties including those described below in Item 1A, “Risk Factors.”

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

Minimally invasive surgery reduces the trauma of open surgery, and interventional procedures cause even less trauma and can reach many areas of the body that rigid-instrument robotic surgery cannot. Each year, catheter-based technologies are used for millions of interventional diagnostic and therapeutic medical procedures worldwide. However, manually-controlled hand-held catheter delivery devices, even in the hands of the most skilled specialists, have inherent instrument control limitations. In traditional interventional procedures, devices are manually manipulated by physicians, who twist and push the external ends of the instrument in an iterative process that attempts to thread the internal end of the instrument through tubular anatomic structures to a specific treatment site. Manual control of the working tip of the catheter becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site. These control problems are significant in constrained tubular spaces such as blood vessels and become even more difficult in unconstrained spaces such as the atria and ventricles of the heart and large diameter blood vessels such as the aorta and tortuous vessels commonly seen in patients with vascular disease. In addition, while sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed physicians to treat more complex conditions using flexible instruments, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. These systems display data differently, requiring physicians to continuously reorient themselves to the different formats and displays as they shift their focus from one data source to the next while at the same time manually controlling an inherently difficult-to-control catheter.

In recent years, Stereotaxis, Inc., a competitor, has attempted to address these challenges with a remote guidance system that steers catheters using large magnets. However, we believe this magnetic system has a number of limitations, including the overall cost of the large equipment; the need to modify and magnetically shield procedure rooms at significant expense prior to installation; the need to dedicate a room to the magnetic system; potential magnetic interference with other equipment and implanted devices; the inability to apply variable force at the working tip of the catheter, narrowing the range of potential procedural applications for the system; and the inherent limitations associated with only having one magnetically moveable surgical instrument at a time inside the patient’s body. In addition, this magnetically based system lacks an open architecture for third-party catheters, necessitating the development, regulatory clearance and utilization of proprietary therapeutic magnetically based catheters made by the system manufacturer or its business partners.

The Hansen Medical Solution

Our systems principally consist of two portable modules: a physician control console and a patient-side module that can be easily connected to most procedure tables. Physicians sit at the control console outside the radiation field and use their hands to instinctively control the motion of and navigate our disposable catheters, which are attached to the patient-side module. Our catheters are designed to accurately deliver third-party catheters and catheter-based technologies to specific sites in a broad range of procedures.

We believe our Sensei system and Magellan Robotic System, combined with our disposable catheters, overcome the limitations of both hand-held navigation catheters and magnetic navigation systems. We designed our systems to have the following attributes:

•

Instinctive control. Our systems utilize computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters will be easier to use than manual catheter approaches and therefore have the potential to reduce procedure times, improve efficacy and enable new or additional procedures to be performed through catheter navigation. In addition, we believe this instinctive control enables physicians to be trained in the use of our system in a relatively short period of time which can increase the number of physicians who are capable of performing these catheter-based procedures.

•

Variable force at the catheter tip. To effectively perform a broad range of catheter-based procedures, physicians must have the ability to apply variable force at the working tip of the catheters and other catheter-based technologies. We designed our disposable electrophysiology catheter products to provide variable support while maintaining the flexibility required to navigate the catheter. In addition, we have developed our proprietary IntelliSense® force-sensing technology to measure and display the amount of force being applied by a catheter throughout the procedure.

•	Stability. We believe our systems provide the accuracy and control required for treating a number of conditions in which the stable and repeated placement of a catheter is necessary for an effective outcome, such as against a specific location on the inner wall of a beating heart and in the peripheral vasculature. Our Magellan Robotic System also allows for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires.

•

Compatibility with third-party devices and imaging and navigation systems. Our catheters, based on an open architecture system, do not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer. Although we have received clearance in the U.S. for use of our Sensei system with only two specified mapping catheters, our Artisan catheter incorporates a center lumen that is designed to be compatible with some currently approved third-party catheters. Our Sensei system is compatible with the leading imaging and navigation systems. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system than we have achieved thus far. Similarly, the NorthStar Robotic Catheter is compatible with imaging, navigation and therapeutic third-party devices; it preserves the open architecture featured in the Sensei system to allow for the subsequent use of some 6F therapeutic devices on the market today.

•

Portability. Our systems primarily consist of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. In addition, the system includes a portable electronics rack. These modules can be wheeled between procedure rooms and reinstalled by a Hansen service technician, and do not require a dedicated space, any special facility modification or magnetic shielding to prevent interference for their use. As a result, our systems are much more convenient and significantly less expensive to install than a magnetic system.

We believe that our robotic solution may offer the potential for substantial benefits to patients, physicians, hospitals and third-party payors including:

•	improving patient outcomes through greater control, consistency and stability in catheter-based procedures;

•	permitting access to more complex existing cases and enabling broader use of catheter-based treatments for diseases where catheters are rarely used today, if at all;

•	enabling more physicians to perform complex interventional procedures through ease of use and reduced training time;

•	reducing X-ray radiation exposure by allowing the primary physician to conduct procedures away from the radiation field in an adjacent room which greatly reduces their radiation exposure; and

•

increasing hospital efficiency by allowing for additional cases to be performed in one day as a result of reduced physician fatigue and reduced risk of physician back and neck problems from heavy lead protective clothing. Our robotic solutions allow physicians to sit comfortably at our control console during a procedure instead of standing at table-side.

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

Presently, there are five active studies to assess and to further describe the use of flexible robotic navigation for atrial arrhythmia. Four studies are occurring outside the United States and one study is occurring in the United States under an FDA approved IDE. These studies are being conducted prospectively as well as retrospectively; multi center as well as multi operator. The studies are being performed to report on the previously reported complication rates of major cardiac events such as tamponade and pericardial effusion and esophageal lesions as well as long term follow up data to assess the durability of the procedure using the Sensei System and Artisan Catheter. As additional studies conclude and a greater body of cases are performed, we believe there will be greater empirical data for the acceptance and adoption of our products and technology.

Our Products

Sensei system

Our Sensei system is principally comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the EP lab and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the targeted area, the physician uses instinctive controls to accurately place the working tip of the control catheters to the desired location.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and in May 2007 we received FDA clearance for the marketing of our Sensei system for manipulation, positioning and control of certain mapping catheters during EP procedures. When the FDA cleared our technology for commercialization in the U.S., it concluded that there is a reasonable likelihood that our products would be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Our Sensei system and our Artisan catheter have been used in the United States for ablation procedures in an off-label basis.

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

Magellan Robotic System

Our Magellan Robotic System is similarly comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the lab and close to the patient or outside in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. The Magellan Robotic System controls the proprietary NorthStar Robotic Catheter, which is a telescoping, robotically steerable catheter designed to facilitate remote catheter navigation and vessel cannulation, and to provide a robotically stabilized sheath for manual delivery of therapeutic devices.

Our patient-side module is a robotic manipulator actuated by motors that can control the remote insertion, rotation, and bend of the NorthStar Robotic Catheter, as well as the remote insertion and rotation of a standard-

sized guide wire. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the interventional lab or hybrid operating room. The manipulator may be adjusted for optimal positioning over the patient.

We received CE Mark approval for our Magellan Robotic System in the third quarter of 2011. We have not yet received FDA clearance and cannot sell commercial Magellan Robotic Systems in the U.S. until such time as we have FDA clearance.

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

Lynx catheter

We began shipping our proprietary Lynx catheter outside of the United States in September 2010. This limited market roll out of the Lynx catheter, a standard sized, flexible, integrated irrigated ablation catheter that can be controlled by our Sensei system without the need for an Artisan catheter was the culmination of our development work on improvements in catheter design, flexibility, and control, and in the development program of the irrigated RF ablation tip. The feedback from physicians from our limited market roll out confirmed that the quality of ablation, cooling capabilities, and navigation and control capabilities of this catheter are consistent with our requirements. We commenced broader commercialization activities outside of the United Sates in January 2011. We believe the Lynx catheter will provide users the opportunity to use a flexible, integrated, irrigated ablation product that also affords them the opportunity of reducing the disposable procedure cost.

NorthStar Robotic Catheter

Our NorthStar Robotic Catheter was designed to accompany our Magellan Robotic System for the treatment of vascular disease. Our disposable NorthStar Catheter consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the catheter. It allows for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires. Its low profile, robotically steerable catheter is compatible with some 6F treatment catheter and it has robotic sheath stabilization for therapy delivery. We began shipping the NorthStar Robotic Catheter in Europe in the fourth quarter of 2011.

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

Our Strategy

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei system and Magellan Robotic System will accomplish this objective by improving patient outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for primary physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our products in the United States through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

Elements of our strategy include:

•

Focus commercial, clinical, and engineering activities to drive adoption and utilization of the Magellan platform in vascular applications and the Sensei technology in electrophysiology. We have focused our efforts on projects with the highest level of clinical value and which we believe will have attractive returns on investment. We have also oriented our investments in marketing and clinical resources to better educate the physician community as to the benefits of our technology. We believe that through both simultaneous broad and focused physician interaction, publications of our clinical experiences, dissemination of those experiences, and engagement of current and new users, we can positively affect system utilization. We also believe that committing to utilization and physician interaction we will also drive improvements in adoption of the technology.

•

Target key institutions and thought leaders to encourage adoption of our systems. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our systems.

•

Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. Currently, we sell systems for EP procedures and, in Europe, for the treatment of vascular diseases. We believe that these platforms and their clinical capability could provide us access to significant markets. We believe that a robotic system with flexibility, in terms of tools and disposables, has the potential to allow us to broadly address market needs for both complex interventions as well as simpler cases.

•

Increase use of our systems. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use our systems. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional systems at each hospital. Through December 31, 2011, we estimate approximately 7,500 procedures have been performed using our systems.

•

Expand potential applications for our systems. We have commenced post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have received FDA approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in an IDE clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013, but we may modify the timing of planned enrollment in the future to minimize expenditures. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

•

Leverage the open architecture of our platforms. We believe that our broad compatibility with key imaging and visualization technologies will facilitate adoption of our systems in the marketplace. We also believe that adoption of both of our systems will be enhanced because physicians will be able to use existing approved catheters in the lumen of our robotic catheters. We plan to collaborate with manufacturers of disposable interventional products and imaging equipment to optimize compatibility with future enhancements of our systems. Further, our open architecture allows us to benefit from third-party development efforts that advance current catheter and imaging technologies. For example, we are encouraged with the recent movement within imaging technology companies to create a convergence of surgical operating rooms and interventional suites into hybrid interventional operating labs. We believe this convergence of imaging for intervention and operative intervention is consistent with our strategy to create increased efficacy, safety and efficiency through the pairing of visualization and imaging technology with our flexible robotics.

Our Sensei system and Artisan catheter were cleared by the FDA for manipulation and control of certain mapping catheters in electrophysiology procedures. This robotic catheter system is compatible with fluoroscopy, ultrasound, 3D surface map and patient electrocardiogram data. In the United States, the Sensei System is not approved for use in guiding ablation procedures; this use remains investigational. The U.S. product labeling therefore provides that the safety and effectiveness of the Sensei system and Artisan catheter for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including atrial fibrillation, have not been established. Our future business prospects, however, will depend on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we plan to seek future clearances or approvals for labeling that includes certain ablation procedures, depending upon regulatory requirements and our understanding of the needs of the physician community. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei system, and we are prohibited from labeling or promoting our Sensei system, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and its use to map the heart anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei system or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability. Additionally, while we have received CE Mark for our Magellan Robotic System and NorthStar Robotic Catheter and related accessories in the third quarter of

2011, our Magellan Robotic System has not been approved in any jurisdiction outside of the European Union and Australia. In the U.S., the Magellan Robotic System, the NorthStar Robotic Catheter and accessories are the subject of a current filing with the FDA and are not commercially available.

Clinical Focus

Electrophysiology

Electrophysiology, or EP, is the study of electrical impulses through the heart. EP is focused primarily on diagnosing and treating arrhythmias, which are conditions in which electrical impulses within the heart vary from the normal rate or rhythm of a heartbeat. Such conditions may be associated with significant risks to patients. Drug therapies have traditionally been used as initial treatments but they often fail to adequately control the arrhythmia and may have significant side effects. As a result, a significant unmet medical need for long-term solutions persists.

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

Control of the hand-held devices used in these EP procedures requires significant skill, because navigation in the blood vessels and the chambers of the heart can be difficult. The path that the interventional device must follow to arrive at the treatment site can be complex and tortuous and can include crossing the septum of the heart. Existing hand-held devices are limited in their ability to accurately navigate the tip of the mapping and ablation catheter to the treatment site on the heart wall, maintain adequate tissue contact within a beating heart to effect treatment and perform complex ablations within the left atrium of the heart. Physicians using manually-controlled, hand-held devices often utilize a range of different catheters and sheaths in an attempt to find the right device or combination of devices for the procedure being performed. Our Sensei system has been designed to address the challenges associated with the use of current hand-held devices in performing many EP procedures.

We believe the instinctive robotic control of our Sensei system may provide greater accuracy, tip stability and control, reduce the variability of procedure times and improve the efficacy of EP procedures, including:

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

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group, over 3.3 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, approximately 60,000 ablation treatments of atrial fibrillation were forecasted to have been performed in the United States in 2010 according to Millennium Research Group. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is reported to be only approximately 75% and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and evolving clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there is only one catheter approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, obtained FDA approval of a premarket approval, or PMA, for the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. As noted above, our Sensei System has not been cleared or approved for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system. All data regarding prevalence is based on forecasts by Millennium Research Group for 2010:

Form of Arrhythmia	Definition	U.S. Prevalence	Location and Success Rate of Ablation Therapy
Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	3.3 million	In this arrhythmia, the ablation therapy is performed primarily in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates are approximately 50% to 75%.

Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	70,000	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 80% of cases.

Atrioventricular Nodal Reentrant Tachycardia (AVNRT)	In AVNRT the abnormal signal begins in the atria and transfers to the atrioventricular node, or AV node. Instead of conducting down to the ventricle, the signal is returned to the atria.	307,000	In AVNRT, the ablation therapy is performed in the right atrium. Treatment success rate is approximately 98%.

Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 50 to 75% in patients with structural heart disease.

Form of Arrhythmia	Definition	U.S. Prevalence	Location and Success Rate of Ablation Therapy
Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the AV node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	approximately 0.3% of the general population	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

It is projected by Millennium Research Group that over 6 million people will have atrial fibrillation, 140,000 will have atrial flutter, and 380,000 will have both atrial fibrillation and flutter in the U.S. by 2035.

Vascular Market

Peripheral vascular disease presents a significant market opportunity for us. Patients with peripheral vascular disease can suffer from decreased blood flow which can lead to disability and amputation, stroke or blood clots, and death. The rates of diabetes, hypertension, atherosclerosis, and obesity are also on the rise worldwide and are contributors to the growth rate of vascular disease in an aging population. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, renal and mesenteric vessels. Millennium Research Group forecasted that approximately 5.2 million of these procedures would be performed in the United States alone in 2010, with approximately 3.4 million of these procedures performed in the heart. For comparison, Millennium Research Group forecasted that approximately 265,000 electrophysiology procedures would be performed in the United States per year with approximately one third to one quarter of those for atrial fibrillation.

We believe that our technology has the potential to improve efficacy, safety and efficiency for a number of procedures that can generally be grouped into the category of endovascular therapies. From simple, straightforward procedures, to complex, challenging endovascular procedures, we believe robotic catheter control has the potential to (1) allow endovascular physicians to perform procedures less invasively, (2) reduce radiation exposure to patient and physician and reduce procedural fatigue, and (3) reduce the likelihood of failure, complications, and prolonged procedure times.

Complex vascular procedures, which we estimate range from 10% to 20% of endovascular interventions, have limited technical success, longer procedure times and fluoroscopy use, and expose the patient to significantly increased risks of adverse events and extended hospitalizations. We believe that the individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires can make navigation to the anatomical area of interest inside an artery easier for the physician and can facilitate placement of a stent, graft or other therapeutic or implantable device. In particularly diseased or tortuous arteries, facilitation of steering of the catheter may assist in avoiding contact with atheromatous (and calcification) disease present in the vessel wall, may facilitate procedures that are now difficult to do and could positively impact outcomes by avoiding the dislodgement of embolic debris inside the vessel which can lead to additional blockages, thrombus, stroke, arterial bypass or amputation. Staying away from the vessel wall may prevent vessel perforation or vessel dissection. For some patients with particularly challenging anatomy or lesions, robotic catheter control may enable endovascular procedures in situations that might conventionally have been treated surgically. In these circumstances, we believe there may be significant clinical and economic benefits to the patient, physician, and hospital. In addition, similar to EP applications, we believe the use of robotic catheter control can lead to material reductions in radiation exposure to the physician, and potentially the patient, in the treatment of vascular disease. Remote navigation using the Sensei system has already demonstrated reductions in radiation exposure to patient and physician in electrophysiology applications. Finally, robotic catheter control (for simpler or off-the-shelf devices) has the potential to provide the improvements in radiation exposure reduction and 3D visualization of anatomic targets for more straightforward endovascular or interventional cases.

We also believe there is the potential to convert surgical cases to endovascular cases using robotic catheter control, an innovation that could, if achieved, materially affect the course of endovascular disease management.

Our new vascular robotic system has been designed and engineered to meet the needs of vascular surgeons, interventional cardiologists, interventional radiologists and interventional neuro-radiologists, and extends the current Hansen Sensei architectural achievements in robotic catheter manipulation, catheter design, robotic capabilities, instinctive control, and data visualization. The architecture is intended to constitute a platform that we believe will extend our robotic capabilities significantly, and therefore depart from the current Sensei architecture in the following ways:

1.	Our NorthStar Robotic Catheter is smaller in diameter, has thinner walls, is more flexible, and is able to accommodate standard therapeutic device delivery; it is also longer, enabling it to reach distal anatomy.

2.	We believe novel robotic technology with substantially more control mechanisms and visualization technology will provide a broader base of capabilities to selectively employ in a suite of tools for endovascular intervention and, in the future, structural heart interventions. The bedside robotic system, which includes the rack, bedside robot, setup joint and bedside box, has been designed to allow for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, manipulating more delicate catheters with more degrees of freedom over longer travel distances as well as enabling the manipulation of guide wires.

We anticipate that our Magellan Robotic System will be used in a variety of endovascular interventions, which may include some of the vascular applications described below. We will first focus on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid, and neurovascular areas with future development.

Potential endovascular interventions

Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the US and in portions of Europe (the UK, France, Germany and Italy) in 2010 was forecasted to be approximately 325,000 and 280,000, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the Vascular System may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more predictable procedure times. In addition, the Vascular System has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper guide wire and catheter selection, and may reduce delays, complications, or technical failures. We also believe that by providing user-friendly and individual control of a guide wire and the catheter tip and through the provision of increased catheter support, the Vascular System may increase the success rate of crossing CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of complex vascular disease.

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

EVAR, however, is in part technically challenging in situations where cannulation of portions of the graft must be achieved under fluoroscopy, or vessel embolization must be achieved prior to deployment of the endograft. The complex anatomy and the difficulty of controlling guide wires and catheters in an enlarged, diseased aorta may produce significant variability in procedure times, fluoroscopy use, and complication rates in patients needing pant leg grafts, or fenestrated or branched grafts. We believe that our Vascular System may be able to provide a more systematic approach to vessel and graft cannulation, which may result in shorter, more consistent procedure times, and reduce radiation exposure and use of contrast.

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

Based on physician interviews we have conducted, technical difficulties associated with coronary artery stenting seem to originate from the lack of stability of the distal section of the guiding catheter and from limited ability of catheters and guide wires to cannulate acutely angulated coronary branches. We believe that by providing stability and steering at the tip of the catheter, as well as instinctive driving of the catheter, the Vascular System may be able to cannulate branches more effectively. We also believe that active catheter control through tip steering and catheter pull wire manipulation can provide increased stability at the site of intervention and may decrease the risk of having the guiding catheter be dislodged out of the coronary artery during guide wire manipulation and therapy delivery.

Potential value of our Magellan Robotic System

Value to the hospital. We believe our Magellan Robotic System provides hospitals with the opportunity to deliver better patient care by providing a safer alternative to conventional endovascular technique using our flexible robotic technology. By reducing procedure times and streamlining endovascular interventions, physician procedural fatigue is reduced and our Magellan Robotic System could help hospitals increase their catheter laboratory utilization and throughput and manage case scheduling more efficiently. We also believe that converting surgical cases to endovascular cases may have a significant effect on length of stay and the likelihood of costly and time consuming complications, and may reduce the risk of complications related to radiation exposure. The Magellan Robotic System also has the potential to improve inventory management, by reducing the number of conventional catheters and guide wires required to be in stock.

Value to the physician. We believe that by providing an instinctive, controlled, systematic approach to vessel navigation, our Magellan Robotic System may reduce the number of catheter and guide wire exchanges required to complete endovascular interventions, simplify catheter and guide wire selection, and minimize the challenges provided by the lack of control of the distal end of conventional catheters. The Magellan Robotic System also has the potential to lower the learning curve for endovascular interventions and enable physicians of varying skill levels to perform more complex cases. Finally, by enabling remote catheter control and vessel navigation, and by providing an ergonomically friendly environment, the Magellan Robotic System may help reduce physician’s skeletal fatigue and exposure to harmful radiation.

Value to the patient. We believe that our Magellan Robotic System for vascular applications may be able to provide patients with a safer alternative to conventional catheter-based interventions. By limiting the need for the operator to rely on vessel wall interactions to cannulate and navigate vessels with the catheter, patients may benefit from lower intra-procedural complications, lower radiation exposure and contrast use, shorter procedure time, and accurate delivery of therapy. In addition, we believe that a robotic system for vascular applications may reduce the volume of conversions to surgery, and allow more complex cases to be performed using the less invasive, endovascular approach, which would result in shorter recovery times.

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

Valve Repair. Heart valve disease is a common disorder which is characterized by a progressive deterioration of one or more of the heart’s valvular structures. Repair of heart valves has historically been accomplished by open heart surgery. Although often very successful in improving valve function, surgery of heart valves is associated with a risk of death and even if successful requires a long post-operative recovery. As a result, cardiologists tend to wait as long as possible before resorting to surgery in patients with deteriorating valve function. There is increasing interest in treating valve disease with less invasive means in order to enable treatment earlier in the disease process and potentially slow or stop the progression of heart failure. In recent years, catheter-based procedures have been developed to repair valves in a surgical manner. We believe that as these procedures develop, physicians will require a new generation of catheters that can be used like surgical tools and which can be precisely controlled. As a result, there may be an opportunity for us to participate in the development of a new generation of procedures in cardiac valve intervention as an alternative to conventional cardiac surgery, potentially offering a safer and more cost-effective approach to the early treatment of heart valve disease.

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

Left Atrial Appendage Occlusion. One of the significant clinical risks associated with atrial rhythm abnormalities is the development of blood clots in the atrial chamber which can result in stroke. The anatomic portion of the left atrium, referred to as the left atrial appendage, or LAA, is particularly susceptible to clot formation. One approach to elimination of the risk of clot formation in the LAA is the use of catheter-based devices that block blood flow and pooling of blood in the LAA, and thereby reduce clotting risk in the atrium. These devices are believed to work well if they are properly positioned and oriented at the opening of the LAA, however, placement can be exceedingly challenging with conventional catheter techniques. We believe that our robotic technology may be able to simplify the process of delivering these devices.

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

Although the FDA has granted 510(k) clearance for the use of the Sensei system in mapping heart anatomy, we will not be able to label or promote either the Sensei system or the Magellan Robotic System or train physicians in their use for any of the above applications unless separate 510(k) clearance or premarket application, or PMA, approval from the FDA is obtained for each such application.

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we have worked together with St. Jude to develop our CoHesion Module, an integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. In August, 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA clearance for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2011, 76 Sensei systems we have shipped are configured with the CoHesion Module.

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

Collaboration with Philips

We have also entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products that we expect will simplify complex cardiac procedures to diagnose and treat arrhythmias. The agreements are intended to lead to the creation of integrated product solutions by combining Philips’ Allura Xper X-ray system with our Sensei system. The resulting innovations will seek to enable electrophysiologists to perform complex procedures with greater confidence and improved efficiency. We believe that closer integration between robotics and imaging systems will afford greater clinical capability in endovascular procedures.

Additionally, in the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular Systems and extended and increased the royalties to be paid to Philips. We reached the final milestone under the agreement and received our final payment from Philips in October, 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and NorthStar Robotic Catheters that are sold, subject to caps, through October 2017.

Also in February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Fiber Optic Shape Sensing and Localization, or “FOSSL”, technology being developed by us and Luna Innovations, Inc. FOSSL is a visualization technology that employs a fiber optic sensor designed to allow physicians to identify both the shape and position of catheters and other tools used in minimally invasive procedures. FOSSL has the potential to enable more efficient and precise control and continuous tracking of flexible tools used in these procedures. Unlike traditional visualization methods, FOSSL is designed to provide visual information in 3D with significant reduction in the use of X-ray. While minimally invasive procedures have advanced significantly in the past 30 years, their potential is still limited by imaging and localization, which remain critical elements to knowing where flexible tools are in the body. Since the incision is so much smaller than typical open surgery and direct visualization is not possible, physicians have to rely on X-ray imaging or localization to know where their instruments are and the shape of the instruments they are manipulating. Significant radiation exposure to the patient and physician is often the result, and usually provides only two dimensional information. With FOSSL-enabled devices, we believe the potential benefits to patients and the physicians that treat them could be substantial, including increased efficiency, control and reduced use of radiation in minimally invasive procedures.

Under the terms of our agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by us from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the agreements signed in February 2011, we received upfront payments of $23.0 million with respect to the FOSSL technology and $6.0 million with respect to the amendment of the joint development agreement and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

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

Research and Development

As of December 31, 2011, our research and development team consisted of 45 people and our regulatory, clinical and quality team consisted of 13 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in the following major areas:

•	continuing to enhance the capabilities of our Magellan Robotic System and NorthStar Robotic Catheter and related accessories;

•	continuing to enhance the capabilities of our existing Sensei system and our Artisan and Lynx catheters through ongoing product and software development;

•	developing new capabilities for our robotic technology;

•	continuing design and research relating to the incorporation of the FOSSL technology into our robotic systems;

•	designing new proprietary disposable interventional devices for use with our Sensei system and our Magellan Robotic System; and

•

developing new applications for our technology and related additions to our Sensei system and our Magellan Robotic System, new control catheters, or integration with other imaging technologies or other modalities.

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

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $12.2 million, $18.2 million and $19.8 million in 2011, 2010 and 2009, respectively, which included credits of $10.6 million and $3.4 million in 2011 and 2010, respectively, related to funds received from our extended joint development agreement with Philips.

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We currently have exclusive distribution agreements in Bahrain, Belorussia, Canada, Czech Republic, Italy, Jordan, Kazakhstan, Saudi Arabia, Portugal, Qatar, Russia, South Africa, United Arab Emirates and Uzbekistan.

As of December 31, 2011, we had a direct sales force, clinical support team and marketing team of 41 employees, but we intend to grow this team, which can be expensive and time consuming. To date, our focus has been mainly on sales of our Sensei system. Beginning in 2011, we also used the same sales and marketing force to focus on sales of our Magellan Robotic System in Europe.

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

Following the initial sale of a system to a hospital, we endeavor to expand the number of physicians who use our systems at that hospital. We believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from procedures performed with our systems. We expect these efforts to increase demand for our disposable products among hospitals, physicians and referring physicians.

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

Our systems utilize proprietary control catheters, as well as software tailored to specific clinical applications. After a system is installed and initial training has been completed, we provide ongoing support in order to increase customers’ familiarity with system features and benefits, with the goal of increasing usage of the system. More frequent usage will result in increased consumption of our disposable catheters. One year of customer support is included with each system. Thereafter, we market extended service contracts to continue to provide support and we anticipate that service beyond the basic warranty will increasingly be an important additional source of revenue.

We expect that our relationships with physician thought leaders in the fields of electrophysiology and vascular disease will continue to be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology and peripheral vascular disease. We plan to continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems.

We have developed a comprehensive solution to assist our customers in marketing their new Sensei system and robotic electrophysiology program. The Flexible Robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic electrophysiology program as a tool to market the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements that are designed to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels. Leveraging off our experience with the Sensei system, we have developed a program to similarly market our Magellan Robotic System.

Customer Service and Support

As of December, 31, 2011, we had a customer service and support team of 11 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers in the United States and the European Union via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

As of December 31, 2011, we had a manufacturing team of 45 employees. We manufacture our Sensei systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our Sensei system are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

In 2008, we moved into a new facility, thus increasing our ability to produce Sensei systems and catheters as well as eventually enabling us to integrate the production of our Magellan Robotic System and NorthStar Robotic Catheter. However, we still face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.

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

The Sensei system and Magellan Robotic System

Our systems incorporate a number of custom parts and components that we have designed and which are manufactured to our specifications by third parties. Our manufacturing strategy for our systems is to assemble some critical subsystems in-house while outsourcing less critical subsystems, and to complete the final assembly and testing of those components in-house in order to control quality.

Artisan, Lynx and NorthStar catheters and guide catheter assembly

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

Software

We develop the software components of our systems, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in July 2010 and received two inspectional observations. The agency accepted our responses and the inspection was closed in 2011. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

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

Our existing quality management system passed European Notified Body audits in 2006, 2007, 2008, 2009, 2010 and 2011, and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to maintain compliance with the FDA requirements or maintain ISO 13485 standards in the future, we may be subject to FDA enforcement action or required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

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

Force Dimension Development and Supply Agreement

On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension manufactures and supplies to us specially-configured motion controllers in accordance with a predefined pricing matrix. We may terminate the agreement for any reason upon 30 days notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei system and our Magellan Robotic System.

Plexus Purchase Agreement

In October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus. Under the agreement, Plexus manufactures parts for us in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. The agreement was extended in September 2009 and again in September 2011 and will remain in effect through May 2016 unless terminated sooner according to provisions in the agreement. The agreement may be extended upon mutual agreement by both Plexus and us. If we are unable to extend this agreement we may not be able to identify alternative sources in a timely fashion and the resulting transition to alternative manufacturers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products.

CMI Agreement

In June 2008, we entered into a development and manufacturing agreement with Contract Medical International, GmbH, or CMI, for development and manufacturing of non-proprietary components related to our Lynx catheters. Under the agreement, CMI manufactures for us in quantities determined by three month rolling forecasts and by purchase orders. In the case of a cancellation of a purchase order, we are responsible for the next three months of production defined in the rolling forecasts. The original agreement expired in June 2011, with a right for us to extend the agreement for three additional one-year periods and has been extended through June 2012. The agreement may be terminated by mutual agreement. If CMI were unable to fulfill demand for such catheter components it could limit our ability to manufacture our Lynx catheter or result in supply interruptions while we identify and certify an alternative supplier.

Reimbursement

We expect that healthcare facilities and physicians in the United States will continue to bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures performed with our products are generally already reimbursable under governmental programs and most private plans and claims for services using our products are generally reimbursed under existing billing codes. We cannot be certain, however, that current coverage, coding and reimbursement policies of third-party payors will continue or the extent to which future changes to coding, coverage and reimbursement policies will affect some or all of the procedures that would use our robotic systems.

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products (currently marketed and under development) and limit our ability to profitably sell our products. For example, the Budget Control Act of 2011, enacted on August 2, 2011, established a process to reduce federal budget deficits. However, because the Congress failed to reduce the federal budget deficit as required under the Act, an automatic “sequestration” process was triggered. This process requires across-the-board cuts to key parts of the federal budget, including but not limited to Medicare. Accordingly, beginning in federal fiscal year 2013, Medicare payments to medical providers and health plans will be reduced by 2%. Such changes to the reimbursement rates for procedures in which our products are used could adversely impact our business. In addition, the Medicare payment systems for hospitals (inpatient and outpatient) and physicians are updated annually and reimbursement rates can vary from year to year based on a number of legislative, regulatory, and/or policy changes. For example, there is a statutory formula for determining the payment rates for physicians’ professional services. Implementation of the statutory formula would result in a significant decrease to physician reimbursement (27.4% for 2012), but the Congress has intervened to prevent such cuts from going through, most recently in the Middle Class Tax Relief and Job Creation Act of 2012, which maintains physician payments at their current rates until December 31, 2012. If Congress fails to intervene in the future to prevent the statutorily-required rate reduction for physician services, the resulting decrease in payment could adversely impact our business.

We are aware that physicians may elect to use products we sell for off-label indications, including, for example, the use of our Sensei system for procedures to treat atrial fibrillation. Currently there is only one catheter which is approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, was granted marketing approval to the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. We believe that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. We cannot be certain, however, that third-party payors will continue to provide coverage and/or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures. If such support is required, we may not be able to satisfy such requests within the limitations of our FDA cleared labeling.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2011, we licensed or owned 64 issued U.S. patents and over 100 pending U.S. patent applications, 29 granted foreign patents and over 60 pending foreign applications. We also share the rights to a number of patents and patent applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Inc., or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design and robotic instrument control which we maintain as trade secrets or copyrighted software.

Further successful commercializing of our Sensei system, our Magellan Robotic System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we receive letters from one or more third parties alleging that certain aspects of our systems infringe issued patent(s) or asking us to consider licensing their patent rights. While we do not believe that our systems infringe any valid and enforceable patent of any third party, there can be no assurance that any third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our systems in the United States or elsewhere. There also can be no assurance that we will not seek to take the initiative in defending ourselves by instituting litigation against such third party challenges.

We have applied for trademark registration of, and claim trademark rights in, “Artisan Extend,” “Magellan” and “NorthStar.” We have obtained trademark registration for, and claim trademark rights in “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Artisan,” “Instinctive Motion,” “Fine Force Technology,” and “IntelliSense” and “CoolSense.”

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

License Agreement with Luna Innovations, Inc.

On January 12, 2010, we entered into license agreement with Luna. Under the license agreement, Luna granted us a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed in connection with our products, except that we can grant full sublicenses to third parties for single degree of freedom medical devices. Intuitive received a corresponding co-exclusive license within the medical robotics field from Luna under a separate license agreement between Intuitive and Luna. Under the license agreement, Luna also granted to us a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape-sensing/localization technology for non-robotic medical devices, which license is exclusive (and fully sublicenseable) within the orthopedics, vascular, and endoluminal fields and otherwise co-exclusive with Luna. We have the right along with Intuitive to enforce the intellectual property licensed by Luna within the medical robotics field.

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

Agreements with Philips

In the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and extended and increased the royalties to be paid to Philips. We reached the final milestone under the agreement and received our final payment from Philips in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and NorthStar Robotic Catheters that are sold, subject to caps, through October 2017.

Also in February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of our agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by us from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the agreements signed in February 2011, we received upfront payments of $23.0 million with respect to the FOSSL technology and $6.0 million with respect to the amendment of the joint development agreement and will be eligible to receive up to an additional $78 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

Competition

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion.

We believe that the principal competitive factors in our market include:

•	safety, efficacy and high-quality performance of products;

•	integration with a three-dimensional visualization methodology;

•	ease of use and comfort for the physician;

•	cost of capital equipment and disposable products, including the cost of installation and maintenance;

•	eligibility for coverage and reimbursement;

•	procedure times and improved clinical outcomes for patients;

•	effective sales, marketing and distribution;

•	brand awareness and strong acceptance by healthcare professionals, hospital administration and patients;

•	training, service and support and comprehensive education for patients and physicians; and

•	intellectual property leadership and superiority.

We consider our primary competition for our robotic systems to be in the following areas:

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

•

Manual catheter-based interventional techniques. The vast majority of interventional EP and peripheral vascular procedures performed today are performed with several types of hand-held catheters including Medtronic, Inc.’s Cryoablation products for EP and manual sheaths and guiding catheters for peripheral vascular procedures. These products evolve rapidly, and their manufacturers are constantly attempting to make them more efficacious in performing the broad range of endovascular procedures conducted by endovascular physicians.

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

•

New approaches. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures. Some of these companies may attempt to use robotic techniques to compete directly with us, such as Corindus, Inc. and Catheter Robotics, Inc. We believe, however, that several of these solutions merely involve robotic control of typical manual devices like off the shelf wires and catheters. We believe that, solely from a clinical perspective, the inability to more effectively control these devices robotically at their tip is a significant departure from the value we have realized through the application of flexible robotics. Many potential competitors also have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP and vascular lab.

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

Our Magellan Robotic System, NorthStar Robotic Catheter and accessories are the subject of a current filing with the FDA and are not commercially available in the United States.

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

We have received an IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013, but we may modify the timing of planned enrollment in the future to minimize expenditures. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. We underwent an FDA inspection, which employed QSIT, in July 2010 and received 2 inspectional observations. The agency accepted our responses and the inspection was closed in 2011. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

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

In September 2006, we received the CE mark for the sale of our Sensei system, and in May 2007 we received the CE mark for our Artisan catheter which allows us to market our system for ablation procedures in Europe and, in September 2010, we received the CE mark for the sale of our Lynx catheter. In July 2011, we received the CE mark for sale of our Magellan Robotic System and NorthStar Robotic Catheter and related accessories. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

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

The American Recovery and Reinvestment Act of 2009, or ARRA, commonly referred to as the economic stimulus package, includes sweeping changes to HIPAA that expand HIPPA privacy and security standards and will likely lead to increased federal and state enforcement standards. The legislation, which was signed into law on February 17, 2009, includes the Health Information Technology for Economic and Clinical Health Act. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to covered entities’ “business associates” — independent contractors of those covered entities that receive or obtain protected health information in connection with providing a service on their behalf. Accordingly, this new legislation effectively expands HIPAA as a vehicle to regulate anyone servicing the healthcare industry that has access to protected health information. ARRA also increases the civil and criminal penalties that may be imposed and gives state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

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

Employees

As of December 31, 2011, we had 174 employees, 45 of whom were engaged directly in research and development, 13 in regulatory, clinical affairs and quality activities, 41 in sales and marketing activities, 11 in customer service and support, 45 in manufacturing and 19 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our Magellan Robotic System, NorthStar Robotic Catheter and related accessories designed, which we refer to as our Vascular System, have received CE mark approval for sale in the European Union. We will be not able to sell our Vascular System for clinical use outside of the European Union until we receive regulatory approval or clearance to do so. We submitted a 510(k) pre-market notification to the FDA on April 11, 2011 for our Vascular System. On September 7, 2011, we received a letter from the FDA responding to our application. The FDA’s initial response requested additional information but did not request additional clinical cases and did not raise questions regarding the 510(k) pathway for the device. On February 6, 2012, we responded to the FDA’s questions and provided the results of additional pre-clinical testing. The FDA or other regulatory authorities could ask us to supplement our submissions, collect more non-clinical data than requested to date, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new clearances or approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior clearances or approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. While we believe that the FDA clearance for our Magellan Robotic System, NorthStar Robotic Catheter and related accessories can be expected in the second quarter of 2012, we cannot predict with certainty whether the data from our preclinical testing and other responses to the FDA will be sufficient to support clearance or how or when the FDA or other regulatory authorities will act with regard to our applications with respect to the Vascular System. If we are unable to obtain clearances for our proposed Vascular System on a timely basis, or at all, or on terms that are necessary for a successful product introduction, our financial condition and cash flow may be adversely affected, and our ability to grow may be limited.

Successful commercialization of our new Vascular System is subject to a manufacturing, marketing, sales and customer service risks.

We have not previously manufactured our Magellan Robotic System, NorthStar Robotic Catheter and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei Robotic System following its initial regulatory approvals in 2007, the marketing and sales effort for our Vascular System will involve different customers, value propositions and purchasing processes. The time needed to obtain market acceptance of a new product such as the Vascular System is highly variable and as a result our commercialization plans may be prolonged. While we have prepared new training materials specifically for our Vascular System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Vascular System. As a result, with greater physician experience with our Vascular System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Vascular System, our financial condition and results of operations could be adversely impacted.

We may not be able to further develop our Vascular System as planned.

We intend to further develop our Vascular System, consisting of our Magellan Robotic System, our NorthStar Robotic Catheter and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 and determined that our internal control was effective as of that date. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price.

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

As a result of our audit committee-led investigation in 2009, restatement of our financial statements for the years ended December 31, 2007 and 2008 and the quarterly periods ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009 and related matters, we have been the subject of negative publicity. While we have settled the SEC’s investigation of our company, negative publicity associated with our company may continue as the SEC pursues claims against two of our former officers. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and condition. We also believe that this negative publicity could potentially damage our ability to recruit and retain employees. Should we continue to be the subject of negative publicity, it could have a material adverse effect on our business.

Potential indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

Several individuals who are current members of our Board of Directors and several former officers and former members of our Board of Directors are the defendants in pending lawsuits related to the restatement of our financial statements, two former officers are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter in September 2011. As of December 31, 2011, we have also received regulatory approvals related to our Sensei system in Russia, Thailand, Taiwan, Australia and India. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have increased significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of December 31, 2011, we had an accumulated deficit of $274.8 million. We have funded our operations to date principally from the sale of our securities and through issuance of debt. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity. In 2011, we issued equity and entered in a new debt facility. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Volatility in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. We will continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. In particular, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Also, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

We expect to incur substantial additional net losses for at least the next year as we continue our development and commercialization efforts on our Magellan Robotic System and NorthStar Robotic Catheter, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our reported research and development expenses to increase in 2012 as compared to 2011 levels as we will not receive reimbursements from Philips in 2012 as we did in 2011. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

If Philips is unable to develop or license new products or applications for the FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability monetize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sell products containing FOSSL technology. Approximately two-thirds of the up to $78.0 million of potential future payments could arise from Philips’ sublicensing the FOSSL technology, but Philips has no obligations to do so. Under certain circumstances, we have the right to reacquire certain of the rights licensed to Philips for an amount which in the aggregate would be greater than the upfront payment amounts received by us from Philips in connection with the agreements related to the FOSSL technology, however, there can be no assurance that we would have the capital resources to exercise such rights or that we could find another commercial partner or develop commercially such technologies. In addition, Philips’ sales of products containing the FOSSL technology could be sufficient to result in our not having any rights to reacquire any of the rights licensed to Philips, yet too low to result in any royalty payments to us. If any of these events occurred, we would be unable to realize the full financial benefits of our agreements with Philips and may be delayed or unable to monetize the FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We may be unable to complete our clinical trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system for expanded uses and impair our financial position.

We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013, but we may modify the timing of planned enrollment in the future to minimize expenditures. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

We have a debt facility with Oxford Finance LLC and Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

On December 8, 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. We are obligated to pay interest only on the loan through December 31, 2012, provided that the interest only period will be extended through June 30, 2013 if we receive approval from the U.S. Food and Drug Administration for our Magellan Robotic System prior to December 31, 2012. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits our ability to do any of the following:

•	undergo certain change of control events;

•	convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets;

•	create, incur, assume, or be liable with respect to certain indebtedness;

•	grant certain liens;

•	pay dividends and make certain other restricted payments;

•	make certain investments;

•	make payments on any subordinated debt;

•	enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same.

In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for each of our domestic subsidiaries.

As of December 31, 2011, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of our systems often represents a significant capital purchase for our customers and many customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of one of our systems. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. We believe that the macroeconomic environment and the deterioration in confidence and spending in the United States and, increasingly, in Europe, have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve sustained profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011. In the United States, we market our Sensei system and Artisan catheter through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

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

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on Artisan catheters and quality control and assurance. The costs resulting from these challenges and our relocation to a larger facility have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our Artisan catheters or our Sensei system, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our Sensei system, Artisan catheters, Magellan Robotic System or NorthStar Robotic Catheter our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and NorthStar Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. Because the FDA has determined that there is a reasonable likelihood that our products could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013, although we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts.

As noted above, we submitted a 510(k) pre-market notification application with the FDA on April 11, 2011 for our Vascular System. On September 7, 2011, we received a letter from the FDA responding to our application. The FDA’s initial response requested additional information but did not request additional clinical cases and did not raise questions regarding the 510(k) pathway for the device. On February 6, 2012, we responded to the FDA’s questions which response included the results of additional pre-clinical testing.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter and related accessories designed for use with the Magellan System in September 2011, but may be required to seek separate clearances from the European Union in order to market our products for any additional uses. Regulatory approvals may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and Artisan catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan Robotic System and NorthStar Robotic Catheter are a viable alternative for vascular diseases, they may choose not to use our products.

We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of recent studies have been published on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. For example, one study reported a statistically insignificant higher rate of major complications for patients treated with our system than those treated manually and one patient in the robotic arm of the study died. This study or other studies may create a perception that our system is not as effective and/or safe as manual technique. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Furthermore, we are commencing the commercializing our Magellan Robotic System and NorthStar Robotic Catheter for the treatment of vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan Robotic System or to perform procedures enabled by the Magellan Robotic System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.

In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei system and Magellan Robotic System and, as a result, our business and results of operations, could be harmed.

Until other products are developed and receive regulatory approval and clinical acceptance, we expect to derive substantially all of our revenues from sales of our Sensei system and our catheters, in addition to our recently-introduced Magellan Robotic System and NorthStar Robotic Catheter. If hospitals do not purchase our system, we may not generate sufficient revenues to continue our operations.

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

We have received FDA clearance of our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with two specified mapping catheters, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label our products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have commenced a clinical trial for the use of our Sensei system and Artisan catheter with an ablation catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Thus, efforts are underway to eventually seek regulatory clearance for the use of our Sensei system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters. The future of our electrophysiology business will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

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

Due to these legal constraints, our U.S. sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and the use of this device with the two mapping catheters that are identified in our FDA-cleared label. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another governmental authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

It is our policy to train U.S. physicians to only insert, navigate, map and remove catheters using our Sensei system. Physicians must obtain training elsewhere to learn how to ablate cardiac tissue to treat atrial fibrillation, which is an off-label procedure with our Sensei system. This training may be provided in the U.S. by third parties, such as hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you that a sufficient number of U.S. physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train U.S. physicians to use our Sensei system for cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

Training in the use of our products by U.S. physicians is regulated by the FDA. We monitor our training to ensure that off-label use is not promoted or enabled. However, from time to time, we may sponsor third party training. There is a risk that independent peer-to-peer interaction between physicians and other third party training may include discussion or observation of off-label procedures because most procedures performed to date using the Sensei system involve both mapping and cardiac ablation. If any such activities are attributed to us, the FDA or other governmental entities could conclude that we have engaged in off-label promotion of our products, which could subject us to significant liability.

Because our markets are highly competitive, customers may choose to purchase our competitors’ products, which would result in reduced revenue and harm our financial results.

Our Sensei system is still considered a new technology and must compete with established manual interventional methods and methods of our competitors, such as Stereotaxis, Inc., in remote navigation. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe® system, which has been in the market since 2003, four years earlier than our Sensei system, has been adopted by a number of leading clinicians. Similarly, our Magellan Robotic System is a new technology and must compete with established manual interventional techniques. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008 and continuing through 2011, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and NorthStar Robotic Catheter could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun commercialization in Europe of a new robotic system to be used in endovascular applications, are seeking U.S. regulatory approvals for the system and are continuing development of a next generation version of the system. We expect to spend considerable amounts in the development and commercialization of this device and in obtaining regulatory approval. In 2011, net cash used in operating activities was $36.4 million, which included $9.0 million received from Philips associated with the amended extended joint development agreement. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

The technology underlying our systems is designed to have the potential for applications beyond electrophysiology and vascular disease which require a control catheter to approach diseased tissue. We further believe that the technology underlying our system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. We will be required to seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our technology. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our electrophysiology applications as well as the development of non-electrophysiology applications.

We are dedicating significant resources to the development and commercialization of our Magellan Robotic System, NorthStar Robotic Catheter and associated accessories. These efforts may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August, 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our systems. Additionally, in the event that a physician uses our Sensei system or Magellan Robotic System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain recent regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare-severity diagnosis related group, or MS-DRG system.

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

Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, and other mechanisms designed to constrain utilization and contain costs. Hospitals are also seeking to reduce costs through a variety of mechanisms, which may increase price sensitivity among customers for our products, and adversely affect sales, pricing, and utilization of our products. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. We cannot predict the potential impact of cost-containment trends on future operating results.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

In January 2012, our Vice President of Marketing and Business Development resigned, in December 2011, our Vice President of Legal Affairs resigned, in May 2011, our Senior Vice President of Regulatory and Chief Technology Officer resigned, in January 2011, our Vice President of U.S. Commercial Operations resigned and in October 2010, our Senior Vice President of Operations resigned. We hired a new Vice President of Clinical Affairs and Training in October 2010, a new Vice President of Engineering in November 2010, a new Vice President of U.S. Commercial Operations in April 2011, a new Chief Financial Officer in June 2011 and a new Vice President and General Counsel in January 2012. If we are unable to recruit qualified individuals in a timely manner, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

Our future revenue and operating results will depend on our ability to manage the possible future growth of our business. We have experienced periods of significant growth in the scope of our operations. This growth has placed significant demands on our management, as well as our financial and operations resources. In order to achieve our business objectives, however, we will need to continue to grow, which presents numerous challenges, including:

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

We sell our systems internationally and are subject to various risks relating to such international activities which could adversely affect our international sales and operating performance.

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

Our financial results are subject to currency fluctuations as a result of our international operations which could decrease our revenues.

In 2011, approximately 53% of our total revenues were generated outside the United States. While most of these revenues were denominated in U.S. dollars, approximately 20% of our total revenues were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $452,000 in revenues for 2011.

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

We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that such patent protection will confer any significant commercial advantage. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings and, starting in 2012, post grant and inter partes review in the United States Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination, post grant review, inter partes review, and opposition proceedings may be costly. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Magellan Robotic System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

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

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or PMAs, and may require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not modifications require a new approval, supplement or clearance. A manufacturer of a 510(k) cleared product is required to obtain 510(k) clearance for device modifications that could significantly affect the safety or effectiveness of the device, or constitute a major change in the intended use of the subject device. Accordingly, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013. Additionally, we may modify the timing of planned enrollment in the future to minimize expenditures. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our International Operations expose us to liability under global anticorruption laws.

We are also subject to the U.S. Foreign Corrupt Practices Act, or “FCPA” and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 29, 2012, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Based on our review of publicly available filings as of February 29, 2012, our five largest stockholders collectively owned approximately 36.0 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 10.9 percent of the outstanding shares of our common stock as of February 29, 2012. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Pursuant to our loan agreement with Oxford and Silicon Valley Bank, we must obtain Oxford’s and Silicon Valley Bank’s prior written consent in order to pay any dividends on our common stock.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the United States Securities and Exchange Commission and the Nasdaq Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

ITEM 3. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motion to dismiss on January 9, 2012. The hearing on Defendants’ motion to dismiss is set for April 19, 2012. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers (the “Individual Defendants”), as well as our former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as a named plaintiff and subsequently sent a shareholder demand letter to the Company. The action continued with Daneshmand as the sole named plaintiff. We have reached a settlement of the Cates and Daneshmand Actions, as well as the Brown Action (see below) and the Cates shareholder demand (see below). On January 27, 2012, the Santa Clara Superior Court entered an order preliminarily approving that settlement. The hearing on final approval of the settlement is set for April 6, 2012.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Briefing on the appeal is complete, although no hearing date has been set. Following the parties’ settlement agreement, the Ninth Circuit placed the appeal in its mediation program so as to monitor the status of the settlement. Plaintiff will dismiss the appeal upon final approval of the settlement by the Santa Clara Superior Court.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by our outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that our Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our Board has not commenced the requested action or if our Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, we received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that we investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders. Our Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski and Fox in their letters. Our Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in our best interests and it affirmatively objects to the commencement of any litigation on our behalf. On January 11, 2011, we received a letter from counsel for purported Hansen stockholder Dawn Cates demanding that our Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders, and PwC. On January 18, 2011 our Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in our best interests, and it affirmatively objects to the commencement of any litigation on our behalf.” As discussed above, we have reached a tentative settlement of the Cates shareholder demand.

On October 6, 2011, the Securities and Exchange Commission (“Commission”) accepted our Offer of Settlement (“Offer”) to resolve a pending investigation by the Commission staff. Pursuant to the settlement, the Company consented to the entry of an administrative order (“Order”) directing us to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records and internal control provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and under Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. We consented to the entry of the Order without admitting or denying the factual findings or legal conclusions contained in the Order. The Commission did not charge any of our directors or current officers or employees with any violations, and did not seek any penalty or other monetary relief against us. The entry of the Order fully resolves the SEC investigation of us relating to the issues surrounding the restatement.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 29, 2012, there were approximately 245 holders of record of our common stock and 60,537,240 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table lists the low and high sales prices for each period indicated:

	2011		2010
	Low	High	Low	High
First quarter	$1.43	$2.39	$2.04	$3.25
Second quarter	2.07	3.78	2.00	2.82
Third quarter	2.62	5.28	1.37	2.25
Fourth quarter	1.99	3.40	1.24	1.99

The closing price for our common stock as reported by the Nasdaq Global market on February 29, 2012 was $3.19 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,397,908	(1)	$6.28	(2)	1,254,485	(3)
Equity compensation plans not approved by security holders	2,060,000	(4)	$2.25		—

Total	8,457,908		$5.06		1,254,485

(1)	Includes 4,766,904 shares issuable upon exercise of outstanding options.
(2)	Does not take into account restricted stock units, which have no exercise price.
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
(4)	Represents options issued to our current CEO and CFO upon the commencement of each of their employment with us. On June 9, 2010 we granted 1,700,000 options to our CEO at the then-current market price with a life of seven years. The shares vest over four years from the date of grant with 12.5% vesting six months from the option grant date and 1/42 of the remaining balance vesting each month thereafter. On June 20, 2011 we granted 360,000 options to our CFO at the then-current market price with a life of seven years. The shares vest over four years from the date of grant with 25% vesting one year from the option grant date and 1/36 of the remaining balance vesting each month thereafter

Recent Sales of Unregistered Securities

In November 2011, we entered into two definitive stock purchase agreements to sell an aggregate of 4,784,690 shares of our common stock for $2.09 per share in a private placement transaction. Pursuant to one purchase agreement, we sold an aggregate of 2,392,345 shares of common stock to Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP (collectively, the “Oracle entities”). Pursuant to the other purchase agreement, we sold 2,392,345 shares of common stock to Jack W. Schuler. The Oracle entities and Mr. Schuler were both existing stockholders. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission (the “SEC”) and, as such, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, pursuant to the terms of the agreements, we filed a registration statement on Form S-3 with the SEC covering resales of the securities on January 5, 2012.

On December 8, 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. As part of the financing, the lenders received warrants to purchase up to an aggregate of 660,793 fully paid and non-assessable shares of our common stock at an exercise price equal to $2.27 per share. These warrants may be exercised on a cashless net exercise basis and will expire seven years from the date of issuance.

Uses of Proceeds from Sale of Registered Securities

Not applicable

Issuer Purchases of Equity Securities

None

Performance Graph1

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2006.

Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Hansen Medical, Inc	$100.00	$259.45	$62.56	$26.26	$12.91	$22.36
Nasdaq Composite	100.00	110.26	65.65	95.19	112.10	110.81
Nasdaq Medical Equipment	100.00	136.67	74.41	101.38	108.94	122.28

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

	2011(1)	2010(2)	2009	2008	2007(3)
	(In thousands, except per share data)
Operations:
Revenues	$22,129	$16,634	$22,203	$23,446	$9,464
Loss from operations	(15,666)	(35,005)	(51,296)	(58,413)	(54,040)
Net loss	(16,712)	(37,895)	(52,449)	(57,868)	(50,859)
Basic and diluted net loss per share	(0.30)	(0.78)	(1.55)	(2.39)	(2.35)
Shares used to compute basic and diluted net loss per share	55,362	48,881	33,892	24,232	21,603
Financial Position:
Cash and cash equivalents	36,520	25,769	9,553	17,377	30,404
Short-term investments	15,690	2,264	18,726	17,846	18,148
Working capital	54,349	21,535	21,004	35,687	47,131
Total assets	76,759	57,944	60,741	74,134	60,031
Debt	29,147	6,238	9,803	12,476	3,309
Accumulated deficit	(274,797)	(258,085)	(220,190)	(167,741)	(109,873)
Stockholders’ equity	33,481	30,772	33,753	42,843	48,626

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations, Inc. of $10.0 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2007 include the impact of the write-off of acquired in-process research and development related to the acquisition of AorTx of $11.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei™ Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with greater stability and control in interventional procedures. Our Magellan™ Robotic System is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving clinical outcomes and permitting more complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of December 31, 2011, we had an accumulated deficit of $274.8 million. We expect our losses to continue through at least 2012 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx® catheter in September 2010. In July 2011, we received CE Mark for our Magellan Robotic System and received a CE Mark for the NorthStar™ Robotic Catheter and related accessories designed for use with the Magellan system in September 2011.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

In April 2007, we entered into development and marketing agreements with St. Jude Medical, Inc., or St. Jude. Pursuant to these agreements, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s Ensite® system. Under the agreements, we are solely responsible for obtaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. In addition, under the terms of the co-marketing agreement, we granted St. Jude the exclusive right to distribute products developed under the joint development agreement when ordered with St. Jude products worldwide, excluding certain specified countries, for the diagnosis and/or treatment of electrophysiologic cardiac conditions. In August, 2010, we entered into an agreement with St. Jude to commercialize new products based on the companies’ complementary technologies for treating patients suffering from heart rhythm disorders. The agreement permits us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders.

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

In November 2009, we entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products that we expect will simplify complex cardiac procedures to diagnose and treat arrhythmias. The agreements are intended to lead to the creation of integrated product solutions by combining Philips’ Allura Xper X-Ray system with our Sensei system. The resulting innovations will seek to enable electrophysiologists to perform complex procedures with greater confidence and improved efficiency. We believe that closer integration between robotics and imaging systems will afford greater clinical capability in endovascular procedures.

Additionally, in December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Vascular System. The Vascular System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Vascular System and extended and increased certain royalty fees to be paid to Philips based on sales of the Vascular System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized as a reduction to research and development costs ratably as milestones were met through the end of the term of the agreement, which was in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and NorthStar Robotic Catheters that are sold, subject to caps, through October 2017

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts we received from Philips in connection with the agreements related to the FOSSL technology.

The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

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

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Revenues also include and are expected to include sales of our Magellan Robotic System and NorthStar Robotic Catheter. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We adopted the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance.

Under our revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is generally determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer.

•	Delivery.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, we allocate revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the our or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers. If neither VSOE nor TPE exist for a specific element, we allocate revenue to the various elements based on our best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account our target prices and overall pricing objectives. In situations where we have delivered certain elements but not delivered other elements, we, after we have allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Prior to January 1, 2011, we allocated revenue to the various elements based solely on VSOE of the elements. When contracts contained multiple elements wherein VSOE existed for all undelivered elements, the residual method prescribed by authoritative guidance regarding software revenue recognition was used to account for the delivered elements. Under the residual method, the full VSOE of the undelivered element was deferred until that element was delivered and any residual revenue was then recognized. When we could not reasonably determine the VSOE of an undelivered element, the entire arrangement fee was deferred until all elements were delivered. If we could not establish VSOE for an element of the arrangement and the only undelivered element was post-contract customer support (“PCS”), the arrangement fee was recognized ratably over the term of the PCS. If we could not establish VSOE except for PCS, revenue was recognized under the residual method when the only remaining undelivered element was PCS. For all periods presented through December 31, 2010, we did not have VSOE for training and installation services, but did have VSOE for PCS and recognized revenue once the only undelivered element was PCS.

•

Systems. Typically, ownership of the Sensei system or Magellan Robotic System passes to customers upon shipment, at which time delivery is deemed to be complete. Substantially all of the sales contracts for systems include installation and training. Prior to January 1, 2011, as these services were not deemed to be perfunctory and we had not established VSOE for these elements, all such system revenue was deferred until training and installation were completed.

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2011, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, we determined that the impairment of our investment in Luna Innovations, Incorporated, common stock was other than temporary. As such, we permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, we further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, we recorded an impairment loss of $1.1 million of property and equipment related to the termination of our relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2011, we had $8.3 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

•	Expected Volatility. Our estimate of volatility is based on a blend of average historical volatilities of our stock price and the volatility of similar entities.

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

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, we would record a loss and a liability. As of

December 31, 2011, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2011, we had federal and state net operating loss carryforwards of approximately $179.1 million and $162.8 million, respectively. At December 31, 2010, we had federal and California net operating loss carryforwards of approximately $162.0 million and $147.7 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2012 through 2031 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $103.1 million and $97.4 million at December 31, 2011 and 2010, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous five years through 2011; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2012, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. As the result of the sale by us of 11,700,000 shares of common stock in April 2009, the sale by us of 16,100,000 shares of common stock in April 2010 and the sale by us of 4,785,000 shares of common stock in November 2011, such an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed at that time could be limited.

Financial Overview

Revenues

We made our first commercial shipments to Europe in the first quarter of 2007 and recognized our first revenues in the second quarter of 2007 for both European and U.S. customers. 2008 represented our first full year of revenues. Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and, beginning in 2008, post-contract customer service. In the fourth quarter of 2011 we made our first installation of our Magellan Robotic System and NorthStar Robotic Catheter. We anticipate that future revenues will be impacted by the sale of our Vascular System. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. Prior to our first commercial shipments in the second quarter of 2007, research and development expenses also included manufacturing costs for commercial products, including start-up manufacturing costs. We expect research and development expenses in 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses in 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

Gain on Settlement of Litigation

Gain on settlement of litigation in 2010 consists of the value of common stock, common stock warrants and a note receivable received in connection with the settlement of our litigation with Luna.

Gain on Sale of Intellectual Property

Gain on sale of intellectual property consists of amounts received in exchange for patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$16,720	$11,617	$5,103	44%
Service	5,409	5,017	392	8%

Total revenues	$22,129	$16,634	$5,495	33%

The increase in revenue in 2011 compared with 2010 is due mainly to an increase in the number of systems and catheters sold. The increase in the number of systems sold is mainly due to the recognition of revenue on 12 systems that were previously in deferred revenue in addition to systems that we were able to recognize revenue on due to our adoption of new accounting guidance for 2011. Increases in catheter sales were due primarily to increases in our installed base. This was partially offset by decreases in our average selling prices on systems, due principally to sales to international distributors, which tend to generate lower average selling prices, in addition to greater discounting on system sales in 2011 as compared to 2010. Service revenue increased in 2011 as compared to 2010 due primarily to our increased installed base. We have experienced significant fluctuations in quarterly revenues, primarily due to the fact that we are still in the early stages of our commercial launch and, especially beginning in the fourth quarter of 2008 and continuing through 2011, difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new healthcare reform legislation that has impacted capital purchases by health care providers. As discussed in our risk factors, these conditions can cause potential customers to delay purchases and can lengthen sales cycles and these factors have contributed to the variability of our results. We expect these fluctuations to continue. Future revenues will also be impacted by the sale of our Vascular System.

Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$14,600	$11,860	$2,740	23%
Service	2,611	2,876	(265)	(9)%

Total cost of revenues	$17,211	$14,736	$2,475	17%
As a percentage of revenues	77.8%	88.6%

Cost of revenues as a percentage of revenues for 2011 improved over 2010 levels primarily due to the increased level of sales. Cost of revenues for 2011 included stock-based compensation expense of $805,000 compared to $726,000 in 2010. We expect that cost of revenues both as a percentage of revenues and on a dollar basis will continue to vary significantly through 2012 due, among other things, to fluctuations in revenue levels, the timing of revenue recognition on shipped systems, average selling prices, the mix of products sold, including the introduction of our Vascular System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Research and development	$12,156	$18,170	$(6,014)	(33)%

The decrease in research and development expenses in 2011 compared to 2010 was primarily due to an increase of $7.1 million in the recognition of funded development costs under the Philips agreement in 2011 as compared to 2010, partly offset by a $0.4 million non-cash charge related to the issuance of common stock for the acquisition of technology and an increase in outside services, materials and overhead expenses, exclusive of Philips reimbursements, related primarily to costs associated with the development of vascular applications of our technology, and increases in employee-related expenses. Research and development expenses included $1.7 million of stock-based compensation in both 2011 and 2010. We expect research and development expenses in 2012 to decrease compared with 2011 levels excluding the impact of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Selling, general and administrative	$31,428	$28,736	$2,692	9%

The increase in selling, general and administrative expenses in 2011 compared to 2010 was primarily due to an increase of $1.5 million in stock-based compensation expense, due primarily to the increased issuance of restricted stock units in 2011 as compared to 2010 and the vesting of the unvested portion of stock options held by our chairman as he transitioned to a non-employee status in addition to increases in overhead expenses and marketing expenses. The increase also reflected an increase in marketing expenses related to the introduction and promotion of our Vascular System and increases in supplies and overhead. Selling, general and administrative expenses in 2011 included $4.1 million of stock-based compensation expense compared to $2.6 million in 2010. We expect our selling, general and administrative expenses in 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

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

Gain on Sale of Intellectual Property

	Year Ended December 31,		Change
(Dollars in thousands)	2011	2010	$	%
Gain on sale of intellectual property	$23,000	$—	$23,000	N/A

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the FOSSL technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments. The agreement also contains customary representations, warranties and indemnification provisions by each party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. Each party may terminate the agreements for material breach by the other party. In connection with the licensing of the technology, we received an upfront nonrefundable payment of $23.0 million which was recognized immediately in operating income. We will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology.

Interest Income

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest income	$150	$427	$(277)	(65)%

Interest income from cash, cash equivalents and investments and from our note receivable from Luna decreased in 2011 compared to 2010 primarily due to the lower cash balances and the payoff of the note receivable by Luna. We expect interest income in 2012 to increase compared to 2011 levels due to our higher cash, cash equivalents and investments balances.

Interest Expense

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Interest expense	$(573)	$(705)	$132	(19)%

Interest expense decreased in 2011 compared to 2010 primarily due to the decrease in the outstanding balance of our term equipment line. We expect interest expense to increase in 2012 over 2011 levels due to our new debt agreement.

Other Expense, net

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Other expense, net	$(623)	$(2,612)	$1,989	(76)%

Other expense, net decreased in 2011 compared to 2010 primarily due to the $1.9 million write down of our equity investment in Luna in the third quarter of 2010, partially offset by the $0.3 million write down of that same investment in the fourth quarter of 2011. The remaining variance is due to a decrease in unrealized losses on the valuation of the Luna Warrants and decreases in realized foreign exchange losses, partially offset by the loss on the settlement of the Luna note receivable.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Product	$11,617	$20,324	$(8,707)	(43)%
Service	5,017	1,879	3,138	167%

Total revenues	$16,634	$22,203	$(5,569)	(25)%

The decrease in revenue in 2010 as compared to 2009 was due mainly to a decrease in the number of systems shipped in addition to a decrease in our average selling prices. The decrease in our average selling prices of Sensei systems in 2010 as compared to 2009 was due primarily to the fact that, beginning in the third quarter of 2009, we began to include one year of post-contract customer service, or “PCS”, with the sale of our Sensei systems. PCS revenue is removed from the selling price of the Sensei system and is recognized ratably over the service period as a component of service revenue. PCS was not included in Sensei system sales for the first six months of 2009. The impact of the PCS was partially offset by sales in 2010 of our improved Sensei X model, which has a higher list price than our original Sensei model. Sales of catheters increased slightly in 2010 as compared to 2009 due principally to our increased installed base. Service revenue increased in 2010 as compared to 2009 due to our inclusion of one year of PCS with the sale of Sensei systems and as more existing customers transition from the first year of warranty to our service contracts.

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

The change in research and development expenses in 2010 compared to 2009 was primarily due to a decrease of $3.4 million due to the recognition in 2010 of funded development costs under the Philips agreement in addition to decreases in stock-based compensation expense and other employee-related expenses, partially offset by an increase of $1.9 million in costs of outside services provided by Luna and an increase of $1.0 million in outside services, materials and overhead expenses, exclusive of Luna services and Philips reimbursements related primarily to costs associated with the development of vascular applications of our technology. Total research and development expenses in 2010 included $1.7 million of stock-based compensation expense compared to $2.4 million in 2009.

Selling, General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Selling, general and administrative	$28,736	$37,524	$(8,788)	(23)%

The change in selling, general and administrative expenses in 2010 compared to 2009 was primarily due to a decrease of $5.7 million in litigation costs associated with our 2009 trial against Luna, a decrease of $1.6 million in stock-based compensation expense, due primarily to the effects of our lower average stock price, a decrease of $1.1 million related to a charge in 2009 for the write-off of non-recoverable fixed assets related to our decision to terminate our relationship with our European subcontractor for the manufacture of catheters in addition to decreases in employee-related expenses. Selling, general and administrative expenses in 2010 included $2.6 million of stock-based compensation expense compared to $4.2 million in 2009.

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

Liquidity and Capital Resources

	2011	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$36,520	$25,769	$9,553
Short-term investments	15,690	2,264	18,726

Total cash, cash equivalents and short-term investments	$52,210	$28,033	$28,279

Cash used in operating activities	$(36,391)	$(29,069)	$(39,175)
Cash provided by (used in) investing activities	12,661	18,650	(2,058)
Cash provided by financing activities	34,481	26,635	33,409

Net increase (decrease) in cash and cash equivalents	$10,751	$16,216	$(7,824)

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods adjusted for the gain on sale of intellectual property in 2011 and the gain on settlement of litigation in 2010, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation, loss of disposal of fixed assets and net unrealized losses on investments. Additionally, net cash used in operations in 2011 was negatively impacted by increases in accounts receivable and inventory balances due to higher shipments at the end of 2011 and a slight build in inventory related to our Vascular System and by a decrease in deferred revenue. Net cash used in operating activities in 2010 was positively impacted by a decrease in accounts receivable and inventory balances due to the lower level of sales and an increase in deferred revenue, accounts payable and accrued liabilities balances. Net cash used in operating activities in 2009 was positively impacted by a decrease in average accounts receivable balances due to improved collections in 2009, and was negatively impacted by decreases in accounts payable and accrued liabilities resulting from our lower level of expenses in 2009.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by net purchases of short-term investments as we manage our portfolio, including the cash raised during the year, to provide interest income and liquidity for our operations. Net cash provided by investing activities for 2010 primarily relates to the net proceeds from the sales and maturities of short-term investments. Net cash used in investing activities for 2009 primarily relates to the net purchases of investments. Investing activities were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our company.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2011 is primarily due to the proceeds from our new loan agreement, partially offset by the repayment of the existing loan balance. The remaining cash provided by financing activities in 2011 as well as in 2010 and 2009 was mainly due to the cash received from our equity offerings in addition to receipts from our employee stock purchase plan and from the exercises of stock options, partially offset by scheduled debt repayments.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2011 we had an accumulated deficit of $274.8 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds.

In December 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through December 31, 2012, provided that the interest only period will be extended through June 30, 2013 if we receive approval from the U.S. Food and Drug Administration for our Magellan Robotic System prior to December 31, 2012. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits our ability to do any of the following:

•	undergo certain change of control events;

•	convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets;

•	create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt;

•	grant certain liens;

•	pay dividends and make certain other restricted payments;

•	make certain investments;

•	make payments on any subordinated debt;

•	enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same.

In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for each of our domestic subsidiaries.

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of December 31, 2011, we were in compliance with all financial covenants.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2011, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2011, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $0.2 million. We have not, nor do we anticipate the need to, repatriate funds or accounting gains or losses to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008 and continuing through 2011, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Sensei system and Vascular System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of December 31, 2011 and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs beyond the next twelve months. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

•	our ability to maintain compliance with debt covenants;

•	the cash collected from and the revenue and margins generated by sales of our current and future products;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	the success of our research and development efforts;

•	our ability to generate revenue in a time of overall economic uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve and maintain manufacturing cost reductions;

•	our ability to achieve and maintain operating cost reductions;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against us or individuals indemnified by us;

•	the emergence of competing or complementary technological developments; and

•	the acquisition of businesses, products and technologies.

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating leases—real estate	$6,115	$1,982	$4,059	$74	$—
Debt, including interest	38,590	2,835	23,046	12,709	—

Total	$44,705	$4,817	$27,105	$12,783	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Current future debt payments relate to principal and interest payments related to the $30.0 million we have borrowed under our loan agreement with Oxford and Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2011, we had $1.7 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.

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

Off-balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2011, the fair value of our cash, cash equivalents and short-term investments was approximately $52.2 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2011, sales denominated in foreign currencies were approximately 20% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $452,000 in revenues for 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hansen Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the consolidated financial statements, in the year ended December 31, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hansen Medical, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

In our opinion, the accompanying consolidated statement of operations, consolidated statement of stockholders’ equity, and of the consolidated statement of cash flows present fairly, in all material respects, the financial position of Hansen Medical, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2010

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,520	$25,769
Short-term investments	15,690	2,264
Accounts receivable, net of allowance of $— and $3 at December 31, 2011 and 2010, respectively	5,493	4,207
Inventories	6,617	6,232
Deferred cost of revenues	1,573	3,277
Current portion of note receivable	—	1,201
Prepaids and other current assets	1,829	1,796

Total current assets	67,722	44,746

Property and equipment, net	8,300	10,145
Note receivable, net of current portion	—	2,617
Restricted cash	65	65
Other assets	672	371

Total assets	$76,759	$57,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,944	$3,157
Accrued liabilities	4,153	4,852
Current portion of deferred revenue	6,276	11,637
Current portion of long-term debt	—	3,565

Total current liabilities	13,373	23,211

Deferred rent, net of current portion	568	667
Deferred revenue, net of current portion	162	—
Long-term debt, net of current portion	29,147	2,673
Other long-term liabilities	28	621

Total liabilities	43,278	27,172

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000 shares Issued and outstanding: 59,981 and 53,901 shares at December 31, 2011 and 2010, respectively	6	5
Additional paid-in capital	308,153	289,219
Accumulated other comprehensive loss	119	(367)
Accumulated deficit	(274,797)	(258,085)

Total stockholders’ equity	33,481	30,772

Total liabilities and stockholders’ equity	$76,759	$57,944

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues:
Product	$16,720	$11,617	$20,324
Service	5,409	5,017	1,879

Total revenues	22,129	16,634	22,203
Cost of revenues:
Product	14,600	11,860	14,241
Service	2,611	2,876	1,906

Total cost of revenues	17,211	14,736	16,147

Gross profit	4,918	1,898	6,056

Operating expenses:
Research and development	12,156	18,170	19,828
Selling, general and administrative	31,428	28,736	37,524
Gain on settlement of litigation (Note 6)	—	(10,003)	—

Total operating expenses	43,584	36,903	57,352
Gain on sale of intellectual property (Note 5)	23,000	—	—

Loss from operations	(15,666)	(35,005)	(51,296)
Interest income	150	427	307
Interest expense	(573)	(705)	(1,081)
Other expense, net	(623)	(2,612)	(379)

Net loss	$(16,712)	$(37,895)	$(52,449)

Basic and diluted net loss per share	$(0.30)	$(0.78)	$(1.55)

Shares used to compute basic and diluted net loss per share	55,362	48,881	33,892

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid- In Capital	Deferred Stock- based Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances, January 1, 2009	25,273,623	$3	$210,548	$(44)	$77	$(167,741)	$42,843
Exercise of stock options	392,044	—	363	—	—	—	363
Issuance of common stock pursuant to the employee stock purchase plan	154,791	—	446	—	—	—	446
Issuance of common stock pursuant to public offering	11,692,000	1	35,277	—	—	—	35,278
Amortization of deferred stock-based employee compensation	—	—	—	44	—	—	44
Non-employee stock-based compensation	—	—	(18)	—	—	—	(18)
Employee share-based compensation expense, net of cancellations	—	—	7,352	—	—	—	7,352
Comprehensive loss:
Net loss	—	—	—	—	—	(52,449)	(52,449)
Change in unrealized loss on investments	—	—	—	—	(118)	—	(118)
Translation adjustment	—	—	—	—	12	—	12

Total comprehensive loss							(52,555)

Balances, December 31, 2009	37,512,458	4	253,968	—	(29)	(220,190)	33,753
Exercise of stock options	109,308	—	126	—	—	—	126
Issuance of common stock pursuant to the employee stock purchase plan	149,346	—	229	—	—	—	229
Issuance of common stock pursuant to public offering	16,100,000	1	29,845	—	—	—	29,846
Issuance of common stock for services performed	30,000	—	47	—	—	—	47
Non-employee stock-based compensation	—	—	49	—	—	—	49
Employee share-based compensation expense, net of cancellations	—	—	4,955	—	—	—	4,955
Comprehensive loss:
Net loss	—	—	—	—	—	(37,895)	(37,895)
Change in unrealized loss on investments	—	—	—	—	(320)	—	(320)
Translation adjustment	—	—	—	—	(18)	—	(18)

Total comprehensive loss							(38,233)

Balances, December 31, 2010	53,901,112	5	289,219	—	(367)	(258,085)	30,772
Exercise of stock options	886,157	—	831	—	—	—	831
Withholding taxes paid on vested restricted stock units	—	—	(303)	—	—	—	(303)
Issuance of common stock pursuant to the employee stock purchase plan	333,627	—	536	—	—	—	536
Issuance of common stock pursuant to private placement	4,784,690	1	9,959	—	—	—	9,960
Issuance of common stock for technology acquired	75,000	—	367	—	—	—	367
Issuance of warrants in connection with debt	—	—	868	—	—	—	868
Employee share-based compensation expense	—	—	6,676	—	—	—	6,676
Comprehensive loss:
Net loss	—	—	—	—	—	(16,712)	(16,712)
Change in unrealized loss on investments	—	—	—	—	491	—	491
Translation adjustment	—	—	—	—	(5)	—	(5)

Total comprehensive loss							(16,226)

Balances, December 31, 2011	59,980,586	$6	$308,153	$—	$119	$(274,797)	$33,481

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(16,712)	$(37,895)	$(52,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intellectual property	(23,000)	—	—
Gain on settlement of litigation	—	(10,003)	—
Depreciation and amortization	3,359	3,898	4,289
Stock-based compensation	6,676	5,004	7,378
Issuance of common stock for technology acquired	367	—	—
Issuance of common stock for services performed	—	47	—
Amortization of common stock warrants	15	—	—
Loss on disposal of fixed assets	9	—	1,143
Unrealized losses on investments	370	2,343	—
Provision (benefit) for doubtful accounts	(3)	(88)	91
Loss on settlement of note receivable	190	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,283)	2,769	2,527
Inventories	(1,398)	1,174	(980)
Deferred cost of revenues	1,704	(742)	(171)
Prepaids and other current assets	215	267	484
Other long-term assets	(137)	(101)	—
Accounts payable	(213)	1,089	(1,021)
Accrued liabilities	(712)	444	(853)
Deferred revenue	(5,199)	2,174	480
Deferred rent	(46)	(70)	(34)
Other long-term liabilities	(593)	621	(59)

Net cash used in operating activities	(36,391)	(29,069)	(39,175)

Cash flows from investing activities
Purchase of property and equipment	(550)	(733)	(835)
Proceeds from sales and maturities of short-term investments	13,216	29,593	41,372
Purchase of investments	(26,633)	(11,034)	(42,640)
Proceeds from sale of intellectual property	23,000	—	—
Collection of note receivable	3,628	824	—
Changes in restricted cash	—	—	45

Net cash provided by (used in) investing activities	12,661	18,650	(2,058)

Cash flows from financing activities
Proceeds from loans payable, net of costs	29,695	—	—
Repayments of loans payable	(6,238)	(3,566)	(2,673)
Proceeds from issuance of common stock, net of issuance costs	9,960	29,846	35,278
Proceeds from exercise of common stock options	831	126	358
Proceeds from employee stock purchase plan	536	229	446
Withholding taxes paid on vested restricted stock units	(303)	—	—

Net cash provided by financing activities	34,481	26,635	33,409

Net increase (decrease) in cash and cash equivalents	10,751	16,216	(7,824)
Cash and cash equivalents at beginning of year	25,769	9,553	17,377

Cash and cash equivalents at end of year	$36,520	$25,769	$9,553

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,199	$517	$739
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock warrants	868	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The Company’s products include the Sensei® Robotic Catheter System (the “Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed robotic platform for use in the vasculature (the “Vascular System”) which consists of the Magellan™ Robotic System and the NorthStar™ Robotic Catheter. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007, thus commencing its planned principal operations. The Company received CE Mark approval for the Lynx catheter in September 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in September 2011.

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in net proceeds of approximately $39.5 million. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On November 7, 2011, the Company sold 4,785,000 shares of its common stock, resulting in approximately $10.0 million in net proceeds after offering expenses. On December 8, 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. The Company is obligated to pay interest only on the loan through December 31, 2012, provided that the interest only period will be extended through June 30, 2013 if the Company receives approval from the U.S. Food and Drug Administration for its Magellan Robotic System prior to December 31, 2012. Payments on the loan will be made through January 1, 2016. See Note 8.

From inception to December 31, 2011, the Company has incurred losses totaling approximately $274.8 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2012 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development, approval and commercialization of its Vascular System. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of December 31, 2011 and the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products will be sufficient to meet its anticipated cash requirements for the next twelve months. However, the

Company may decide to raise additional funding in the future by selling equity or debt securities, licensing other non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its future cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP”. The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Revenues also include and are expected to include sales of its Magellan Robotic System and NorthStar Robotic Catheter. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, the Company’s revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for the Company beginning January 1, 2011 and changes the way that the Company accounts for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. The Company adopted the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. Had the Company recognized revenue in 2011 consistent with the guidance used to recognize revenues in periods previous to January 1, 2011, product revenue for 2011 would have been $13,167,000 and deferred revenue at December 31, 2011 would have been $9,991,000.

Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

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

•

Systems. Typically, ownership of the Sensei system or Magellan Robotic System passes to customers upon shipment, at which time delivery is deemed to be complete. Substantially all of the sales contracts for systems include installation and training. Prior to January 1, 2011, as these services were not deemed to be perfunctory and the Company had not established VSOE for these elements, all such system revenue was deferred until training and installation were completed.

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

The Company had five customers who constituted 17%, 16%, 15%, 13% and 10%, respectively, of the Company’s net accounts receivable at December 31, 2011. The Company had three customers who constituted 15%, 15% and 13%, respectively, of the Company’s net accounts receivable at December 31, 2010. One customer accounted for 15% of revenues in 2011. No customer accounted for more than 10% of revenues in 2010 or 2009. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2011, the Company has not experienced any significant losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. The Company received CE Mark approval to market its Lynx catheter in Europe in September 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in September 2011. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or clearance is delayed, it could have a material adverse impact on the Company.

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

Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2011, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings. Realized gains and losses are recognized on the specific identification method.

The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary. As such, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of December 31, 2011 was $2,158,000. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. In the second quarter of 2009, the Company recorded an impairment loss of $1.1 million of property and equipment related to the termination of its relationship with a subcontractor in Europe for the manufacture of catheters. As of December 31, 2011, the Company had $8.3 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

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

•	Expected Volatility. The Company’s estimate of volatility is based on a blend of average historical volatilities of its stock price and the volatility of similar entities.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such dilutive potential shares are excluded when the effect would be to reduce a net loss per share. The Company’s dilutive potential shares, which include outstanding common stock options, estimated shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the FASB issued new authoritative accounting guidance related to the presentation of comprehensive income that increases comparability between GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (loss) and its components in the consolidated statement of stockholders’ equity. In addition, in December 2011, the FASB issued an amendment to the update that defers indefinitely the requirement to present reclassification adjustments out of accumulated other comprehensive income (loss) on the face of the consolidated statements of operations. The guidance, other than the deferred portion, is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company intends to adopt this guidance in the first quarter of 2012 and will report other comprehensive income (loss) in a separate statement.

In May 2011, the FASB issued new authoritative accounting guidance which amends the existing fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

3.	Investments and Fair Value Measurements

Investments

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406	$31,406	$—
U.S. government agency securities	11,526	2	—	11,528	1,000	10,528
Corporate debt securities	4,864	—	(1)	4,863	2,150	2,713
Corporate equity securities	2,159	185	—	2,344	—	2,344

	$49,955	$187	$(1)	$50,141	$34,556	$15,585

December 31, 2010:
Money market funds	$872	$—	$—	$872	$872	$—
U.S. government agency securities	5,006	—	—	5,006	5,006	—
Corporate debt securities	16,053	—	(1)	16,052	16,052	—
Corporate equity securities	2,495	108	(412)	2,191	—	2,191

	$24,426	$108	$(413)	$24,121	$21,930	$2,191

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of December 31, 2011 was $2,158,000.

As of December 31, 2011, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,214	$(1)
Warrants to purchase corporate equity securities	132	(451)

	$1,346	$(452)

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Investment instruments valued using Level 1 inputs include money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement for which there is now not a significant non-marketability issue.

Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper and U.S. governmental agency securities. The fair value of these investments is determined based on modeling techniques that include inputs such as the credit rating of the company issuing the debt and the observable market value of similarly-termed corporate debts with similar credit ratings.

The warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and certain of the corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the initial three-year life of the warrant, which were then valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability during the period in which they are unregistered. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies.

The fair value hierarchy of our cash equivalents and short-term investments is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406
U.S. government agency securities	—	11,528	—	11,528
Corporate debt securities	—	4,863	—	4,863
Corporate equity securities	2,323	—	21	2,344
Warrants to purchase corporate equity securities	—	—	132	132

	$33,729	$16,391	$153	$50,273

December 31, 2010:
Money market funds	$872	$—	$—	$872
U.S. government agency securities	—	5,006	—	5,006
Corporate debt securities	—	16,052	—	16,052
Corporate equity securities	2,117	—	74	2,191
Warrants to purchase corporate equity securities	—	—	164	164

	$2,989	$21,058	$238	$24,285

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

Investments Valued Using Level 3 Inputs
Balance at December 31, 2010	$238
Total gains and losses:
Included in other expense, net	(33)
Included in accumulated other comprehensive loss	67
Transfers out	(120)

Balance at December 31, 2011	$152

Investments Valued Using Level 3 Inputs
Balance at December 31, 2009	$—
Total gains and losses:
Included in other expense, net	(419)
Included in accumulated other comprehensive loss	(1,833)
Purchases	5,004
Transfers out	(2,514)

Balance at December 31, 2010	238

4.	Balance Sheet Components

Inventories (in thousands)

	December 31,
	2011	2010
Raw materials	$2,943	$2,669
Work in process	3,203	2,311
Finished goods	471	1,252

Inventories	$6,617	$6,232

Property and equipment, net (in thousands)

	December 31,
	2011	2010
Furniture and leasehold improvements	$11,437	$11,422
Laboratory equipment	9,334	7,942
Computer equipment and software	2,776	3,557

	23,547	22,921
Less: Accumulated depreciation and amortization	(15,247)	(12,776)

Property and equipment, net	$8,300	$10,145

Accrued liabilities (in thousands)

	December 31,
	2011	2010
Accrued salaries, commission, bonus and benefits	$1,810	$1,308
Deferred cost reimbursement	—	1,563
Accrued royalties	943	661
Accrued legal and other professional fees	895	717
Accrued other expenses	505	603

Total	$4,153	$4,852

5.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips. Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to

Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. In connection with the agreements, the Company received upfront payments of $23.0 million with respect to the FOSSL technology and $6.0 million with respect to the amendment of the joint development agreement and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net loss. The $6.0 million associated with the amendment of the extended joint development agreement was recognized as a reduction of research and development costs ratably as milestones were met through the end of the term of the agreement, which was October 2011, consistent with how the Company accounted for the previous funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $10,563,000 and $3,438,000 in 2011 and 2010, respectively. As of December 31, 2011, the Company had received and recognized all funds related to the amended extended joint development agreement.

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

•

A three-year warrant to purchase, from time to time, a number of shares of Luna common stock, at a purchase price of $0.01 per share, such that the total number of shares issuable under the warrant plus the 1,247,330 shares issued above will continue to equal 9.9% of Luna’s shares of common stock outstanding over that period. The warrant contains a “net exercise” provision and is exercisable for three years after January 12, 2010. Neither the warrant nor the shares issuable upon exercise of the warrant have been registered with the Securities and Exchange Commission. As of December 31, 2011, the Company had exercised warrants to purchase approximately 110,000 shares of Luna common stock.

•

A secured promissory note in the principal amount of $5,000,000. Payment of principal and interest was to be made in 16 equal consecutive installments of principal and interest commencing April 13, 2010. Subsequent installments were payable on the last business day of each July, October, January and April of each calendar year thereafter, with the last such payment to be due and payable on January 31, 2014. The outstanding principal amount under the note accrued interest at 8.5 percent per annum, payable quarterly in arrears. Under the agreements, Luna could prepay, in whole or in part, the outstanding amount of the note without premium or penalty.

Additionally, Hansen and Luna entered into a Development and Supply Agreement, under which Luna will develop for the Company a localization and shape sensing solution for the Company’s medical robotics system in accordance with the agreed-upon development plan and development milestones, for which the Company will pay Luna for Luna’s development work based on certain agreed upon rates and budgets. The rates charged are equivalent to rates Luna charges for development work under government contracts. Luna will also manufacture and supply the Company with products developed under the agreement at certain agreed-upon pricing. Certain amounts billed under the Development and Supply Agreement in excess of a quarterly limit were settled by a corresponding reduction of the principal of the $5 million note. The principal of the note was reduced by approximately $358,000 in accordance with these terms. In May 2011, Hansen and Luna signed a revised agreement extending the length and scope of the Development and Supply Agreement and under which Luna paid off the remaining balance of the note at a discount. The Company recorded a loss of $190,000 to interest expense in the second quarter of 2011 in conjunction with the payoff of the note.

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at December 31, 2011 no longer includes this 20% discount as the original six-month restriction period has ended.

The Company recorded the shares as a short-term available-for-sale security which is marked to market each reporting period with temporary unrealized gains and losses recorded in accumulated other comprehensive income/loss in the equity section of the balance sheet. In the third quarter of 2010, the recorded value of these shares was reduced by $1.9 million as the impairment of the market value of Luna stock was determined to be other than temporary. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. If a further reduction in the value of the shares occurs and is considered other than temporary, any such impairment will be recorded as a non-operating expense.

Warrant to Purchase Common Stock

The warrant to purchase shares of common stock was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The number of shares were valued utilizing the Black-Scholes option pricing model based on the stock price on the date of the agreements, expected terms ranging from three months to three years, expected volatility ranging from 53% to 75%, risk-free interest rates ranging from 0.05% to 1.5% and no expected dividends. Shares received upon exercise of warrants are not registered with the Securities and Exchange Commission and cannot be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. Shares received upon exercise of warrants are expected to become salable six months after the date of issuance of the shares. The value of the shares issued is reduced by a marketability discount to arrive at an estimated fair value until the end of the six month period. The total estimated fair value of the warrant was calculated at $583,000 at the date of issuance. As the warrant is a derivative instrument, it is be marked to market each reporting period with unrealized gains and losses recorded as non-operating income or expense.

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

Operating Leases

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rent expense	$2,231	$2,157	$2,171

At December 31, 2011, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2012	$1,982
2013	2,085
2014	1,974
2015	74

Total	$6,115

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

	Years Ended December 31,
	2011	2010
Balance at beginning of period	$15	$134
Accruals for warranties issued during the period	148	185
Warranty costs incurred during the period	(151)	(304)

Balance at end of period	$12	$15

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

In December 2009, the Company entered into an extended joint development agreement with Philips Medical Systems Nederland B.V., a Philips Healthcare company (“Philips”). The extended joint development agreement was amended in February 2011. Under the terms of the extended joint development agreement, the Company received an aggregate of $14 million from Philips to support the Company’s development of its Magellan Robotic System and NorthStar Robotic Catheter (together, the “Vascular System”). The Vascular System does not include the Company’s Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded the Company’s development costs for the Vascular System based upon the achievement of development milestones. For up to six years after the initial commercial shipment of the Vascular System, the Company will pay Philips royalties based on the number of Magellan Robotic Systems and NorthStar Robotic Catheters that are sold, subject to caps based on the amounts Philips contributed to the development.

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

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants’ filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motion to dismiss on January 9, 2012. The hearing on Defendants’ motion to dismiss is set for April 19, 2012. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as a named plaintiff and subsequently sent a shareholder demand letter to the Company. The action continued with Daneshmand as the sole named plaintiff. The Company has reached a settlement of the Cates and Daneshmand Actions, as well as the Brown Action (see below) and the Cates shareholder demand (see below), all of which will be covered by the Company’s insurance. On January 27, 2012, the Santa Clara Superior Court entered an order preliminarily approving that settlement. The hearing on final approval of the settlement is set for April 6, 2012.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Briefing on the appeal is complete, although no hearing date has been set. Following the parties’ settlement agreement, the Ninth Circuit placed the appeal in its mediation program so as to monitor the status of the settlement. Plaintiff will dismiss the appeal upon final approval of the settlement by the Santa Clara Superior Court.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, the Company received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that the Company investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company. The Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski, and Fox in their letters. The Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company. On January 11, 2011, the Company received a letter from counsel for purported Hansen stockholder Dawn Cates demanding the Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company, and PwC. On January 18, 2011 the Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company.” As discussed above, the Company has reached a tentative settlement of the Cates shareholder demand.

On October 6, 2011, the Securities and Exchange Commission (“Commission”) accepted the Company’s Offer of Settlement (“Offer”) to resolve a pending investigation by the Commission staff. Pursuant to the settlement, the Company consented to the entry of an administrative order (“Order”) directing the Company to cease and desist from committing or causing violations of the disclosure, periodic reporting, books and records and internal control provisions of the federal securities laws in Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and under Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. The Company consented to the entry of the Order without admitting or denying the factual findings or legal conclusions contained in the Order. The Commission did not charge any of the Company’s directors or current officers or employees with any violations, and did not seek any penalty or other monetary relief against the Company. The entry of the Order fully resolves the SEC investigation of the Company relating to the issues surrounding the restatement.

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

In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”), Silicon Valley Bank (“SVB”) and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. In connection with the loan and security agreement, the Company and SVB terminated their previous loan agreement and the Company used approximately $3.4 million of the proceeds to pay off their existing obligations on that loan. Under the agreement, the Company is obligated to pay interest only on the loan through December 31, 2012, provided that the interest only period will be extended through June 30, 2013 if the Company receives approval from the U.S. Food and Drug Administration for its Magellan Robotic System prior to December 31, 2012. The loan bears interest at a stated rate of 9.45% and includes a final interest payment of 3.95% of the original principal. Payments on the loan continue through January 1, 2016. At the Company’s option, it may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if the prepayment is made on before the second anniversary of the funding of the loan or (b) 1.50% of the principal amount of the loan then outstanding if the prepayment is made after the second anniversary of the funding of the loan.

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $15,000 was amortized to interest expense in 2011.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2011, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of December 31, 2011 are as follows (in thousands):

2012	$2,835
2013	11,523
2014	11,523
2015	12,709

Total remaining payments	38,590
Less: Amount representing interest	(8,590)

30,000
Less: Unamortized discount	(853)

29,147

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$29,147

The fair value of the Company’s long-term debt was estimated to be $29.1 million at December 31, 2011 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies which include significant unobservable inputs (Level 3.) However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

9.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2011, 2010 and 2009.

10.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2011 and 2010, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

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

The Company has issued certain shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2011, there were no unvested shares issued under restricted stock purchase agreements.

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapsed 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms were considered to be a forfeiture provision and did not result in variable accounting. In accordance with authoritative accounting guidance, the cash received from employees for exercise of unvested options was treated as a refundable deposit shown as a liability in the Company’s financial statements. Total cash received for early exercise of options was $184,000. As of December 31, 2011, there were no unvested shares outstanding.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2011, 1,254,000 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2011	7,179	$5.65
Granted	1,113	$2.65
Exercised	(352)	$2.36
Cancelled	(1,113)	$7.33

Balance at December 31, 2011	6,827	$5.06	4.93	$2,577

Options vested and expected to vest at December 31, 2011	5,864	$5.49	4.81	$2,130
Options vested at December 31, 2011	3,334	$7.80	4.13	$955

The weighted-average grant-date fair value of options granted in 2011, 2010 and 2009 was $1.32, $1.00 and $1.72 per share, respectively. The total fair value of options that vested in 2011, 2010 and 2009 was $2,958,000, $4,201,000 and $6,796,000, respectively. As of December 31, 2011, total unamortized stock-based compensation related to unvested stock options was $3,683,000, with a weighted-average remaining recognition period of 2.52 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2011, 2010 and 2009 was $510,000, $91,000 and $570,000, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2011 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$4.88	5,489	5.36	2,071	$2.29	4.74
$6.65-$12.69	364	4.10	315	$8.77	4.13
$15.25-$20.25	884	2.82	858	$18.83	2.81
$24.60-$31.20	90	2.72	90	$26.09	2.72

	6,827	4.93	3,334	$7.80	4.13

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2011	1,035	$1.59
Awarded	1,834	$2.26
Vested	(534)	$1.70
Cancelled	(704)	$1.92

Balance at December 31, 2011	1,631	$2.17

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2011, 2010 and 2009 was $907,000, $40,000 and $1,030,000, respectively. As of December 31, 2011, total unamortized stock-based compensation related to unvested restricted stock units was $428,000, with a weighted-average remaining recognition period of 1.73 years.

Stock-based Compensation Associated with Awards to Employees

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2011, 2010 and 2009 was $6,676,000, $4,955,000 and $7,397,000, respectively.

In 2011, the Company modified stock option agreements with an exiting employee. The modification consisted of acceleration of vesting. The modifications resulted in the recording of additional employee stock compensation expense of $634,000 in 2011.

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

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	60%-61%	58%-60%	58%-61%
Risk-free interest rate	0.9%-2.3%	1.3%-2.5%	1.9%-2.6%
Expected term (in years)	4.50-4.75	4.25-4.50	4.50-4.75
Expected dividend rate	0%	0%	0%

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

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2011, 2010 and 2009 was $0, $49,000 and $(18,000), respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	66%	56%-74%	59%-63%
Risk-free interest rate	1.3%	0.2%-3.3%	1.7%-3.4%
Expected term (in years)	3.00	0.25-7.00	4.25-7.75
Expected dividend rate	0%	0%	0%

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	74%-110%	59%-67%	67%-126%
Risk-free interest rate	0.1%-0.2%	0.2%-0.2%	0.2%-0.4%
Expected term (in years)	0.50-0.50	0.50-0.50	0.50-0.67
Expected dividend rate	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$805	$726	$787
Research and development	1,703	1,657	2,403
Selling, general and administrative	4,168	2,621	4,188

Total	$6,676	$5,004	$7,378

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

12.	Income Taxes

The Company’s pre-tax loss consists of the following:

	Years Ended December 31,
	2011	2010	2009
Domestic	$(16,888)	$(38,053)	$(52,548)
Foreign	176	158	99

Pre-tax loss	$(16,712)	$(37,895)	$(52,449)

Subsequent to the issuance of the December 31, 2010 consolidated financial statements, the Company identified an error in the computation of the effective tax rate for the years ended December 31, 2010 and 2009 and the deferred tax asset as of December 31, 2010. The Company has corrected the error in the tables below:

Effective Tax Rate for the Year Ended December 31, 2010	As Previously Reported	As Corrected
Permanent difference due to non-deductible expenses	2%	3%
Change in deferred tax asset valuation allowance	41%	40%

Effective Tax Rate for the Year Ended December 31, 2009
Permanent difference due to non-deductible expenses	3%	5%
Change in deferred tax asset valuation allowance	38%	36%

Deferred Tax Asset as of December 31, 2010 (in thousands)	As Previously Reported	As Corrected
Stock-based compensation	$5,415	$2,902
Gross deferred tax asset	99,926	97,413
Valuation allowance	(99,926)	(97,413)

The correction had no net effect on the previously presented effective tax rate and net deferred tax asset.

The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2011	2010	2009
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	10%	3%	5%
State tax benefit, net of federal impact	(5)%	(5)%	(5)%
Change in deferred tax asset valuation allowance	34%	40%	36%
General business credits	(5)%	(4)%	(2)%

Effective tax rate	—%	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$70,306	$63,646
Research and development credits	9,423	8,525
Capitalized research and development	11,669	13,500
Fixed assets	1,835	1,628
Stock-based compensation	3,701	2,902
Accruals, reserves and other	4,725	5,590
Intangibles	1,454	1,622

	103,113	97,413
Less: Valuation allowance	(103,113)	(97,413)

Net deferred tax asset	$—	$—

At December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $179,143,000 and $162,800,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2012 through 2031 if not utilized. The Company has federal and California tax credit carryforwards of $6,991,000 and $5,857,000, respectively, available to offset future taxes payable. The federal credits begin to expire in 2022, while the state credits have no expiration.

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

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $5,700,000, $15,333,000 and $18,652,000 during the years ended December 31, 2011, 2010 and 2009, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. As the result of the sale by the Company of 11,700,000 shares of Common Stock in April 2009, the sale by the Company of 16,100,000 shares of common stock in April 2010 and the sale by the Company of 4,785,000 shares of common stock in November 2011, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited.

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2011, there is $681,000 in cumulative foreign earnings upon which U.S. income taxes have not been provided.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of period	$1,498	$1,053	$810
Additions based on tax positions related to the current year	199	445	243
Reduction for tax positions of prior years	—	—	—

Balance at end of period	$1,697	$1,498	$1,053

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

As of December 31, 2011, the Company’s federal and state tax returns are open to examination for the years 2008 forward and 2007 forward, respectively. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. There are no tax examinations currently in progress.

13.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(16,712)	$(37,895)	$(52,449)

Weighted-average common shares outstanding	55,362	48,881	33,895
Weighted-average unvested common shares subject to repurchase	—	—	(3)

Shares used to calculated basic and diluted net loss per share	55,362	48,881	33,892

Basic and diluted net loss per share	$(0.30)	$(0.78)	$(1.55)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2011	2010	2009
Stock options outstanding	6,827	7,179	3,706
Unvested restricted stock units	1,631	1,035	—
Estimated shares to be issued under the employee stock purchase plan	35	42	23

14.	Segment Information

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Belgium	Saudi Arabia	Other	Total
2011:
Revenues	$10,477	$2,089	$1,816	$7,747	$22,129
Long-lived assets	8,775	—	—	262	9,037
2010:
Revenues	$10,884	$1,331	$—	$4,419	$16,634
Long-lived assets	13,198	—	—	—	13,198
2009:
Revenues	$13,774	$424	$—	$8,005	$22,203
Long-lived assets	$13,704	—	—	—	13,704

15.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2011. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter (1)(2)	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenues	$5,279	$5,320	$5,360	$6,170
Gross profit	817	1,375	1,082	1,644
Net income (loss)	11,677	(8,758)	(10,145)	(9,486)
Basic net income (loss) per share	0.22	(0.16)	(0.18)	(0.16)
Diluted net income (loss) per share	0.21	(0.16)	(0.18)	(0.16)

2010:
Revenues	$2,711	$6,950	$3,499	$3,474
Gross profit (loss)	(859)	2,478	338	(59)
Net loss	(3,846)	(10,915)	(12,142)	(10,992)
Basic and diluted net loss per share	(0.10)	(0.22)	(0.23)	(0.20)

(1)	Net income and basic and diluted net income per share for the first quarter of 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(2)	Net loss and basic and diluted net loss per share for the first quarter of 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations, Inc. of $10.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections of our 2012 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance – 2011 Director Compensation Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections of our 2012 Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our 2012 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our 2012 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2011 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 130 through 133 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Bruce J Barclay
Dated: March 15, 2012		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce J Barclay and Peter J. Mariani, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE J BARCLAY Bruce J Barclay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/S/ PETER J. MARIANI Peter J. Mariani	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2012

/S/ MICHAEL L. EAGLE Michael L. Eagle	Director	March 15, 2012

/S/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 15, 2012

/S/ KEVIN HYKES Kevin Hykes	Director	March 15, 2012

/S/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	March 15, 2012

/S/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Director	March 15, 2012

/S/ JAMES M. SHAPIRO James M. Shapiro	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives, dated November 1, 2007.

2.2(12)	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, as Stockholders’ Representatives, dated September 16, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its stockholders, dated November 10, 2005.

4.3(1)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated November 15, 2007.

10.1(4)+	Form of Indemnity Agreement for Directors and Executive Officers.

10.2	Form of Amended and Restated Indemnity Agreement for certain Directors.

10.3(4)+	2002 Stock Plan.

10.4(4)+	2006 Equity Incentive Plan.

10.5.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.5.2(4)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan.

10.6(11)+	2006 Employee Stock Purchase Plan.

10.7(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.8(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated October 21, 2002.

10.9(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.10(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.11(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.12(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.13(4)+	Non-Employee Director Compensation Arrangements.

10.14(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.15(5)*	Joint Development Agreement by and between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

10.16(5)*	Co-Marketing Agreement by and between the Registrant and St. Jude Medical, dated April 30, 2007.

Exhibit Number	Description of Document

10.17(6)	Lease between the Registrant and MTV Research, LLC.

10.18(12)*	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.19(7)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.20(8)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.21(9)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.22(10)	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.23(10)	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.24(10)	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.25(12)	Extension of Purchase Agreement by and between the Registrant and Plexus Corp., dated August 28, 2009.

10.26(13)*	Extended Joint Development Agreement by and between Registrant and Philips Medical Systems Nederland B.V., effective as of November 15, 2009.

10.27(13)*	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.28(13)*	License Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.29(13)*	Cross License Agreement by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.30(14)	Confidential Settlement Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.31(14)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010.

10.32(14)	Secured Promissory Note by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.33(14)	Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.34(14)	Patent and Trademark Security Agreement between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.35(14)	Confidential Mutual Release between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.36(14)+	Retention Agreement by and between the Registrant and Robert Mittendorff, dated January 11, 2010.

10.37(14)+	Consulting Agreement by and between the Registrant and Peter Osborne, dated February 22, 2010.

Exhibit Number	Description of Document

10.38(15)	Purchase Agreement by and between the Registrant and Piper Jaffray & Co., dated April 16, 2010.

10.39(16)*	Amendment No. 1 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated February 17, 2010.

10.40(16)*	Amendment No. 2 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated April 2, 2010.

10.41(16)+	Offer Letter by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.42(16)+	Retention Agreement by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.43(16)+	Non-Plan Option Agreement by and between the Registrant and Bruce J Barclay, dated June 9, 2010.

10.44(16)+	Memorandum Regarding 2010 Incentive Bonus for Frederic H. Moll, M.D., dated June 24, 2010.

10.45(16)+	Amended and Restated Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated June 28, 2010.

10.46(17)+	Amended and Restated Retention Agreement by and between the Registrant and Robert Mittendorff, dated October 26, 2010.

10.47(17)+	Forms of Restricted Stock Unit Agreements under the 2006 Equity Incentive Plan.

10.48(17)+	Waiver by Frederic H. Moll, M.D., dated October 26, 2010.

10.49(17)+	Waiver by Bruce J Barclay, dated October 26, 2010.

10.50(17)+	Waiver by Bruce J Barclay, dated December 22, 2010.

10.51(17)+	Form of Retention Agreement for executive officers.

10.52(17)+	Offer Letter, by and between the Registrant and Jean Chang, executed November 13, 2010.

10.53(17)+	Offer Letter, by and between the Registrant and Rita V. Jacob, executed October 29, 2010.

10.54(17)+	Employment Agreement, by and between the Registrant and Roland Peplinski, dated March 3, 2009.

10.55(17)+	Offer Letter, by and between the Registrant and Frank M. Schembri, Jr., dated March 13, 2007.

10.56(17)+	Offer Letter, by and between the Registrant and Arthur S. Hsieh, dated March 18, 2008.

10.57(17)+	Offer Letter, by and between the Registrant and Kenneth T. Husted, dated December 19, 2008.

10.58(17)+	Offer Letter, by and between the Registrant and Daniel Wallace, dated October 21, 2002.

10.59(18)*	Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.60(18)*	Sublicense Agreement Between SPE and Philips by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.61(18)*	Assignment And License Agreement Between Hansen and SPE by and between the Registrant and ECL7, LLC, dated February 3, 2011.

10.62(18)*	Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

Exhibit Number	Description of Document

10.63(18)*	Amendment No. 1 to Extended Joint Development Agreement by and between the Registrant and Philips Medical Systems Nederland B.V. dated as of February 3, 2011.

10.64(18)	Patent License Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.65+	Offer Letter by and between the Registrant and Michael MacKinnon, dated as of January 14, 2011.

10.66(18)*	Amendment No. 1 to Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.67(18)+	Amendment to the Offer Letter by and between the Registrant and Michael MacKinnon, dated as of April 22, 2011.

10.68(18)+	Amendment to the Offer Letter by and between the Registrant and Dr. Roland A. Peplinksi, dated as of April 12, 2011.

10.69(19)*	Amendment No. 3 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.70(19)	Amendment to Secured Promissory Note and Payoff Letter by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.71(19)	Termination of Security Interest in Trademarks and Patents, dated as of May 18, 2011, terminating the Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.72(19)+	Offer Letter by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

10.73(19)+	Non-Plan Option Agreement by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

10.74(20)+	Transition Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 29, 2011.

10.75(20)+	Consulting Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 31, 2011.

10.76(20)*	Amendment to Purchase Agreement by and between the Registrant and Plexus Corp, dated September 20, 2011.

10.77(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP.

10.78(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Jack W. Schuler.

10.79(22)	Loan and Security Agreement among Hansen Medical, Inc., Oxford Finance LLC and Silicon Valley Bank, dated as of December 8, 2011.

10.80(22)	Form of Warrant to Purchase Stock issued to the Lenders, dated as of December 8, 2011.

10.81+	Offer Letter by and between the Registrant and Carolyn Bruguera, dated as of December 5, 2011.

10.82+	Separation Agreement by and between the Registrant and Arthur Hsieh, dated as of December 30, 2011.

21.1	List of subsidiaries of the Registrant.

Exhibit Number	Description of Document

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1***	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2***	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2010 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2010 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2011 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2011 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.
(22)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
***	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.