Form 10-Q
period 2012-03-31
HANSEN MEDICAL INC
filed 2012-05-07
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2012 was 61,144,079.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,942	$36,520
Short-term investments	9,595	15,690
Accounts receivable, net	7,460	5,493
Inventories	7,368	6,617
Deferred cost of goods sold	1,105	1,573
Prepaids and other current assets	1,682	1,829

Total current assets	56,152	67,722
Property and equipment, net	7,837	8,300
Restricted cash	65	65
Other assets	628	672

Total assets	$64,682	$76,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,697	$2,944
Accrued liabilities	4,161	4,153
Current portion of deferred revenue	5,697	6,276
Current portion of long-term debt	1,881	—

Total current liabilities	14,436	13,373
Deferred revenue, net of current portion	188	162
Long-term debt, net of current portion	27,338	29,147
Other long-term liabilities	664	596

Total liabilities	42,626	43,278

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000 shares Issued and outstanding: 61,113 and 59,981 shares at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	308,612	308,153
Accumulated other comprehensive income	46	119
Accumulated deficit	(286,608)	(274,797)

Total stockholders’ equity	22,056	33,481

Total liabilities and stockholders’ equity	$64,682	$76,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenues:
Product	$3,281	$3,903
Service	1,373	1,376

Total revenues	4,654	5,279
Cost of revenues:
Product	3,471	3,769
Service	451	693

Total cost of revenues	3,922	4,462

Gross profit	732	817

Operating expenses:
Research and development	4,298	4,185
Selling, general and administrative	7,359	8,044

Total operating expenses	11,657	12,229
Gain on sale of intellectual property (Note 5)	—	23,000

Income (loss) from operations	(10,925)	11,588
Interest income	21	92
Interest and other expense, net	(907)	(3)

Net income (loss)	$(11,811)	$11,677

Net income (loss) per share:
Basic	$(0.20)	$0.22

Diluted	$(0.20)	$0.21

Shares used to compute net income (loss) per share:
Basic	60,497	54,098

Diluted	60,497	55,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Net income (loss)	$(11,811)	$11,677
Other comprehensive income:
Change in unrealized gains and losses on investments	(85)	1,093
Foreign currency translation adjustment	12	25

Change in other comprehensive income	(73)	1,118

Comprehensive income (loss)	$(11,884)	$12,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(11,811)	$11,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of intellectual property	—	(23,000)
Depreciation and amortization	823	915
Stock-based compensation	279	2,286
Amortization of common stock warrants	72	—
Loss on disposal of fixed assets	1	4
Unrealized (gains) losses on investments	5	(123)
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(339)
Inventories	(969)	(28)
Deferred cost of goods sold	468	733
Prepaids and other current assets	143	(61)
Other long-term assets	17	(5)
Accounts payable	(247)	(1,375)
Accrued liabilities	(6)	4,504
Deferred revenue	(553)	(1,714)
Deferred rent	(28)	8
Other long-term liabilities	110	37

Net cash used in operating activities	(13,663)	(6,481)

Cash flows from investing activities:
Purchase of property and equipment	(143)	(90)
Proceeds from sales and maturities of short-term investments	12,069	—
Purchase of investments	(6,021)	(7,492)
Proceeds from sale of intellectual property	—	23,000
Collection of note receivable	—	291

Net cash provided by investing activities	5,905	15,709

Cash flows from financing activities:
Repayments of loans payable	—	(891)
Proceeds from exercise of common stock options, net	180	62

Net cash provided by (used in) financing activities	180	(829)

Net increase (decrease) in cash and cash equivalents	(7,578)	8,399
Cash and cash equivalents at beginning of period	36,520	25,769

Cash and cash equivalents at end of period	$28,942	$34,168

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

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On November 7, 2011, the Company sold 4,785,000 shares of its common stock in a private placement, resulting in approximately $10.0 million in net proceeds after offering expenses. On December 8, 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. The Company is obligated to pay interest only on the loan through December 31, 2012, provided that the interest only period will be extended through June 30, 2013 if the Company receives approval from the FDA for its Magellan Robotic System prior to December 31, 2012. Payments on the loan will be made through January 1, 2016. See Note 7.

From inception to March 31, 2012, the Company has incurred losses totaling approximately $286.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2012 as it continues to commercialize its technologies and develop new applications and technologies. The Company also faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the development, approval and commercialization of its Vascular System. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of March 31, 2012 and the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products will be sufficient to meet its anticipated cash requirements for the next twelve months. However, the Company may decide to raise additional funding in the future by selling equity or debt securities, licensing other non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its future cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year ends on December 31. The accompanying condensed consolidated financial statements and notes thereto are unaudited. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the Magellan Robotic System and the associated catheters as well as the sale of post-contract customer service. Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer.

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

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Post-contract Customer Service Revenue. The Company recognizes post-contract customer service revenue from the sale of product maintenance plans. Revenue from post-contract customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income (loss) that increases comparability between GAAP and International Financial Reporting Standards and eliminates the option to report other comprehensive income (loss) and its components in the consolidated statement of stockholders’ equity. The Company adopted this guidance during the first quarter of 2012 and elected to disclose other comprehensive income (loss) in a separate statement.

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
March 31, 2012:
Money market funds	$26,938	$—	$—	$26,938	$26,938	$—
U.S. government agency securities	125	—	—	125	125	—
Corporate debt securities	7,208	1	(5)	7,204	—	7,204
Corporate equity securities	2,158	181	(75)	2,264	—	2,264

	$36,429	$182	$(80)	$36,531	$27,063	$9,468

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406	$31,406	$—
U.S. government agency securities	11,526	2	—	11,528	1,000	10,528
Corporate debt securities	4,864	—	(1)	4,863	2,150	2,713
Corporate equity securities	2,159	185	—	2,344	—	2,344

	$49,955	$187	$(1)	$50,141	$34,556	$15,585

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of March 31, 2012 was $2,083,000.

As of March 31, 2012, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate debt securities	$5,991	$(5)
Corporate equity securities	2,083	(75)
Warrants to purchase corporate equity securities	127	(67)

	$8,201	$(147)

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

The warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and certain of the corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the initial three-year life of the warrant, which were then valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability during the period in which they are unregistered. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies. The inputs used to determine the value of these securities are subjective. Changes in these unobservable inputs would have an impact on the reported value of these securities.

The fair value hierarchy of the Company’s cash equivalents and short-term investments at March 31, 2012 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$26,938	$—	$—	$26,938
U.S. government agency securities	—	125	—	125
Corporate debt securities	—	7,204	—	7,204
Corporate equity securities	2,242	—	22	2,264
Warrants to purchase corporate equity securities	—	—	127	127

	$29,180	$7,329	$149	$36,658

4.	Inventories (in thousands)

	March 31, 2012	December 31, 2011
Raw materials	$3,123	$2,943
Work in process	3,517	3,203
Finished goods	728	471

Inventories	$7,368	$6,617

5.	Agreements with Philips

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

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net loss. The $6.0 million associated with the amendment of the extended joint development agreement was recognized as a reduction of research and development costs ratably as milestones were met through the end of the term of the agreement, which was October 2011, consistent with how the Company accounted for the previous funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,021,000 in the three months ended March 31, 2011. The Company received and recognized all funds related to the amended extended joint development agreement in fiscal 2011.

6.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of March 31, 2012, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2012 (remainder of year)	$1,505
2013	2,091
2014	1,981
2015	76

Total	$5,653

Warranties

The Company generally provides one year of post-contract customer service on the sale of its systems. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company provides a limited warranty on the sale of catheters and records a warranty reserve at the time of sale to cover the estimated warranty costs. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$12	$15
Accruals for warranties issued during the period	20	46
Warranty costs incurred during the period	(21)	(49)

Balance at end of period	$11	$12

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants’ filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motion to dismiss on January 9, 2012. The hearing on Defendants’ motion to dismiss was held on May 3, 2012. The Company and the named officers intend to defend themselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of the Company’s board of directors and certain current and former officers of the Company (the “Individual Defendants”), as well as the Company’s former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of the Company. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in the Company’s SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee the operations of the Company, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from the Company. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as a named plaintiff and subsequently sent a shareholder demand letter to the Company. The action continued with Daneshmand as the sole named plaintiff. The Company has reached a settlement of the Cates and Daneshmand Actions, as well as the Brown Action (see below) and the Cates shareholder demand (see below), all of which will be covered by the Company’s insurance. On April 10, 2012, the Santa Clara Superior Court entered a final order approving that settlement and dismissing with prejudice In re Hansen Medical, Inc. Shareholder Derivative Litigation.

On December 15, 2009, Michael Brown, a purported stockholder of the Company, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Briefing on the appeal is complete, although no hearing date has been set. Following the parties’ settlement agreement, the Ninth Circuit placed the appeal in its mediation program so as to monitor the status of the settlement. Following the Santa Clara Superior Court’s entry of the final order approving the settlement as described above, the parties to the Brown Action filed a Joint Motion to Voluntarily Dismiss the appeal. On April 13, 2012, pursuant to the parties’ Joint Motion, the Ninth Circuit entered an order dismissing the appeal.

On December 1 and December 14, 2009, the Company received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that the Company’s Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by the Company’s outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that the Board take action against the officers and directors, and PwC, to recover damages incurred by the Company and to correct deficiencies in the Company’s internal controls. The letters state that if, within a reasonable time, the Board has not commenced the requested action or if the Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, the Company received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that the Company investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company. The Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski, and Fox in their letters. The Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company. On January 11, 2011, the Company received a letter from counsel for purported Hansen stockholder Dawn Cates demanding the Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain directors, officers and insiders of the Company, and PwC. On January 18, 2011 the Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in the best interests of the Company, and it affirmatively objects to the commencement of any litigation on behalf of the Company.” As discussed above, the Company has reached a settlement of the Cates shareholder demand.

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

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $72,000 was amortized to interest expense in the three months ended March 31, 2012.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2012, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of March 31, 2012 are as follows (in thousands):

2012 (remainder of year)	$2,127
2013	10,800
2014	11,523
2015	11,523
2016	2,145

Total remaining payments	38,118
Less: Amount representing interest	(8,118)

30,000
Less: Unamortized discount	(781)

29,219

Less: Current portion of long-term debt	(1,881)

Long-term debt, net of current portion	$27,338

8.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cost of revenues	$(15)	$371
Research and development	(82)	597
Selling, general and administrative	376	1,318

Total	$279	$2,286

Total stock-based compensation for the first quarter of 2012 included a $740,000 reduction in expense resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for the Company’s employee stock purchase plan. This out of period correction is not material to the quarter ended March 31, 2012 or prior periods.

Stock-based compensation for the first quarter of 2012 included a credit of $740,000 from a one-time adjustment related to previously recorded expenses for the Company’s employee stock purchase plan. The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, based on the following assumptions:

Employee Stock Options:	Three months ended March 31,
	2012	2011
Expected volatility	61%	60%-61%
Risk-free interest rate	0.8%-1.0%	2.2%-2.3%
Expected term (in years)	4.75	4.50
Expected dividend rate	0%	0%

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

Non-Employee Stock Options:	Three months ended March 31,
	2012	2011
Expected volatility	N/A	66%
Risk-free interest rate	N/A	1.3%
Contractual term (in years)	N/A	3.00
Expected dividend rate	N/A	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended March 31,
	2012	2011
Expected volatility	110%	74%
Risk-free interest rate	0.1%	0.2%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2012	6,827	$5.06
Options granted	1,171	$3.32
Options exercised	(85)	$2.12
Options cancelled	(151)	$7.10

Balance, March 31, 2012	7,762	$4.79	5.02	$4,273

Options vested at March 31, 2012	3,624	$7.28	4.03	$1,881

As of March 31, 2012, total unamortized stock-based compensation related to unvested stock options was $4,528,000, with a weighted-average recognition period of 3.30 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2012	1,631	$2.17
Awarded	746	$3.19
Vested	(1,048)	$2.09
Cancelled	(350)	$2.13

Balance, March 31, 2012	979	$3.04

As of March 31, 2012, 847,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

9.	Income Taxes

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

10.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Net income (loss)	$(11,811)	$11,677

Basic:
Weighted-average common shares used to compute basic net income (loss) per share	60,497	54,098

Basic net income (loss) per share	$(0.20)	$0.22

Diluted:
Weighted-average common shares used to compute basic net income (loss) per share	60,497	54,098
Dilutive effect of outstanding stock options	—	256
Dilutive effect of unvested restricted stock units	—	1,041
Dilutive effect of estimated shares to be issued under the employee stock purchase plan	—	57

Weighted-average common shares used to compute diluted net income (loss) per share	60,497	55,452

Diluted net income (loss) per share	$(0.20)	$0.21

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2012	2011
Stock options outstanding	7,762	6,037
Unvested restricted stock units	979	—
Estimated shares to be issued under the employee stock purchase plan	151	—

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of March 31, 2012, we had an accumulated deficit of $286.6 million. We expect our losses to continue through at least 2012 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. We deferred all revenue associated with those shipped systems as we had not yet received CE Mark approval for our Artisan catheters. In May 2007, we received CE Mark approval for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx® catheter in September 2010. In July 2011, we received CE Mark for our Magellan Robotic System and in September 2011 received a CE Mark for the NorthStar™ Robotic Catheter and related accessories designed for use with the Magellan system.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2012.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. In the fourth quarter of 2011 we made our first installation of our Vascular System and we anticipate that future revenues will be impacted by sales of our Vascular System. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Vascular System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system and disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for the remainder of 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for the remainder of 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

Gain on Sale of Intellectual Property

Gain on sale of intellectual property consists of amounts received in the first quarter of 2011 in exchange for patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields.

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cost of revenues	$(15)	$371
Research and development	(82)	597
Selling, general and administrative	376	1,318

Total	$279	$2,286

Total stock-based compensation for the first quarter of 2012 included a $740,000 reduction in expense resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to the quarter ended March 31, 2012 or prior periods. The remainder of the decrease compared to the three months ended March 31, 2011 is due primarily to lower equity awards in the first quarter of 2012 compared to the first quarter of 2011.

Results of Operations

Comparison of the quarter ended March 31, 2012 to the quarter ended March 31, 2011

Revenues

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$3,281	$3,903	$(622)	(16)%
Service	1,373	1,376	(3)	0%

Total revenues	$4,654	$5,279	$(625)	(12)%

The decrease in product revenue in the first quarter of 2012 compared with the first quarter of 2011 is primarily due to the recognition in the first quarter of 2011 of revenue related to systems which had previously been deferred. The number of catheters sold in the first quarter of 2012 compared with the first quarter of 2011 also declined, partially offset by increases in average selling prices. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$3,471	$3,769	$(298)	(8)%
Service	451	693	(242)	(35)%

Total cost of revenues	$3,922	$4,462	$(540)	(12)%
As a percentage of revenues	84.3%	84.5%

Cost of revenues for the first quarter of 2012 as a percentage of revenue was flat compared to the first quarter of 2011. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Vascular System, manufacturing levels and manufacturing yields.

Operating Expenses

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$4,298	$4,185	$113	3%

The increase in research and development expenses in the first quarter of 2012 compared to the first quarter of 2011 is primarily due to the lack of recognition of any funded development costs under the Philips agreement in the first quarter of 2012 as the agreement ended in the fourth quarter of 2011 compared to the recognition of $2.0 million in funded development costs in the first quarter of 2011. This was partly offset by a decrease of $0.9 million in materials related to decreased development costs associated with our Vascular System and decreases in stock-based compensation and employee-related expenses. We expect research and development expenses for the remainder of 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$7,359	$8,044	$(685)	(9)%

The decrease in selling, general and administrative expenses in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decrease of $0.9 million in stock-based compensation expense and a decrease in professional service fees, partially offset by an increase in employee related expenses. We expect our selling, general and administrative expenses for the remainder of 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Vascular System.

Gain on Sale of Intellectual Property

	Three Months Ended March 31,		Change
(Dollars in thousands)	2012	2011	$	%
Gain on sale of intellectual property	$—	$23,000	$(23,000)	(100)%

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

Interest Income

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$21	$92	$(71)	(77)%

Interest income from cash, cash equivalents and investments decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the receipt of interest on our note receivable from Luna in the first quarter of 2011. We expect interest income for the remainder of 2012 to continue to decline compared to 2011 levels.

Interest and Other Expense, net

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest and other expense, net	$(907)	$(3)	$(904)	30133%

Interest and other expense, net increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in interest expense related to our new debt agreement in addition to unrealized losses on the valuation of the Luna Warrants. We expect interest expense to continue to increase in 2012 over 2011 levels.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of March 31, 2012 we had an accumulated deficit of $286.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds.

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of March 31, 2012, we were in compliance with all financial covenants.

Cash flow activity for the three months ended March 31, 2012 and 2011 is summarized as follows:

	Three months ended March 31,
	2012	2011
Cash used in operating activities	$(13,663)	$(6,481)
Cash provided by investing activities	5,905	15,709
Cash provided by (used in) financing activities	180	(829)

Net increase (decrease) in cash and cash equivalents	$(7,578)	$8,399

Net Cash Used in Operating Activities

Net cash used in operating activities in the first quarter of 2012 and 2011 primarily reflects the net income (loss) for those periods, exclusive of the gain on sale of intellectual property in 2011, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first quarter of 2012 was negatively impacted by increases in accounts receivable and inventory and a decrease in accounts payable. Net cash used in operating activities for the first quarter of 2011 was positively impacted by increases in accrued liabilities balances due to funding received from Philips but not yet recognized and was negatively impacted by decreases in accounts payable and deferred revenue balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first quarter of 2012 primarily relates to the net proceeds from investments as we managed our investment portfolio to provide liquidity and interest income. Net cash provided by investing activities for the first quarter of 2011 primarily relates to the proceeds from the sale of intellectual property, partially offset by the investment of certain of the proceeds from the Philips agreements.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the first quarter of 2012 is related to the proceeds from the exercise of stock options. Net cash used in financing activities for the first quarter of 2011 is primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from the exercise of stock options.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. In an attempt to reduce our future spending, we reduced our work force in the third quarter of 2008 and again in the first and third quarters of 2009. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Sensei system and Vascular System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of March 31, 2012 and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs beyond the next twelve months. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$5,653	$1,505	$4,072	$76
Debt, including interest	38,118	2,127	22,323	13,668

Total	$43,771	$3,632	$26,395	$13,744

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2012, the fair value of our cash, cash equivalents and short-term investments was approximately $38.5 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk on our investments.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the quarter ended March 31, 2012, sales denominated in foreign currencies were approximately 24% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $111,000 in revenues for the first quarter of 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2012, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motion to dismiss on January 9, 2012. The hearing on Defendants’ motion to dismiss was held on May 3, 2012. We and the named officers intend to defend ourselves vigorously against these actions.

On November 12, 2009, Dawn Cates, a purported stockholder of Hansen, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Santa Clara, against the current members of our Board of Directors and certain of our current and former officers (the “Individual Defendants”), as well as our former independent auditor, PricewaterhouseCoopers LLP (“PwC”). Cates v. Moll, et al., Case No 09cv157170 (the “Cates Action”). The Cates Action purports to be brought on behalf of Hansen. The complaint asserts claims for breach of fiduciary duties and waste of corporate assets against the Individual Defendants, and professional negligence against PwC. The complaint alleges that the Individual Defendants disseminated false and misleading information in our SEC filings, public statements and other disclosures, failed to maintain adequate internal controls and willfully ignored problems with accounting and internal control practices and procedures, mismanaged and failed appropriately to oversee our operations, and wasted corporate assets. The complaint further alleges that the director defendants breached their fiduciary duties by allowing defendant Christopher Sells to resign from Hansen. The complaint seeks unspecified damages, internal control and corporate governance reforms, restitution and an award of costs and fees incurred in bringing the action. A substantively identical complaint (although without any claims against PwC) was filed in Santa Clara Superior Court on November 19, 2009. Daneshmand v. Moll, et al., Case No. 09cv157592 (the “Daneshmand Action”). On December 22, 2009, the Santa Clara Superior Court entered an order consolidating the Cates and Daneshmand Actions and renaming the actions as In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170. Plaintiffs designated their operative complaint on August 30, 2010. On November 3, 2010, Cates requested to be dismissed as a named plaintiff and subsequently sent a shareholder demand letter to the Company. The action continued with Daneshmand as the sole named plaintiff. We have reached a settlement of the Cates and Daneshmand Actions, as well as the Brown Action (see below) and the Cates shareholder demand (see below). On April 10, 2012, the Santa Clara Superior Court entered a final order approving that settlement and dismissing with prejudice In re Hansen Medical, Inc. Shareholder Derivative Litigation.

On December 15, 2009, Michael Brown, a purported stockholder of Hansen, filed a shareholder derivative complaint in the United States District Court for the Northern District of California. Brown v. Moll, et al., Case No. 09-05881 (the “Brown Action”). The allegations of complaint in the Brown Action are substantively identical to the allegations of the Cates and Daneshmand Actions (the Brown Action does not name PwC as a defendant). On July 21, 2010, the Court in the Brown Action granted Defendants’ Motion to Dismiss on the ground that Plaintiff had not alleged facts sufficient to establish demand futility. The Court granted Plaintiff leave to amend. Plaintiffs filed their amended complaint on August 9, 2010. On November 12, 2010, the Court granted Defendants’ motion to dismiss, with prejudice. Plaintiff filed a Notice of Appeal on December 13, 2010. Briefing on the appeal is complete, although no hearing date has been set. Following the parties’ settlement agreement, the Ninth Circuit placed the appeal in its mediation program so as to monitor the status of the settlement. Following the Santa Clara Superior Court’s entry of the final order approving the settlement as described above, the parties to the Brown Action filed a Joint Motion to Voluntarily Dismiss the appeal. On April 13, 2012, pursuant to the parties’ Joint Motion, the Ninth Circuit entered an order dismissing the appeal.

On December 1 and December 14, 2009, we received letters from counsel for purported Hansen stockholders Naoum Baladi and Robert Rogowski demanding that our Board of Directors take action to “remedy breaches of fiduciary duty by the directors and certain officers of Hansen and professional negligence by our outside auditor PricewaterhouseCoopers, LLP.” These letters recite essentially the same allegations as are contained in the Cates Action and demand that our Board take action against the officers and directors, and PwC, to recover damages incurred by us and to correct deficiencies in our internal controls. The letters state that if, within a reasonable time, our Board has not commenced the requested action or if our Board refuses to commence the requested action, the named stockholders will commence derivative actions. On July 9, 2010, we received a letter from counsel for purported Hansen stockholder Kathy Fox demanding that we investigate and bring legal action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders. Our Board, with the assistance of an independent counsel, has completed its investigation regarding the allegations set forth by Baladi, Rogowski and Fox in their letters. Our Board has notified counsel for each of Baladi, Rogowski and Fox that it has determined, in the exercise of its business judgment, that any litigation would not be in our best interests and it affirmatively objects to the commencement of any litigation on our behalf. On January 11, 2011, we received a letter from counsel for purported Hansen stockholder Dawn Cates demanding that our Board take action to remedy “possible breaches of fiduciary duty and other potential violations of law” by certain of our directors, officers and insiders, and PwC. On January 18, 2011 our Board responded to counsel for Cates, indicating that it has “determined, in the exercise of its business judgment, that any litigation would not be in our best interests, and it affirmatively objects to the commencement of any litigation on our behalf.” As discussed above, we have reached a settlement of the Cates shareholder demand.

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

Our Magellan Robotic System, NorthStar Robotic Catheter and related accessories designed, which we refer to as our Vascular System, have received CE mark approval for sale in the European Union. We will not be able to sell our Vascular System for clinical use outside of the European Union until we receive regulatory approval or clearance to do so. We submitted a 510(k) pre-market notification to the FDA on April 11, 2011 for our Vascular System. On September 7, 2011, we received a letter from the FDA responding to our application. The FDA’s initial response requested additional information, including additional pre-clinical data, but did not request additional clinical cases and did not raise questions regarding the 510(k) pathway for the device. On February 6, 2012, we responded to the FDA’s questions and provided the results of additional pre-clinical testing. The FDA or other regulatory authorities could ask us to supplement, clarify or explain our submissions, collect more non-clinical data than requested to date, conduct clinical trials or engage in other time-consuming or costly actions, or it could simply deny our applications. Seeking new clearances or approvals could also result in the FDA or other regulatory authorities reviewing prior submissions and modifying or revoking prior clearances or approvals. In addition, clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. While we believe that the FDA clearance for our Magellan Robotic System, NorthStar Robotic Catheter and related accessories can be expected in the second quarter of 2012, we cannot predict with certainty whether the data from our preclinical testing and other responses to the FDA will be sufficient to support clearance or how or when the FDA or other regulatory authorities will act with regard to our applications with respect to the Vascular System. If we are unable to obtain clearances for our proposed Vascular System on a timely basis, or at all, or on terms that are necessary for a successful product introduction, our financial condition and cash flow may be adversely affected, and our ability to grow may be limited.

Successful commercialization of our new Vascular System is subject to a manufacturing, marketing, sales and customer service risks.

We have not previously manufactured our Magellan Robotic System, NorthStar Robotic Catheter and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei Robotic System following its initial regulatory approvals in 2007, the marketing and sales effort for our Vascular System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling the Vascular System. The ability to obtain market acceptance of a new product such as the Vascular System is highly variable and subject to many risks. As a result our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Vascular System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Vascular System. As a result, with greater physician experience with our Vascular System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Vascular System, our financial condition and results of operations could be adversely impacted.

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

We are a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former executive officers and directors, are defendants in a federal securities class action lawsuit. This lawsuit is described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of the lawsuit (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be or become parties to such action.) Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. Prior to resolution of these matters, they will result in substantial expenses for legal, accounting, tax and other professional services, and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. Prior to the second quarter of 2007, we were a development stage company. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter in September 2011. As of March 31, 2012, we have also received regulatory approvals related to our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand. The future success of our business will depend on our ability to design and obtain regulatory approval for new products, including our Vascular System in the United States, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have fluctuated significantly. We have only recently introduced our Vascular System and do not have experience selling different systems for different applications. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of March 31, 2012, we had an accumulated deficit of $286.6 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. In 2008, we both issued equity and entered into a new debt facility and, in 2009 and 2010, we issued additional equity. In 2011, we issued equity and entered in a new debt facility. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements or enter into debt or other credit facilities. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Volatility in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Also, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

We expect to incur substantial additional net losses for at least the next year as we continue our development and commercialization efforts on our Magellan Robotic System and NorthStar Robotic Catheter, continue our manufacturing, marketing and sales operations to commercialize our products and seek additional regulatory clearances. We expect our reported research and development expenses to increase through 2012 as compared to 2011 levels as we will not receive reimbursements from Philips in 2012 as we did in 2011. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis or we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

As of March 31, 2012, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and NorthStar Robotic Catheter could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In particular, we have recently begun commercialization in Europe of a new robotic system to be used in endovascular applications, are seeking U.S. regulatory approvals for the system and are continuing development of a next generation version of the system. We expect to spend considerable amounts in the development and commercialization of this device and in obtaining regulatory approval. In the first quarter of 2012, net cash used in operating activities was $13.7 million. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

In January 2012, our Vice President of Marketing and Business Development resigned, in December 2011, our Vice President of Legal Affairs resigned, in May 2011, our Senior Vice President of Regulatory and Chief Technology Officer resigned, in January 2011, our Vice President of U.S. Commercial Operations resigned and in October 2010, our Senior Vice President of Operations resigned. We hired a new Vice President of Clinical Affairs and Training in October 2010, a new Vice President of Engineering in November 2010, a new Vice President of U.S. Commercial Operations in April 2011, a new Chief Financial Officer in June 2011, a new Vice President and General Counsel in January 2012 and a new Vice President of Marketing and Business Development in April 2012. If we are unable to recruit qualified individuals in a timely manner, our product development and commercialization efforts could be materially delayed or be unsuccessful. Additionally, in the third quarter of 2008 and the first and third quarters of 2009, we reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the first quarter of 2012, approximately 41% of our total revenues were generated outside the United States. While most of these revenues were denominated in U.S. dollars, approximately 24% of our total revenues were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $111,000 in revenues in the first quarter of 2012.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 27, 2012, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Based on our review of publicly available filings as of April 27, 2012, our five largest stockholders collectively owned approximately 35.6 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 10.6 percent of the outstanding shares of our common stock as of April 27, 2012. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

Not applicable

(b) Uses of Proceeds from Sale of Registered Securities

Not applicable

(c) Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.83+	Separation Agreement by and between the Registrant and Robert Mittendorff, dated as of January 6, 2012.

10.84+	Waiver by Bruce J Barclay, dated February 9, 2012.

10.85+	Employment agreement with Joe Guido, dated as of March 19, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2012	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2012	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)