Form 10-Q
period 2012-06-30
HANSEN MEDICAL INC
filed 2012-08-09
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2012 was 61,375,816.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,603	$36,520
Short-term investments	8,799	15,690
Accounts receivable, net	4,713	5,493
Inventories	8,112	6,617
Deferred cost of goods sold	922	1,573
Prepaids and other current assets	1,393	1,829

Total current assets	44,542	67,722

Property and equipment, net	7,222	8,300
Restricted cash	65	65
Other assets	607	672

Total assets	$52,436	$76,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,664	$2,944
Accrued liabilities	3,359	4,153
Current portion of deferred revenue	4,645	6,276

Total current liabilities	10,668	13,373

Deferred revenue, net of current portion	163	162
Long-term debt, net of current portion	29,277	29,147
Other long-term liabilities	712	596

Total liabilities	40,820	43,278

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000 shares
Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000 shares
Issued and outstanding: 61,376 and 59,981 shares at June 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	310,059	308,153
Accumulated other comprehensive income (loss)	(365)	119
Accumulated deficit	(298,084)	(274,797)

Total stockholders’ equity	11,616	33,481

Total liabilities and stockholders’ equity	$52,436	$76,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$2,227	$4,027	$5,508	$7,930
Service	1,308	1,293	2,681	2,669

Total revenues	3,535	5,320	8,189	10,599
Cost of revenues:
Product	2,239	3,286	5,710	7,055
Service	543	659	994	1,352

Total cost of revenues	2,782	3,945	6,704	8,407

Gross profit	753	1,375	1,485	2,192

Operating expenses:
Research and development	4,562	2,615	8,860	6,800
Selling, general and administrative	6,769	7,151	14,128	15,195

Total operating expenses	11,331	9,766	22,988	21,995

Gain on sale of intellectual property (Note 5)	—	—	—	23,000

Income (loss) from operations	(10,578)	(8,391)	(21,503)	3,197
Interest income	21	32	42	124
Interest and other expense, net	(919)	(399)	(1,826)	(402)

Net income (loss)	$(11,476)	$(8,758)	$(23,287)	$2,919

Net income (loss) per share:
Basic	$(0.19)	$(0.16)	$(0.38)	$0.05

Diluted	$(0.19)	$(0.16)	$(0.38)	$0.05

Shares used to compute net income (loss) per share:
Basic	61,209	54,675	60,853	54,388

Diluted	61,209	54,675	60,853	56,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30
	2012	2011	2012	2011
Net income (loss)	$(11,476)	$(8,758)	$(23,287)	$2,919
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	(387)	(1,042)	(472)	51
Foreign currency translation adjustment	(24)	1	(12)	26

Change in other comprehensive income (loss)	(411)	(1,041)	(484)	77

Comprehensive income (loss)	$(11,887)	$(9,799)	$(23,771)	$2,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(23,287)	$2,919
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of intellectual property	—	(23,000)
Depreciation and amortization	1,646	1,791
Stock-based compensation	1,292	3,695
Amortization of common stock warrants	130	—
Loss on disposal of fixed assets	1	9
Unrealized (gains) losses on investments	27	(13)
Provision (benefit) for doubtful accounts	—	(3)
Loss on settlement of note receivable	—	190
Changes in operating assets and liabilities:
Accounts receivable	780	(315)
Inventories	(1,713)	(449)
Deferred cost of goods sold	651	1,103
Prepaids and other current assets	400	551
Other long-term assets	38	(3)
Accounts payable	(280)	(319)
Accrued liabilities	(822)	1,450
Deferred revenue	(1,630)	(3,253)
Deferred rent	(58)	(7)
Other long-term liabilities	202	66

Net cash used in operating activities	(22,623)	(15,588)

Cash flows from investing activities:
Purchase of property and equipment	(351)	(268)
Proceeds from sales and maturities of short-term investments	13,312	—
Purchase of investments	(6,869)	(22,916)
Proceeds from sale of intellectual property	—	23,000
Collection of note receivable	—	3,628

Net cash provided by investing activities	6,092	3,444

Cash flows from financing activities:
Repayments of loans payable	—	(1,782)
Proceeds from exercise of common stock options, net	230	245
Proceeds from employee stock purchase plan	384	217
Withholding taxes paid on vested restricted stock units	—	(302)

Net cash provided by (used in) financing activities	614	(1,622)

Net decrease in cash and cash equivalents	(15,917)	(13,766)
Cash and cash equivalents at beginning of period	36,520	25,769

Cash and cash equivalents at end of period	$20,603	$12,003

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

The Company’s products include the Sensei® Robotic Catheter System (the “Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed Magellan™ Robotic System for use in the vasculature and its related NorthStar™ Robotic Catheter. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007. The Company received CE Mark approval for the Lynx catheter in September 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan Robotic System in September 2011. The Company received FDA clearance for its Magellan Robotic System, including the catheter and accessories in June 2012.

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On November 7, 2011, the Company sold 4,785,000 shares of its common stock in a private placement, resulting in approximately $10.0 million in net proceeds after offering expenses. On December 8, 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. The Company is obligated to pay interest only on the loan through June 30, 2013. Payments on the loan will be made through January 1, 2016. See Note 7.

From inception to June 30, 2012, the Company has incurred losses totaling approximately $298.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2012 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful launch of this system. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of June 30, 2012 and the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products will be sufficient to meet its anticipated cash requirements for the next twelve months. However, if future sales do not meet the Company’s current forecast, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. The Company may decide to raise additional funding in the future by selling equity or debt securities, licensing other non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its future cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if cash flows from operating activities are significantly less than expected, the Company may be required to adopt additional cost-cutting measures as noted above. The Company is also subject to minimum liquidity requirements under its existing borrowing arrangements. If the Company’s cash flows are less than expected, it may not be able to meet these minimum liquidity requirements and its lenders could enforce remedies under the agreements, which include demanding repayment of its loans at such time. Any of these factors could harm the Company’s financial condition.

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

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target prices and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements.

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

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
June 30, 2012:
Money market funds	$20,217	$—	$—	$20,217	$20,217	$—
Corporate debt securities	6,822	1	(2)	6,821	—	6,821
Corporate equity securities	2,158	151	(436)	1,873	—	1,873

	$29,197	$152	$(438)	$28,911	$20,217	$8,694

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406	$31,406	$—
U.S. government agency securities	11,526	2	—	11,528	1,000	10,528
Corporate debt securities	4,864	—	(1)	4,863	2,150	2,713
Corporate equity securities	2,159	185	—	2,344	—	2,344

	$49,955	$187	$(1)	$50,141	$34,556	$15,585

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of June 30, 2012 was $1,721,000.

As of June 30, 2012, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate debt securities	$2,442	$(2)
Corporate equity securities	1,721	(436)
Warrants to purchase corporate equity securities	105	(89)

	$4,268	$(527)

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

The fair value hierarchy of the Company’s cash equivalents and short-term investments at June 30, 2012 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$20,217	$—	$—	$20,217
Corporate debt securities	—	6,821	—	6,821
Corporate equity securities	1,873	—	—	1,873
Warrants to purchase corporate equity securities	—	—	105	105

	$22,090	$6,821	$105	$29,016

4.	Inventories (in thousands)

	June 30, 2012	December 31, 2011
Raw materials	$3,143	$2,943
Work in process	3,402	3,203
Finished goods	1,567	471

Inventories	$8,112	$6,617

5.	Agreements with Philips

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

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Magellan Robotic System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System, subject to caps based on the amounts Philips contributes to the development of the system. In connection with the agreements, the Company received upfront payments of $23.0 million with respect to the FOSSL technology and $6.0 million with respect to the amendment of the joint development agreement and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net loss. The $6.0 million associated with the amendment of the extended joint development agreement was recognized as a reduction of research and development costs ratably as milestones were met through the end of the term of the agreement, which was October 2011, consistent with how the Company accounted for the previous funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,771,000 and $4,792,000 in the three and six months ended June 30, 2011, respectively. The Company received and recognized all funds related to the amended extended joint development agreement in fiscal 2011.

6.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of June 30, 2012, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2012 (remainder of year)	$1,019
2013	2,087
2014	1,976
2015	74

Total	$5,156

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$11	$12	$12	$15
Accruals for warranties issued during the period	15	43	35	89
Warranty costs incurred during the period	(17)	(41)	(38)	(90)

Balance at end of period	$9	$14	$9	$14

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

The Company cannot estimate whether the pending securities law class actions will result in significant expenses nor the amount of any such expenses. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of the actions, we may be required to pay material damages and fines, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

The Company has settled the derivative litigation that followed the October 9, 2009 restatement announcement and that has been described in the Company’s prior financial statements. On April 10, 2012, the Santa Clara Superior Court entered a final order in the case entitled, In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170, granting final approval of the parties’ settlement and dismissing that action. Pursuant to the parties’ settlement agreement, the parties to the case entitled Brown v. Moll, et al., Case No. 09-05881, filed in the Ninth Circuit Court of Appeals a Joint Motion to Voluntarily Dismiss the appeal of the Northern District of California’s order dismissing that action. On April 13, 2012, pursuant to the parties’ Joint Motion, the Ninth Circuit entered an order dismissing the appeal, which resulted in the Northern District of California’s order dismissing the action becoming the final judgment in that action. The Company has, through its insurer, made the settlement payment required under the parties’ agreement and has implemented the ongoing corporate governance measures required under that agreement.

7.	Long-term Debt

In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”), Silicon Valley Bank (“SVB”) and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. In connection with the loan and security agreement, the Company and SVB terminated their previous loan agreement and the Company used approximately $3.4 million of the proceeds to pay off their existing obligations on that loan. Under the agreement, the Company is obligated to pay interest only on the loan through June 30, 2013. The loan bears interest at a stated rate of 9.45% and includes a final interest payment of 3.95% of the original principal. Payments on the loan continue through January 1, 2016. At the Company’s option, it may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if the prepayment is made on before the second anniversary of the funding of the loan or (b) 1.50% of the principal amount of the loan then outstanding if the prepayment is made after the second anniversary of the funding of the loan.

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $58,000 and $130,000 was amortized to interest expense in the three and six months ended June 30, 2012, respectively.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2012, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of June 30, 2012 are as follows (in thousands):

2012 (remainder of year)	$1,418
2013	7,287
2014	13,520
2015	13,520
2016	2,312

Total remaining payments	38,057
Less: Amount representing interest	(8,057)

30,000
Less: Unamortized discount	(723)

29,277

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$29,277

8.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$129	$227	$114	$598
Research and development	227	433	145	1,030
Selling, general and administrative	657	749	1,033	2,067

Total	$1,013	$1,409	$1,292	$3,695

Total stock-based compensation for the six months ended June 30, 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for the Company’s employee stock purchase plan. This out of period correction is not material to the six months ended June 30, 2012 or prior periods.

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

Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected volatility	87%-89%	60%	61%-89%	60%-61%
Risk-free interest rate	0.6%-0.7%	1.6%-1.8%	0.6%-1.0%	1.6%-2.3%
Expected term (in years)	4.44	4.50	4.44-4.75	4.50
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected volatility	106%	N/A	106%	66%
Risk-free interest rate	0.2%	N/A	0.2%	1.3%
Contractual term (in years)	1.00	N/A	1.00	3.00
Expected dividend rate	0%	N/A	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected volatility	62%-110%	83%-84%	62%-110%	74%-84%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%-0.2%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2012	6,827	$5.06
Options granted	1,876	$3.10
Options exercised	(121)	$1.95
Options cancelled	(737)	$5.59

Balance, June 30, 2012	7,845	$4.59	5.02	$1,158

Options vested at June 30, 2012	3,817	$6.67	4.01	$627

As of June 30, 2012, total unamortized stock-based compensation related to unvested stock options was $4,946,000, with a weighted-average recognition period of 3.04 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2012	1,631	$2.17
Awarded	841	$3.12
Vested	(1,078)	$2.15
Cancelled	(474)	$2.23

Balance, June 30, 2012	920	$3.03

As of June 30, 2012, 756,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

9.	Income Taxes

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

10.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(11,476)	$(8,758)	$(23,287)	$2,919

Basic:
Weighted-average common shares used to compute basic net income (loss) per share	61,209	54,675	60,853	54,388

Basic net income (loss) per share	$(0.19)	$(0.16)	$(0.38)	$0.05

Diluted:
Weighted-average common shares used to compute basic net income (loss) per share	61,209	54,675	60,853	54,388
Dilutive effect of outstanding stock options	—	—	—	804
Dilutive effect of unvested restricted stock units	—	—	—	1,315
Dilutive effect of estimated shares to be issued under the employee stock purchase plan	—	—	—	1

Weighted-average common shares used to compute diluted net income (loss) per share	61,209	54,675	60,853	56,508

Diluted net income (loss) per share	$(0.19)	$(0.16)	$(0.38)	$0.05

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options outstanding	7,845	7,216	7,845	3,015
Unvested restricted stock units	950	1,609	950	—
Proceeds from employee stock purchase plan	33	26	33	—

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with stability and control in interventional procedures. Our Magellan™ Robotic System is designed to allow physicians to navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by providing excellent clinical results and permitting more complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of June 30, 2012, we had an accumulated deficit of $298.1 million. We expect our losses to continue through at least 2012 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We received CE Mark for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark for our Artisan catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx® catheter in September 2010. In July 2011, we received CE Mark for our Magellan Robotic System and in September 2011 received a CE Mark for the NorthStar™ Robotic

Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

In November 2009, we entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products. In December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Magellan Robotic System. The Magellan Robotic System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Magellan Robotic System and will receive royalties based on sales of the Magellan Robotic System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Magellan Robotic System and extended and increased certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized as a reduction to research and development costs ratably as milestones were met through the end of the term of the agreement, which was in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and NorthStar Robotic Catheters that are sold, subject to caps, through October 2017.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the six months ended June 30, 2012.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. Beginning in the fourth quarter of 2011, our revenues also include sales of our Magellan Robotic System. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system, Magellan Robotic System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for the remainder of 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for the remainder of 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

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

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$129	$227	$114	$598
Research and development	227	433	145	1,030
Selling, general and administrative	657	749	1,033	2,067

Total	$1,013	$1,409	$1,292	$3,695

Total stock-based compensation for the six months ended June 30, 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to the six months ended June 30, 2012 or prior periods. Net of this adjustment, the decrease in stock-based compensation in 2012 compared to 2011 is due primarily to lower equity awards.

Results of Operations

Comparison of the quarter ended June 30, 2012 to the quarter ended June 30, 2011

Revenues

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$2,227	$4,027	$(1,800)	(45)%
Service	1,308	1,293	15	1%

Total revenues	$3,535	$5,320	$(1,785)	(34)%

In the second quarter of 2012, we recognized revenue on two systems compared to five systems in the second quarter of 2011. This decrease was partially offset by an increase in both the number of catheters sold and the average selling prices of those catheters in the second quarter of 2012 as compared to the second quarter of 2011. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$2,239	$3,286	$(1,047)	(32)%
Service	543	659	(116)	(18)%

Total cost of revenues	$2,782	$3,945	$(1,163)	(29)%
As a percentage of revenues	78.7%	74.2%

Cost of revenues for the second quarter of 2012 increased as a percentage of revenue compared to the second quarter of 2011 due primarily to changes in product mix sold and the impact of production variances on reduced revenue levels. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$4,562	$2,615	$1,947	74%

The increase in research and development expenses in the second quarter of 2012 compared to the second quarter of 2011 is primarily due to the lack of recognition of any funded development costs under the Philips agreement in the second quarter of 2012 as the agreement ended in the fourth quarter of 2011 compared to the recognition of $2.8 million in funded development costs in the second quarter of 2011. This was partly offset by a decrease of $0.9 million in materials related to decreased development costs associated with our Magellan Robotic System and decreases in stock-based compensation. We expect research and development expenses for the remainder of 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$6,769	$7,151	$(382)	(5)%

The decrease in selling, general and administrative expenses in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a decrease of $0.8 million in professional service fees, primarily related to decreased litigation expenses, partially offset by an increase in employee related expenses. We expect our selling, general and administrative expenses for the remainder of 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

Interest Income

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$21	$32	$(11)	(34)%

Interest income from cash, cash equivalents and investments decreased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the receipt of interest on our note receivable from Luna in the second quarter of 2011 which note was fully paid off in 2011. We expect interest income for the remainder of 2012 to continue to decline compared to 2011 levels.

Interest and Other Expense, net

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest and other expense, net	$(919)	$(399)	$(520)	130%

Interest and other expense, net increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to an increase in interest expense related to our fourth quarter 2011 debt agreement in addition to unrealized losses on the valuation of the Luna Warrants. We expect interest expense to continue to increase in 2012 over 2011 levels.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenues

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$5,508	$7,930	$(2,422)	(31)%
Service	2,681	2,669	12	—%

Total revenues	$8,189	$10,599	$(2,410)	(23)%

In the first six months of 2012, we recognized revenue on six systems compared to 10 systems in the first six months of 2011. The number of catheters sold in the first six months of 2012 compared with the first six months of 2011 also declined, partially offset by increases in average selling prices.

Cost of Revenues

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$5,710	$7,055	$(1,345)	(19)%
Service	994	1,352	(358)	(26)%

Total cost of revenues	$6,704	$8,407	$(1,703)	(20)%
As a percentage of revenues	81.9%	79.3%

Cost of revenues for the first six months of 2012 increased as a percentage of revenue compared to the first six months of 2011 primarily due to changes in product mix sold and the impact of production variances on reduced revenue levels.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$8,860	$6,800	$2,060	30%

The increase in research and development expenses in the first six months of 2012 compared to the first six months of 2011 is primarily due to the lack of recognition of any funded development costs under the Philips agreement in the first six months of 2012 as the agreement ended in the fourth quarter of 2011 compared to the recognition of $4.8 million in funded development costs in the first six months of 2011. This was partly offset by a decrease of $1.8 million in materials related to decreased development costs associated with our Magellan Robotic System and decreases in stock-based compensation.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$14,128	$15,195	$(1,067)	(7)%

The decrease in selling, general and administrative expenses in the first six months of 2012 compared to the first six months of 2011 was primarily due to a decrease of $1.0 million in professional service fees, primarily related to decreased litigation expenses, and a decrease of $1.0 million in stock-based compensation expense, partially offset by an increase in employee related expenses.

Gain on Sale of Intellectual Property

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Gain on sale of intellectual property	$—	$23,000	$(23,000)	(100)%

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

Interest Income

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$42	$124	$(82)	(66)%

Interest income from cash, cash equivalents and investments decreased in the first six months of 2012 compared to the first six months 2011 primarily due to the receipt of interest on our note receivable from Luna in 2011 which note was fully paid off in 2011.

Interest and Other Expense, net

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest and other expense, net	$(1,826)	$(402)	$(1,424)	(354)%

Interest and other expense, net increased in the first six months of 2012 compared to the first six months of 2011 primarily due to an increase in interest expense related to our fourth quarter 2011 debt agreement in addition to unrealized losses on the valuation of the Luna Warrants.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of June 30, 2012 we had an accumulated deficit of $298.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds.

In December 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of cash, investments and certain accounts receivable. The loan also limits our ability to do any of the following:

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of June 30, 2012, we were in compliance with all financial covenants.

Cash flow activity for the six months ended June 30, 2012 and 2011 is summarized as follows:

	Six months ended June 30,
	2012	2011
Cash used in operating activities	$(22,623)	$(15,588)
Cash provided by investing activities	6,092	3,444
Cash provided by (used in) financing activities	614	(1,622)

Net increase (decrease) in cash and cash equivalents	$(15,917)	$(13,766)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first six months of 2012 and 2011 primarily reflects the net income (loss) for those periods, exclusive of the gain on sale of intellectual property in 2011, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first six months of 2012 was negatively impacted by an increase in inventory and decreases in accrued liabilities and deferred revenue. Net cash used in operating activities for the first six months of 2011 was positively impacted by increases in accrued liabilities balances due to funding received from Philips but not yet recognized and was negatively impacted by decreases in accounts payable and deferred revenue balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first six months of 2012 primarily relates to the net proceeds from investments as we managed our investment portfolio to provide liquidity for our operations. Net cash provided by investing activities for the first six months of 2011 primarily relates to the proceeds from the sale of intellectual property, partially offset by the use of certain of the proceeds from the Philips agreements to purchase short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the first six months of 2012 is related to the proceeds from our employee stock purchase plan and the exercise of stock options. Net cash used in financing activities for the first six months of 2011 is primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from our employee stock purchase plan and the exercise of stock options.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have historically experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the corporate infrastructure required to manufacture and sell our products at sufficient levels and profit margins and operate as a publicly traded company as well as continue to develop new products and pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of June 30, 2012 and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs beyond the next twelve months. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our longer term needs or if our cash flows from operating activities are less than we expect, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$5,156	$1,019	$4,063	$74
Debt, including interest	38,057	1,418	20,807	15,832

Total	$43,213	$2,437	$24,870	$15,906

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2012, the fair value of our cash, cash equivalents and short-term investments was approximately $29.4 million, the majority of which will mature in one year or less. A hypothetical 50 basis point decrease or increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk on our investments.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the six months ended June 30, 2012, sales denominated in foreign currencies were approximately 23% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $189,000 in revenues for the first six months of 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of

1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2012, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have settled the derivative litigation that followed the October 9, 2009 restatement announcement and that has been described in our prior financial statements. On April 10, 2012, the Santa Clara Superior Court entered a final order in the case entitled, In re Hansen Medical, Inc. Shareholder Derivative Litigation, Case No. 09cv157170, granting final approval of the parties’ settlement and dismissing that action. Pursuant to the parties’ settlement agreement, the parties to the case entitled Brown v. Moll, et al., Case No. 09-05881, filed in the Ninth Circuit Court of Appeals a Joint Motion to Voluntarily Dismiss the appeal of the Northern District of California’s order dismissing that action. On April 13, 2012, pursuant to the parties’ Joint Motion, the Ninth Circuit entered an order dismissing the appeal, which resulted in the Northern District of California’s order dismissing the action becoming the final judgment in that action. We have, through our insurer, made the settlement payment required under the parties’ agreement and have implemented the ongoing corporate governance measures required under that agreement.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our efforts to commercialize our Magellan Robotic System and Sensei system may encounter obstacles and delays which could significantly harm our ability to generate revenue.

Our ability to generate revenues depends upon the successful commercialization of our Magellan Robotic System and Sensei system. These commercialization efforts may not succeed for a number of reasons, including:

•	our systems may not be accepted by physicians or hospitals;

•	we may not be able to sell our systems and associated catheters at prices that allow us to meet the revenue targets necessary to generate revenue necessary to achieve profitability;

•	we, or the investigators of our products, may not be able to generate sufficient information regarding outcomes with our systems to satisfy potential purchasers;

•	the availability and perceived advantages and disadvantages of alternative treatments may hinder acceptance of our systems;

•	any rapid technological change may make our products obsolete;

•	we may not be able to manufacture our systems or catheters in commercial quantities or at an acceptable cost; and

•	we may not have adequate financial or other resources to complete the commercialization of our systems or the development of new products.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in electrophysiology procedures or the development and commercialization of our Magellan Robotic System, we may never achieve sustained profitability and may be forced to cease operations.

Successful commercialization of our Magellan Robotic System is subject to manufacturing, marketing, sales and customer service risks which could significantly harm our ability to generate revenue.

We have not previously manufactured our Magellan Robotic System, NorthStar Robotic Catheter and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007, the marketing and sales effort for our Magellan Robotic System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic System is an expensive capital equipment purchase which slows the sales process. Since the Magellan Robotic System has only recently been commercially introduced, our Magellan Robotic System has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Magellan Robotic System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Magellan Robotic System. As a result, with greater physician experience with our Magellan Robotic System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Magellan Robotic System, our financial condition and results of operations could be adversely impacted.

We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan Robotic System, including our NorthStar Robotic Catheter and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter in September 2011. We received FDA clearance for the commercialization of our Magellan Robotic System in June 2012. As of June 30, 2012, we have also received regulatory approvals related to our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand.

The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have fluctuated significantly. We have only recently introduced our Magellan Robotic System and do not have experience selling different systems for different applications. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002. As of June 30, 2012, we had an accumulated deficit of $298.1 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements, enter into debt or other credit facilities or some combination of these transactions. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Also, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

On December 8, 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of cash, investments and certain accounts receivable. The loan also limits our ability to do any of the following:

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

As of June 30, 2012, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of our systems often represents a significant capital purchase for our customers and many customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of one of our systems. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. We believe that the macroeconomic environment and the deterioration in confidence and spending in Europe and the United States have impacted and will continue to impact potential customers and their decisions to purchase our products into the foreseeable future. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, whether worldwide, regional or specific to our industry, nor the extent of its potential impact on our future sales, financial condition and results of operations.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve sustained profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011 and FDA clearance to market, sell and distribute our Magellan Robotic System in the United States in the second quarter of 2012. In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

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

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our catheters or our systems, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and NorthStar Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system and Magellan Robotic System. We also obtain the motors for our Sensei system and Magellan Robotic System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, in October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus will manufacture certain components for us in quantities determined by a non-binding forecast and by purchase orders.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternative sources in a timely fashion. Any transition to alternative manufacturers or suppliers or a decision to discontinue our relationship with a current manufacturer or supplier could result in operational problems, increased expenses or write-down of capitalized assets that would adversely affect operating results and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms on a timely basis or at all. Additionally, obtaining components from a new supplier may require qualification of a new supplier in the form of a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume purchasing components for inclusion in our products. Any disruptions in product supply may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers. We currently purchase a number of the components for our systems in foreign jurisdictions. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business and our financial condition.

If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if future clearances or approvals are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems. We received FDA clearance to commercialize our Magellan Robotic System in June 2012. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present FDA clearance and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those currently cleared by the FDA. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study will involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010. We intend to complete enrollment by the end of 2013, although we may modify the timing of planned enrollment in the future to minimize expenditures. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts.

With regard to our Sensei system, our Magellan Robotic System, or other products, the FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

We expect to derive substantially all of our revenues from sales of our Sensei system, our recently-introduced Magellan Robotic System and the associated catheters and accessories. If hospitals do not purchase our systems, we may not generate sufficient revenues to continue our operations.

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011. We received FDA clearance to commercialize our Magellan Robotic System in June 2012. Because we have shipped only slightly more than 100 Sensei systems and our Magellan Robotic System has only recently been commercially introduced, our systems have limited product and brand recognition. Furthermore, particularly in this period of economic volatility and uncertainty, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months. Beginning with the fourth quarter of 2008, in a period of economic uncertainty, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. Additionally, the majority of our revenue is often shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and NorthStar Robotic Catheter could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei system for ablation and other therapeutic indications, including for the treatment of atrial fibrillation and has specifically instructed that our products be labeled to inform our customers that the safety and effectiveness of our technology for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including for atrial fibrillation, have not been established. We presently believe that to date, all of the procedures in which our Sensei system has been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA and which therefore could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In the first six months of 2012, net cash used in operating activities was $22.6 million. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We and certain of our current and former executive officers and directors are defendants in a federal securities class action lawsuit. This lawsuit is described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of the lawsuit (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be or become parties to such action.) Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. Prior to resolution of these matters, they will result in substantial expenses for legal, accounting, tax and other professional services, and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

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

We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is installed. The associated expenses are charged to cost of revenues as incurred. We have a limited history of commercial placements of our Sensei systems and a very limited history of commercial placements of our Magellan Robotic Systems from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.

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

We hired a new Vice President and General Counsel in January 2012, a new Vice President of Marketing and Business Development in April 2012 and are currently in the process of hiring a new Vice President of Engineering. If we are unable to recruit and retain qualified individuals, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the first six months of 2012, approximately 49% of our total revenues were generated outside the United States. While most of these revenues were denominated in U.S. dollars, approximately 23% of our total revenues were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $189,000 in revenues in the first six months of 2012.

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

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007, our Lynx catheters in September 2010, our Magellan Robotic System in July 2011 and our NorthStar Robotic Catheter and related accessories designed for use with the Magellan system in September 2011. We cannot be certain that we will be successful in meeting and continuing to meet European quality standards or other certification requirements.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 27, 2012, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Based on our review of publicly available filings as of July 27, 2012, our five largest stockholders collectively owned approximately 37.5 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 6.0 percent of the outstanding shares of our common stock as of July 27, 2012. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Dated: August 9, 2012	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)