Form 10-Q
period 2012-09-30
HANSEN MEDICAL INC
filed 2012-11-09
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2012 was 61,606,759.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,685	$36,520
Short-term investments	11,964	15,690
Accounts receivable, net	4,579	5,493
Inventories	8,387	6,617
Deferred cost of goods sold	73	1,573
Prepaids and other current assets	1,402	1,829

Total current assets	36,090	67,722
Property and equipment, net	6,616	8,300
Restricted cash	—	65
Other assets	632	672

Total assets	$43,338	$76,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,265	$2,944
Accrued liabilities	3,177	4,153
Current portion of deferred revenue	2,750	6,276
Current portion of long-term debt	2,398	—

Total current liabilities	10,590	13,373
Deferred revenue, net of current portion	108	162
Long-term debt, net of current portion	26,949	29,147
Other long-term liabilities	775	596

Total liabilities	38,422	43,278

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 100,000 shares Issued and outstanding: 61,602 and 59,981 shares at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	311,378	308,153
Accumulated other comprehensive income	47	119
Accumulated deficit	(306,515)	(274,797)

Total stockholders’ equity	4,916	33,481

Total liabilities and stockholders’ equity	$43,338	$76,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$3,868	$3,901	$9,376	$11,831
Service	1,235	1,459	3,916	4,128

Total revenues	5,103	5,360	13,292	15,959
Cost of revenues:
Product	3,358	3,632	9,068	10,687
Service	488	646	1,482	1,998

Total cost of revenues	3,846	4,278	10,550	12,685

Gross profit	1,257	1,082	2,742	3,274

Operating expenses:
Research and development	3,772	3,458	12,632	10,258
Selling, general and administrative	5,058	7,621	19,186	22,816

Total operating expenses	8,830	11,079	31,818	33,074
Gain on sale of intellectual property (Note 5)	—	—	—	23,000

Loss from operations	(7,573)	(9,997)	(29,076)	(6,800)
Interest income	17	14	59	138
Interest and other expense, net	(875)	(162)	(2,701)	(564)

Net loss	$(8,431)	$(10,145)	$(31,718)	$(7,226)

Basic and diluted net loss per share	$(0.14)	$(0.18)	$(0.52)	$(0.13)

Shares used to compute basic and diluted net loss per share	61,457	55,094	61,057	54,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(8,431)	$(10,145)	$(31,718)	$(7,226)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	383	(613)	(89)	(562)
Foreign currency translation adjustment	29	(39)	17	(13)

Change in other comprehensive income (loss)	412	(652)	(72)	(695)

Comprehensive loss	$(8,019)	$(10,797)	$(31,790)	$(7,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(31,718)	$(7,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intellectual property	—	(23,000)
Depreciation and amortization	2,453	2,566
Stock-based compensation	2,301	5,525
Issuance of common stock for technology acquired	—	367
Amortization of common stock warrants	200	—
Loss on disposal of fixed assets	6	9
Unrealized (gains) losses on investments	5	43
Provision (benefit) for doubtful accounts	554	(3)
Loss on settlement of note receivable	—	190
Changes in operating assets and liabilities:
Accounts receivable	360	257
Inventories	(1,988)	(981)
Deferred cost of goods sold	1,500	1,700
Prepaids and other current assets	449	594
Other assets	14	(162)
Accounts payable	(679)	(537)
Accrued liabilities	(1,017)	(1)
Deferred revenue	(3,580)	(4,377)
Deferred rent	(84)	(25)
Other long-term liabilities	304	(621)

Net cash used in operating activities	(30,920)	(25,682)

Cash flows from investing activities:
Purchase of property and equipment	(557)	(331)
Proceeds from sales and maturities of short-term investments	14,513	3,800
Purchase of short term investments	(10,860)	(25,415)
Proceeds from sale of intellectual property	—	23,000
Collection of note receivable	—	3,628
Reduction in restricted cash	65	—

Net cash provided by investing activities	3,161	4,682

Cash flows from financing activities:
Repayments of loans payable	—	(2,673)
Proceeds from exercise of common stock options	548	823
Proceeds from employee stock purchase plan	384	217
Withholding taxes paid on vested restricted stock units	(8)	(303)

Net cash provided by (used in) financing activities	924	(1,936)

Net decrease in cash and cash equivalents	(26,835)	(22,936)
Cash and cash equivalents at beginning of period	36,520	25,769

Cash and cash equivalents at end of period	$9,685	$2,833

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

From inception to September 30, 2012, the Company has incurred losses totaling approximately $306.5 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2012 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant short-term uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful launch of this system. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of September 30, 2012, the funds received from its October 2012 updated license agreement with and private placement to Intuitive Surgical (see Note 11) and the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. The Company may also decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. The Company is also subject to minimum liquidity requirements under its existing borrowing arrangements. If the Company’s cash flows are less than expected, it may not be able to meet these minimum liquidity requirements and its lenders could enforce remedies under the agreements, which include demanding repayment of its loans at such time. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate the extent of its implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a trial period before deciding if they wish to purchase. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
September 30, 2012:
Money market funds	$9,149	$—	$—	$9,149	$9,149	$—
Corporate debt securities	9,583	2	—	9,585	—	9,585
Corporate equity securities	2,158	182	(87)	2,253	—	2,253

	$20,890	$184	$(87)	$20,987	$9,149	$11,838

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406	$31,406	$—
U.S. government agency securities	11,526	2	—	11,528	1,000	10,528
Corporate debt securities	4,864	—	(1)	4,863	2,150	2,713
Corporate equity securities	2,159	185	—	2,344	—	2,344

	$49,955	$187	$(1)	$50,141	$34,556	$15,585

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of September 30, 2012 was $2,071,000.

As of September 30, 2012, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate equity securities	$2,071	$(87)
Warrants to purchase corporate equity securities	126	(68)

	$2,197	$(155)

None of the Company’s debt securities have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Investment instruments valued using Level 1 inputs include money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement for which the non-marketability issue is no longer significant.

Investment instruments valued using Level 2 inputs include investment-grade corporate debt securities and U.S. governmental agency securities. The fair value of these investments is determined based on modeling techniques that include inputs such as the credit rating of the company issuing the debt and the observable market value of similarly-termed corporate debts with similar credit ratings.

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

The fair value hierarchy of the Company’s cash equivalents and short-term investments is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
September 30, 2012:
Money market funds	$9,149	$—	$—	$9,149
Corporate debt securities	—	9,585	—	9,585
Corporate equity securities	2,253	—	—	2,253
Warrants to purchase corporate equity securities	—	—	126	126

	$11,402	$9,585	$126	$21,113

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406
U.S. government agency securities	—	11,528	—	11,528
Corporate debt securities	—	4,863	—	4,863
Corporate equity securities	2,323	—	21	2,344
Warrants to purchase corporate equity securities	—	—	132	132

	$33,729	$16,391	$153	$50,273

4.	Inventories (in thousands)

	September 30, 2012	December 31, 2011
Raw materials	$3,303	$2,943
Work in process	3,436	3,203
Finished goods	1,648	471

Inventories	$8,387	$6,617

5.	Agreements with Philips

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

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net loss. The $6.0 million associated with the amendment of the extended joint development agreement was recognized as a reduction of research and development costs ratably as milestones were met through the end of the term of the agreement, which was October 2011, consistent with how the Company accounted for the previous funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $2,078,000 and $6,870,000 in the three and nine months ended September 30, 2011, respectively. The Company received and recognized all funds related to the amended extended joint development agreement in fiscal 2011.

6.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of September 30, 2012, future minimum payments under the leases are as follows (in thousands):

Periods ended December 31,	Future Minimum Lease Payments
2012 (remainder of year)	$514
2013	2,093
2014	1,983
2015	77

Total	$4,667

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$9	$14	$12	$15
Accruals for warranties issued during the period	60	30	95	119
Warranty costs incurred during the period	(60)	(29)	(98)	(119)

Balance at end of period	$9	$15	$9	$15

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. The Company and the named former officers intend to defend themselves vigorously against this action.

The Company cannot reasonably estimate the amount of any expenses in the pending securities law class action but it is possible that those expenses could be significant. No amounts have been accrued for any of the preceding actions based on the uncertainly of the outcomes. However, depending on the outcome of the action, we may be required to pay material damages and fines, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

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

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $69,000 and $199,000 was amortized to interest expense in the three and nine months ended September 30, 2012, respectively.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries' intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2012, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of September 30, 2012 are as follows (in thousands):

2012 (remainder of year)	$709
2013	7,287
2014	13,520
2015	13,520
2016	2,312

Total remaining payments	37,348
Less: Amount representing interest	(7,348)

30,000
Less: Unamortized discount	(653)

29,347

Less: Current portion of long-term debt	(2,398)

Long-term debt, net of current portion	$26,949

The fair value of the Company’s long-term debt was estimated to be $30.0 million at September 30, 2012 based on the estimated borrowing rates for the Company to raise debt of a similar term and remaining maturity at that date. The Company determined the estimated fair value amount by using available market information and valuation methodologies which include significant unobservable inputs (Level 3.) Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

8.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$168	$169	$282	$767
Research and development	235	274	380	1,304
Selling, general and administrative	606	1,387	1,639	3,454

Total	$1,009	$1,830	$2,301	$5,525

Total stock-based compensation for the nine months ended September 30, 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for the Company’s employee stock purchase plan. This out of period correction is not material to the nine months ended September 30, 2012 or prior periods.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, based on the following assumptions:

Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected volatility	88%	60%	61%-89%	60%-61%
Risk-free interest rate	0.5%	1.5%	0.5-1.0%	1.5%-2.3%
Expected term (in years)	4.29	4.50	4.29-4.75	4.50
Expected dividend rate	0%	0%	0%	0%

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

Non-Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected volatility	88%	N/A	88%-106%	66%
Risk-free interest rate	0.5%	N/A	0.2%-0.5%	1.3%
Contractual term (in years)	0.75	N/A	0.75-1.00	3.00
Expected dividend rate	0%	N/A	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected volatility	62%	99%	62-110%	74%-99%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%-0.2%
Expected term (in years)	0.50	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2012	6,827	$5.06
Options granted	1,969	$3.03
Options exercised	(333)	$1.65
Options cancelled or expired	(1,294)	$5.19

Balance, September 30, 2012	7,169	$4.64	4.87	$300

Options vested at September 30, 2012	3,965	$6.19	4.12	$234

As of September 30, 2012, total unamortized stock-based compensation related to unvested stock options was $4,197,000, with a weighted-average recognition period of 2.73 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Balance, January 1, 2012	1,631	$2.17
Awarded	886	$3.08
Vested	(1,092)	$2.16
Cancelled	(626)	$2.37

Balance, September 30, 2012	799	$3.03

As of September 30, 2012, 2,724,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

9.	Income Taxes

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

10.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(8,431)	$(10,145)	$(31,718)	$(7,226)

Weighted-average common shares used to compute basic and diluted net loss per share	61,457	55,094	61,057	54,626

Basic and diluted net loss per share	$(0.14)	$(0.18)	$(0.52)	$(0.13)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	September 30,
	2012	2011
Stock options outstanding	6,321	6,971
Unvested restricted stock units	799	1,573
Proceeds from employee stock purchase plan	144	97

11.	Subsequent Event

On October 26, 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20 million licensing fee, and a stock purchase agreement to sell 5,291,005 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular.

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system and our Magellan Robotic System. Prior to the second quarter of 2007, we were a development stage company with a limited operating history. In the second quarter of 2007 we obtained the necessary regulatory approvals and recorded our initial product revenues. To date, we have incurred net losses in each year since our inception and, as of September 30, 2012, we had an accumulated deficit of $306.5 million. We expect our losses to continue through at least 2012 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the nine months ended September 30, 2012.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. Beginning in the fourth quarter of 2011, our revenues also include sales of our Magellan Robotic System. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

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

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$168	$169	$282	$767
Research and development	235	274	380	1,304
Selling, general and administrative	606	1,387	1,639	3,454

Total	$1,009	$1,830	$2,301	$5,525

Total stock-based compensation for the nine months ended September 30, 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to the nine months ended September 30, 2012 or to prior periods. Net of this adjustment, the decrease in stock-based compensation in 2012 compared to 2011 is due primarily to lower equity awards.

Results of Operations

Comparison of the quarter ended September 30, 2012 to the quarter ended September 30, 2011

Revenues

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$3,868	$3,901	$(33)	(1)%
Service	1,235	1,459	(224)	(15)%

Total revenues	$5,103	$5,360	$(257)	(5)%

We recognized revenue on five systems in both the third quarter of 2012 and 2011 and sold slightly fewer catheters in the third quarter of 2012 as compared to the third quarter of 2011. Service revenue declined in the third quarter of 2012 as compared to 2011 due to the timing of service renewals. We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through the end of 2012. We do not anticipate that revenues in 2012 will be sufficient to eliminate losses.

Cost of Revenues

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$3,358	$3,632	$(274)	(8)%
Service	488	646	(158)	(24)%

Total cost of revenues	$3,846	$4,278	$(432)	(10)%
As a percentage of revenues	75.4%	79.8%

Cost of revenues for the third quarter of 2012 decreased as a percentage of revenue compared to the third quarter of 2011 due primarily to improved productivity and the impact of production variances. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2012 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$3,772	$3,458	$314	9%

Research and development expenses in the third quarter of 2011 included the recognition of $2.1 million of funded development credits from our since-completed work under the Philips agreement. Excluding these credits, research and development expenses in the third quarter of 2012 decreased compared to the third quarter of 2011 primarily due to a decrease of $1.2 million in materials related to reduced development costs associated with our Magellan Robotic System and decreases in employee-related expenses. We expect research and development expenses for the remainder of 2012 to decrease compared with 2011 levels net of the funding recognized in 2011 under our extended joint development agreement with Philips.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$5,058	$7,621	$(2,563)	(34)%

The decrease in selling, general and administrative expenses in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a $1.5 million insurance reimbursement received in the third quarter or 2012 related to our litigation costs in addition to lower stock compensation and employee related expenses. We expect our selling, general and administrative expenses for the remainder of 2012, net of stock-based compensation charges, to decrease compared with 2011 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

Interest Income

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$17	$14	$3	(21)%

Interest income from cash, cash equivalents and investments increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the interest on higher cash, cash equivalents and short term investment balances due to the proceeds from our debt. We expect interest income for 2012 to continue to decline compared to overall 2011 levels.

Interest and Other Expense, net

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest and other expense, net	$(875)	$(162)	$(713)	440%

Interest and other expense, net increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an increase in interest expense related to our fourth quarter 2011 debt agreement. We expect interest expense to continue to increase in 2012 over 2011 levels.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenues

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$9,376	$11,831	$(2,455)	(21)%
Service	3,916	4,128	(212)	(5)%

Total revenues	$13,292	$15,959	$(2,667)	(17)%

In the first nine months of 2012, we recognized revenue on 11 systems compared to 15 systems in the first nine months of 2011. The number of catheters sold in the first nine months of 2012 compared with the first nine months of 2011 also declined.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$9,068	$10,687	$(1,619)	(15)%
Service	1,482	1,998	(516)	(26)%

Total cost of revenues	$10,550	$12,685	$(2,135)	(17)%
As a percentage of revenues	79.4%	79.5%

Cost of revenues for the first nine months of 2012 remained consistent as a percentage of revenue compared to the first nine months of 2011 primarily due to offsetting changes in product mix sold, improved productivity and the impact of production variances on reduced revenue levels.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$12,632	$10,258	$2,374	23%

Research and development expenses in the first nine months of 2011 included the recognition of $6.9 million of funded development costs from our since-completed work under the Philips agreement. Excluding these credits, research and development expenses in the first nine months of 2012 decreased compared to the first nine months of 2011 primarily due to a decrease of $3.1 million in materials related to reduced development costs associated with our Magellan Robotic System and decreases in stock-based compensation and employee-related expenses.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$19,186	$22,816	$(3,630)	(16)%

The decrease in selling, general and administrative expenses in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a decrease of $3.0 million in professional service fees, primarily due to the receipt of $1.5 million insurance reimbursement in the third quarter and decreased litigation expenses, and a decrease of $1.8 million in stock-based compensation expense, partially offset by an increase in bad debt expense.

Gain on Sale of Intellectual Property

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Gain on sale of intellectual property	$—	$23,000	$(23,000)	(100)%

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

Interest Income

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$59	$138	$(79)	(57)%

Interest income from cash, cash equivalents and investments decreased in the first nine months of 2012 compared to the first nine months 2011 primarily due to the receipt of interest on our note receivable from Luna in 2011 which note was fully paid off in 2011.

Interest and Other Expense, net

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest and other expense, net	$(2,701)	$(564)	$(2,137)	(379)%

Interest and other expense, net increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to an increase in interest expense related to our fourth quarter 2011 debt agreement in addition to unrealized losses on the valuation of the Luna Warrants.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of September 30, 2012 we had an accumulated deficit of $306.5 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in $10.0 million of gross proceeds.

In December 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries' intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of cash, investments and certain accounts receivable. The loan also limits our ability to do any of the following:

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of September 30, 2012, we were in compliance with all financial covenants.

Cash flow activity for the nine months ended September 30, 2012 and 2011 is summarized as follows:

	Nine months ended September 30,
	2012	2011
Cash used in operating activities	$(30,920)	$(25,682)
Cash provided by investing activities	3,161	4,682
Cash provided by (used in) financing activities	924	(1,936)

Net decrease in cash and cash equivalents	$(26,835)	$(22,936)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first nine months of 2012 and 2011 primarily reflects the net income (loss) for those periods, exclusive of the gain on sale of intellectual property in 2011, depreciation and amortization and stock-based compensation. Additionally, net cash used in operating activities for the first nine months of 2012 was negatively impacted by an increase of $2.0 million in inventory and decreases of $1.0 million in accrued liabilities and $3.6 million deferred revenue. Net cash used in operating activities for the first nine months of 2011 was positively impacted by decreases of $4.4 million in deferred cost of revenue and increases of $0.6 million in prepaids and other assets balances and was negatively impacted by increases of $1.0 million in our inventory balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first nine months of 2012 primarily relates to the net proceeds from investments as we managed our investment portfolio to provide liquidity for our operations. Net cash provided by investing activities for the first nine months of 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by the use of certain of the proceeds from the Philips agreements to purchase short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the first nine months of 2012 is related to the proceeds from our employee stock purchase plan and the exercise of stock options. Net cash used in financing activities for the first nine months of 2011 is primarily related to repayments on our loan to Silicon Valley Bank, partially offset by proceeds from our employee stock purchase plan and the exercise of stock options.

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

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of September 30, 2012, funds received from our October 2012 updated license agreement with and private placement to Intuitive Surgical and the interest income we earn on these balances in addition to the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We may also decide to raise additional funding by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing or funding arrangements, which may occur at any time, do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating lease — real estate	$4,667	$514	$4,076	$77
Debt, including interest	37,348	709	20,807	15,832

Total	$42,015	$1,223	$24,883	$15,909

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California. Future debt payments relate to principal and interest payments related to the $30.0 million we have borrowed under our loan agreement with Oxford and Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2012, the fair value of our cash, cash equivalents and short-term investments was approximately $21.6 million, the majority of which will mature in one year or less. A hypothetical 50 basis point decrease or increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk on our investments.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the nine months ended September 30, 2012, sales denominated in foreign currencies were approximately 29% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $391,000 in revenues for the first nine months of 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2012, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011.

Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. We and the named former officers intend to defend ourselves vigorously against this action.

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

•

our systems that are shipped under a commercial evaluation program to allow certain strategic accounts to install and utilize systems for a trial period may not result in completed sales after the trial period or may make selling systems without a trial period more difficult;

•	we, or the investigators of our products, may not be able to generate sufficient information regarding outcomes with our systems to satisfy potential purchasers;

•	the availability and perceived advantages and disadvantages of alternative treatments may hinder acceptance of our systems;

•

our assumptions regarding the economic value proposition of our systems for hospitals, including the reimbursement rates that hospitals may achieve for procedures using our systems, may not be sufficiently accurate to drive adoption in acceptable quantities;

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, and our corresponding disposable Artisan catheter received FDA clearance in May 2007 for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheter in May 2007, for our Lynx catheter in September 2010, for our Magellan Robotic System in July 2011 and for our NorthStar Robotic Catheter in September 2011. We received FDA clearance for the commercialization of our Magellan Robotic System in June 2012. As of September 30, 2012, we have also received regulatory approvals related to our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand.

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

We have experienced substantial net losses since our inception in late 2002. As of September 30, 2012, we had an accumulated deficit of $306.5 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. In order to meet our anticipated cash requirements, we may seek to sell additional equity or debt securities, enter into additional collaborative, licensing or other arrangements, enter into debt or other credit facilities or some combination of these transactions. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Also, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

On December 8, 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries' intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of cash, investments and certain accounts receivable. The loan also limits our ability to do any of the following:

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

As of September 30, 2012, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In the first nine months of 2012, net cash used in operating activities was $30.9 million. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August, 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude's EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders.

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

We and certain of our current and former executive officers and directors are defendants in a federal securities class action lawsuit. This lawsuit is described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of the lawsuit (including substantial fees of lawyers and other professional advisors and obligations to advance the expenses of, and potentially to indemnify officers and directors and our underwriters who are or may become parties to such action.) Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. Prior to resolution of these matters, they will result in substantial expenses for legal, accounting, tax and other professional services, and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

Indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect us.

Several former officers are the defendants in a pending lawsuit related to the restatement of our financial statements, two former officers are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters. The Company is currently advancing the expenses of current and former officers, employees, and directors in relation to these matters, under a reservation of rights. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These advancement and indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these advancement and indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured advancement or indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We hired a new Vice President and General Counsel in January 2012, a new Vice President of Marketing and Business Development in April 2012 and are currently in the process of hiring a new Vice President of Engineering and Vice President of Sales. If we are unable to recruit and retain qualified individuals, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the first nine months of 2012, approximately 50% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 29% of our total revenues were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $391,000 in revenues in the first nine months of 2012.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Magellan Robotic System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive Surgical, or “Intuitive”. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive. Under the terms of the agreement, Intuitive’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results. As a manufacturer we are sometimes required to make decisions about whether to take corrective action in the field and whether to report that activity to FDA. If FDA disagrees with those decisions, we may be subject to enforcement action and our product sales and operating results could suffer.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. In addition to mandatory recalls, manufacturers may, under their own initiative, recall a product for a variety of reasons, including if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a results of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We have conducted voluntary recalls in the past. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.

The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have in the past initiated voluntary recalls involving our products that we determined did not require notification of the FDA, and we may in the future initiate additional voluntary recalls that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Additionally, we have, and may again in the future, take actions in the field that we do not consider to be recalls. If the FDA disagrees with our determinations, the agency could require us to treat these actions as recalls, issue communications, or report those actions as recalls. The agency may also initiate other enforcement action if they disagree with our recall decisions, including but not limited to issuing warning letters, or more serious actions such as civil or criminal penalties. A future recall announcement or FDA enforcement action could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to treat certain actions as recalls and report the recalls when they were conducted.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through October 31, 2012, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including:

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

Based on our review of publicly available filings as of October 29, 2012, our five largest stockholders collectively owned approximately 38.2 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 5.9 percent of the outstanding shares of our common stock as of October 29, 2012. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 5, 2012, we notified our General Manager EMEA and AP, Roland Peplinski, that his employment contract with Hansen medical, GmbH will terminate effective December 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.86	Amendment of Stock Option Agreement for option grants to non-employee directors.

10.87	Stock Option Agreement for option grants to non-employee directors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2012	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)