Form 10-K
period 2012-12-31
HANSEN MEDICAL INC
filed 2013-03-18
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

At June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $115,023,243.

As of February 28, 2013, the registrant had outstanding 67,342,837 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Proxy Statement (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year ended December 31, 2012 in connection with the registrant’s 2013 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Proxy Statement is not deemed to be filed as a part hereof.

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

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry and include statements regarding our strategies, products and product capabilities. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “targets,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Examples of such statements include our expectations for future operating and financial trends and results. Our forward-looking statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report in Item 1A “Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in interventional procedures within the atrial heart chambers. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisan® Control Catheter and Artisan Extend™ Control Catheter, or Artisan catheters, and our Lynx® Robotic Ablation Catheter, or Lynx catheter, to a desired anatomical location in a way that is natural and inherently simple. We believe our Sensei system and its corresponding disposable catheters enable physicians to perform procedures that historically have been difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.

Our MagellanTM Robotic System is a proprietary peripheral vascular interventional platform that, used in combination with the Magellan™ Robotic Catheter, has the potential to provide endovascular specialists with vessel navigation, catheter stability during the manual delivery and placement of therapeutic devices, reduced procedural radiation exposure and fatigue, and precise robotic control of distal catheter tips. The Magellan Robotic System with the Magellan Robotic Catheter, or “Vascular System”, cannulates peripheral vessels with a proprietary technology that delivers simultaneous and independent distal tip control of a catheter and a sheath as well as robotic manipulation of standard guide wires, from a centralized, remote workstation. This technology is designed to provide a robotically stabilized conduit for the manual placement and delivery of other companies’ therapeutic devices. Additionally, the Magellan Robotic System is designed to allow for sufficient extension inside the body to access hard to reach, distal peripheral anatomy.

We believe our technology has additional applications outside of the fields of electrophysiology and peripheral vascular intervention. We plan to investigate the advancement of our technology into these markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received U.S. Food & Drug Administration, or FDA, clearance to market and promote our Sensei system and Artisan Control Catheter in the United States for manipulation, positioning and control of certain mapping catheters during electrophysiology, or EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label these products for the United States with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. We received CE Mark for our Lynx® catheter in July 2010. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012. We recognized revenue on our first Sensei system in the second quarter of 2007 and on our first Magellan Robotic System in the first quarter of 2012. From inception through December 31, 2012, we had shipped a total of 121 robotic systems, of which 70 were shipped in the United States and 51 were shipped to the rest of the world. Through December 31, 2012, we had recognized revenue on 117 of these robotic systems. Our end customers for these systems range from large university medical centers to community hospitals and many systems were shipped to distributors outside the United States.

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

Our initial focus for our robotic catheter technology in EP procedures is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias, such as atrial fibrillation. Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. Without FDA clearance for labeling that includes certain ablation procedures, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. To address this issue, we have received approval of an Investigational Device Exemption, or IDE, to investigate the use of our Sensei system and Artisan Control Catheter in the treatment of atrial fibrillation in a clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the United States beyond mapping. The study was planned to involve approximately 300 patients and involves the ablative treatment of atrial fibrillation. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance for use in atrial fibrillation procedures.

We believe that our Sensei system may improve a physician’s ability to perform certain EP procedures because of its ability to provide stable robotic control of the working tip of catheters and flexible instruments. Based on our experience with previous catheter and catheter-based procedures, the results of the procedures performed with our Sensei system and feedback from the physicians that have used our Sensei system, we believe that our Sensei system offers significant benefits over conventional catheter-based technologies.

In April 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to this joint development agreement, we have introduced our CoHesionTM 3D Visualization Module, or CoHesion Module, which integrates our Sensei system with St. Jude’s EnSite® System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. The CoHesion Module became commercially available in the European Union and in the United States in 2008. In August 2010, we entered into an agreement permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the atria to diagnose heart rhythm disorders. We believe that the integrated system helps physicians navigate more instinctively within the 3D cardiac space and helps reduce radiation to the physician because the system combines visualization in 3D and catheter movement in 3D, which may lead to greater accuracy of movement during catheter-based EP procedures. As of December 31, 2012, 80 Sensei systems we have shipped are configured with the CoHesion Module.

Our Sensei system and Artisan catheter are labeled and marketed for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We believe our products have the potential to improve the efficiency, consistency of results and ease of performing many catheter-based interventional procedures. Our initial focus in EP procedures outside the United States is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Our products are currently labeled and marketed in the United States for manipulation, positioning and control of certain mapping catheters in the atria if the heart connection with these procedures, and in the European Union and certain other countries for manipulation, positioning and control of diagnostic and therapeutic catheters within the atria of the heart. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to a forecast by Millennium Research Group, approximately six million people in the United States and the European Union alone suffer from atrial fibrillation.

Many patients with atrial fibrillation are initially treated with drug therapies, which may cause significant side effects. Patients who are either not responsive to drug therapy or are unhappy with its side effects may be candidates for catheter-based ablation treatments. However, we believe non-robotic catheter-based approaches have significant drawbacks that we believe directly relate to the difficulty of manually controlling the catheters. These drawbacks include success rates of only approximately 75 percent and risks such as lengthy procedure times, which can lead to extensive radiation exposure for the physician and the patient. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of the difficulty of manual technique, lack of clinical data and the complexity and time-consuming nature of treating atrial fibrillation.

In addition to our development efforts in the treatment of complex atrial arrhythmias, we are also supporting investigations of other potential EP applications such as ventricular tachycardia and patent foramen ovale closure. We have provided financial support for a clinical trial designed to evaluate the use of our Sensei system in patients with ventricular tachycardia, or VT. The study, titled Early Robotic Ablation by Substrate Elimination of Ventricular Tachycardia (ERASE-VT), is designed to enroll 200 randomized patients with implantable defibrillators (ICDs) at up to eight sites in Europe. The primary endpoint of the study is the reduction or elimination of episodes of VT, and the secondary endpoints are to evaluate the effects of robotic ablation on patient hospital length of stay, mortality, and quality of life. The patient follow-up is two years. The study is being sponsored by Imperial College of Science Technology and Medicine and conducted by the Cardiology Department at St. Mary’s Hospital.

An additional focus of our robotic catheter technology has been the endovascular treatment of vascular disease, an area that we expect to be a key growth driver for the business. Endovascular procedures are catheter-

based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access, percutaneous transluminal angioplasty, or PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, infra popliteal renal and mesenteric vessels. To address this market, we have developed our Magellan Robotic System and associated Magellan Robotic Catheter which is based on our Sensei System and preserves the open architecture featured in the Sensei System to allow for the subsequent use of some 6F therapeutic devices on the market today. We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip to enable vessel navigation, helping them to perform more complex catheter based procedures in a systematic way. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012.

We have also worked to develop technology to integrate fiber optic technology with our catheters which we believe will allow physicians to lower the amount of radiation experienced by patients and hospital staff during a procedure. This Fiber Optic Shape Sensing and Localization, or “FOSSL,” technology employs a fiber optic sensor designed to allow physicians to identify both the shape and position of catheters and other tools used in minimally invasive procedures. FOSSL has the potential to enable more efficient and precise control and continuous tracking of flexible tools used in these procedures. Unlike traditional visualization methods, FOSSL is designed to provide visual information in 3D with significant reduction in the use of X-ray. While minimally invasive procedures have advanced significantly in the past 30 years, their potential is still limited by imaging and localization, which remain critical elements to knowing where flexible tools are in the body. Since the incision is so much smaller than typical open surgery and direct visualization is not possible, physicians have to rely on X-ray imaging or localization to know where their instruments are and the shape of the instruments they are manipulating. Significant radiation exposure to the patient and physician is often the result, and usually provides only two dimensional information. With FOSSL-enabled devices, we believe the potential benefits to patients and the physicians that treat them could be substantial, including increased efficiency, control and reduced use of radiation in minimally invasive procedures. We believe the FOSSL technology has the potential to change the visualization of interventional procedures by reducing the use of radiation to track the catheters inside the body.

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

We believe our Sensei system and Magellan Robotic System, combined with our disposable catheters, overcome the limitations of hand-held navigation catheters. We designed our systems to have the following attributes:

•

Instinctive control. Our systems utilize computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters may be easier to use than manual catheter approaches and therefore have the potential to reduce procedure times, improve efficacy and enable newer or additional procedures to be performed through catheter navigation. In addition, we believe this instinctive control enables physicians to be trained in the use of our system in a relatively short period of time which can increase the number of physicians who are capable of performing these catheter-based procedures.

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

•

Stability. We believe our systems provide the accuracy and control required for diagnosing or treating a number of conditions in which the stable and repeated placement of a catheter is necessary for an effective outcome, such as against a specific location on the inner wall of a beating heart and in the peripheral vasculature. Our Magellan Robotic System also allows for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires.

•

Compatibility with third-party devices and imaging and navigation systems. Our catheters, based on an open architecture system, do not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer. Although we have received clearance in the U.S. for use of our Sensei system with only two specified mapping catheters, our Artisan catheter incorporates a center lumen that is designed to be compatible with some currently approved third-party catheters. Our Sensei system is compatible with the leading imaging and navigation systems. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system than we have achieved thus far. Similarly, the Magellan Robotic Catheter is compatible with imaging, navigation and therapeutic third-party devices; it preserves the open architecture featured in the Sensei system to allow for the subsequent use of some 6F therapeutic devices on the market today.

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

We believe that our robotic solution may offer the potential for substantial benefits to patients, physicians, hospitals and third-party payors including:

•	improving control, consistency and stability in catheter-based procedures;

•	permitting access to complex existing cases and enabling broad use of catheter-based treatments for diseases where catheters are rarely used today, if at all;

•	enabling more physicians to perform complex interventional procedures through ease of use and reduced training time;

•	reducing X-ray radiation exposure by allowing the primary physician to conduct procedures away from the radiation field in an adjacent room which greatly reduces their radiation exposure; and

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

Since the 2007 commercial launch of our Sensei system, clinical studies have been performed outside the United States comparing robotic versus manual procedures and describe differences in efficacy and treatment outcomes, procedure times, power use and power settings, complication rates, and fluoroscopy time (exposure to radiation). A growing body of evidence from these clinical studies, in which over 1,000 atrial fibrillation patients have been treated, demonstrates:

•	Technical success in delivering therapeutic modality and

•	Similar or lower complication rate as compared to manual cases.

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

Our Products

Sensei system

Our Sensei system is principally comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the Electro-Physiology Laboratory, or EP lab, and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the targeted area, the physician uses instinctive controls to place the working tip of the control catheters to the desired location.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and in May 2007 we received FDA clearance for the marketing of our Sensei system for manipulation, positioning and control of certain mapping catheters during EP procedures. When the FDA cleared our technology for commercialization in the U.S., it concluded that there is a reasonable likelihood that our products would be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label these products in the United States with language spelling out that the safety and effectiveness of these products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Our Sensei system and our Artisan catheter have been used in the United States for ablation procedures in an off-label manner.

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force TechnologyTM to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008. In the third quarter of 2009, we introduced Sensei X, our next generation Sensei system.

Magellan Robotic System

Our Magellan Robotic System is similarly comprised of two portable modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the lab and close to the patient or outside in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. The Magellan Robotic System controls the proprietary Magellan Robotic Catheter, which is a telescoping, robotically steerable catheter designed to facilitate remote catheter navigation and vessel cannulation, and to provide a robotically stabilized sheath for manual delivery of therapeutic devices.

Our patient-side module is a robotic manipulator actuated by motors that can control the remote insertion, rotation, and bend of the Magellan Robotic Catheter, as well as the remote insertion and rotation of a standard-sized guide wire. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the interventional lab or hybrid operating room. The manipulator may be adjusted for optimal positioning over the patient.

Artisan catheter

Our disposable Artisan catheter and guide catheter assembly consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the Artisan catheter. In this manner, the Artisan assembly is designed to accurately control the movement of a third-party catheter chosen by the physician. As a result, physicians are not limited to using particular proprietary catheters. In addition, the center lumen of the Artisan catheter is designed to allow physicians outside the United States to adapt and expand the procedures they can perform as other manufacturers invent new therapeutic or diagnostic catheters. Each Artisan catheter is designed to be used only once and then discarded.

Our disposable Artisan catheter and guide are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our Artisan catheter has a programmable chip that prevents use of an Artisan catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received FDA clearance for the marketing of our Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. In fall of 2009, we introduced our Artisan eXtend catheter, which provides improved flexibility and ease of use and included a new flush assembly. However, some of the catheters experienced a leak in the new flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the leak in the new flush assembly, we voluntarily recalled all of the catheters that included the new flush assembly and reported the events to the FDA in accordance with applicable regulations. A newly-designed Artisan Extend Control Catheter was cleared and introduced into the market in 2012.

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

Magellan Robotic Catheter

Our Magellan Robotic Catheter was designed to accompany our Magellan Robotic System for the treatment of vascular disease. Our disposable Magellan Catheter consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the catheter. It allows for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires. Its low profile, robotically steerable catheter is compatible with some 6F treatment catheters and it has robotic sheath stabilization for therapy delivery.

CoHesionTM 3D Visualization Module

Our CoHesion 3D Visualization Module, or CoHesion Module, is a software interface between our Sensei system and the St. Jude Medical EnSiteTM System for EP procedures. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the atria, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

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

Our Strategy

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei system and Magellan Robotic System will accomplish this objective by potentially improving outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for primary physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our products in the United States through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

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

•

Continue ongoing research and development efforts to broaden our technology platform and extend our leadership. We intend to enhance and maintain our technology leadership with focused research and development efforts. Currently, we sell systems for EP procedures and for the treatment of vascular diseases. We believe that these platforms and their clinical capability could provide us access to significant markets. We believe that a robotic system with flexibility, in terms of tools and disposables, has the potential to allow us to broadly address market needs for both complex interventions as well as simpler cases.

•

Increase use of our systems. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use our systems. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional systems at each hospital. Through December 31, 2012, we estimate approximately 10,000 procedures have been performed using our systems.

•

Expand potential applications for our systems. We have commenced post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have received FDA approval to investigate the use of our Artisan Control Catheter in the treatment of atrial fibrillation in an IDE clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our Sensei system and Artisan catheter were cleared by the FDA for manipulation and control of certain mapping catheters in electrophysiology procedures. This robotic catheter system is compatible with fluoroscopy, ultrasound, 3D surface map and patient electrocardiogram data. In the United States, the Sensei System is not approved for use in guiding ablation procedures; this use remains investigational. The U.S. product labeling therefore provides that the safety and effectiveness of the Sensei system and Artisan catheter for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including atrial fibrillation, have not been established. Our future business prospects, however, will depend on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures. Depending upon regulatory requirements and our understanding of the needs of the physician community, we plan to seek future clearances or approvals for labeling that includes certain ablation procedures. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei system, and we are prohibited from labeling or promoting our Sensei system, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and its use to map the atrial anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei system or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability. See Item 1A — Risk Factors — “We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere” and “If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”

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

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group, over 3.3 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists, interventional radiologists and vascular surgeons for the past 10 years, approximately 60,000 ablation treatments of atrial fibrillation were forecasted to have been performed in the United States in 2010 according to Millennium Research Group. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the catheter, the efficacy of ablation to treat atrial fibrillation is reported to be only approximately 75% according to Millennium Research Group studies and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and evolving clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there is only one catheter approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, obtained FDA approval of a premarket approval, or PMA, for the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. As noted above, our Sensei system has not been cleared in the United States for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

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

We believe that our technology has the potential to improve efficacy, safety and efficiency for a number of procedures that can generally be grouped into the category of endovascular therapies. From simple, straightforward procedures, to complex, challenging endovascular procedures, we believe robotic catheter control has the potential to (1) allow endovascular physicians to perform procedures less invasively, (2) reduce radiation exposure to physician and reduce procedural fatigue, and (3) reduce the likelihood of prolonged procedure times.

Complex vascular procedures, which we estimate range from 10% to 20% of endovascular interventions, have limited technical success, longer procedure times and fluoroscopy use, and expose the patient to significantly increased risks of adverse events and extended hospitalizations. We believe that the individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires can enable navigation to the anatomical area of interest inside an artery and can facilitate placement of a stent, graft or other therapeutic or implantable device. In particularly diseased or tortuous arteries, facilitation of steering of the catheter may assist in avoiding contact with atheromatous (and calcification) disease present in the vessel wall, may facilitate procedures that are now difficult to do and could impact outcomes. For some patients with particularly challenging anatomy or lesions, robotic catheter control may enable endovascular procedures in situations that might conventionally have been treated surgically. In these circumstances, we believe there may be significant benefits to the physician and hospital. In addition, similar to

EP applications, we believe the use of robotic catheter control can lead to material reductions in radiation exposure to the physician, and potentially the patient, in the treatment of vascular disease. Remote navigation using the Sensei system has already demonstrated reductions in radiation exposure to the physician in electrophysiology applications. Finally, robotic catheter control (for simpler or off-the-shelf devices) has the potential to provide the improvements in radiation exposure reduction and 3D visualization of anatomic targets for more straightforward endovascular or interventional cases.

We also believe there is the potential to convert surgical cases to endovascular cases using robotic catheter control, an innovation that could, if achieved, materially affect the course of endovascular disease management.

Our Magellan Robotic System has been designed and engineered to meet the needs of vascular surgeons, interventional cardiologists, interventional radiologists and interventional neuro-radiologists, and extends the current Hansen Sensei architectural achievements in robotic catheter manipulation, catheter design, robotic capabilities, instinctive control, and data visualization. The architecture is intended to constitute a platform that we believe will extend our robotic capabilities significantly, and therefore depart from the current Sensei architecture in the following ways:

1.	Our Magellan Robotic Catheter is smaller in diameter, has thinner walls, is more flexible, and is able to accommodate standard therapeutic device delivery; it is also longer, enabling it to reach distal anatomy.

2.	We believe novel robotic technology with substantially more control mechanisms and visualization technology will provide a broader base of capabilities to selectively employ in a suite of tools for endovascular intervention and, in the future, structural heart interventions. The bedside robotic system, which includes the rack, bedside robot, setup joint and bedside box, has been designed to allow for independent, individual robotic control of the distal tip, manipulating more delicate catheters with more degrees of freedom over longer travel distances as well as enabling the manipulation of guide wires.

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

Potential endovascular interventions

Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the US and in portions of Europe (the UK, France, Germany and Italy) in 2010 was forecasted to be approximately 325,000 and 280,000, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the Vascular System may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more predictable procedure times. In addition, the Vascular System has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper guide wire and catheter selection, and may reduce delays or technical failures. We also believe that by providing user-friendly and individual control of a guide wire and the catheter tip and through the provision of increased catheter support, the Vascular System may allow the crossing of CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of complex vascular disease.

Renal, Mesenteric and Celiac Artery Interventions. According to Millennium Research Group, the number of renal artery stenting procedures forecasted in 2010 in the US and in Europe was approximately 160,000 and 16,000, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with the vessel wall may positively impact outcomes of renal, mesenteric and celiac artery stenting.

Abdominal and Thoracic Aortic Aneurysm Repair. Abdominal aortic aneurysms, or AAAs, were forecasted to be the 13th-leading cause of death in the US in 2010. Millennium Research Group estimates that there are over 1.2 million people with an AAA in the US and only about 200,000 are diagnosed. According to Millennium Research Group, in 2010, the number of abdominal and thoracic aneurysm endovascular repairs performed in the US and in Europe was forecasted to be approximately 60,000 and 20,000, respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and fast recovery times, which reduce costs of convalescence and perioperative complications and make EVAR a cost-effective solution to medical institutions.

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

Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of carotid artery stenting procedures forecasted in 2010 in the US and in Europe was approximately 125,000 and 24,000, respectively. The growth of CAS has been hindered by controversial clinical results. Carotid artery stenting is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long-term efficacy. We believe that by enabling fine control of the catheter tip and increased catheter stability, our Vascular System may provide a systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, resulting in more consistent procedure times, and reducing physician’s fatigue caused by the lack of control of the distal end of conventional catheters

Coronary Artery Interventions and Chronic Total Occlusion Crossing. According to Millennium Research Group, the number of percutaneous coronary interventions forecasted in 2010 in the US and in Europe was approximately 1,000,000 and 740,000, respectively.

Based on physician interviews we have conducted, technical difficulties associated with coronary artery stenting seem to originate from the lack of stability of the distal section of the guiding catheter and from limited ability of catheters and guide wires to cannulate acutely angulated coronary branches. We believe that by providing stability and steering at the tip of the catheter, as well as instinctive driving of the catheter, the Vascular System may facilitate branch cannulation. We also believe that active catheter control through tip steering and catheter pull wire manipulation can provide increased stability at the site of intervention and may decrease the risk of having the guiding catheter be dislodged out of the coronary artery during guide wire manipulation and therapy delivery.

Potential value of our Magellan Robotic System

Value to the hospital. We believe our Magellan Robotic System provides hospitals with the opportunity to deliver better patient care by providing an alternative to conventional endovascular technique using our flexible robotic technology. By reducing procedure times and streamlining endovascular interventions, physician procedural fatigue is reduced and our Magellan Robotic System could help hospitals increase their catheter laboratory utilization and throughput and manage case scheduling more efficiently. We also believe that converting surgical cases to endovascular cases may have a significant effect on length of stay, and may reduce radiation exposure. The Magellan Robotic System also has the potential to improve inventory management, by reducing the number of conventional catheters and guide wires required to be in stock. As part of our sales efforts, we have developed a financial model to assist hospitals in estimating the potential return on investment from purchasing a Magellan Robotic System. The model quantifies potential cost savings to be achieved from increased predictability of procedure times through the avoidance of overtime and other costs related to procedure time overruns, the contribution from potential improved lab utilization, and the potential incremental profit contribution that may arise from an increase in patients drawn to a hospital by our system.

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

Value to the patient. We believe that our Magellan Robotic System for vascular applications may be able to provide patients with an alternative to conventional catheter-based interventions. By limiting the need for the operator to rely on vessel wall interactions to cannulate and navigate vessels with the catheter, patients may benefit from shorter procedure time and accurate delivery of therapy. In addition, we believe that a robotic system for vascular applications may reduce the volume of conversions to surgery, and allow complex cases to be performed using the less invasive, endovascular approach.

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

Although the FDA has granted 510(k) clearance for the use of the Sensei system in mapping heart anatomy, we will not be able to label or promote either the Sensei system or the Magellan Robotic System or train physicians in their use for any of the above applications unless separate 510(k) clearance or premarket application, or PMA, approval from the FDA is obtained for each such application. See Item 1A — “Risk Factors — If we fail to maintain necessary FDA clearances and CE marks for our medical device products, or if future clearances or approvals are delayed, we will be unable to commercially distribute and market our products”.

Collaboration with St. Jude

On April 30, 2007, we entered into a Joint Development Agreement and a Co-Marketing Agreement with the Atrial Fibrillation Division of St. Jude Medical, Inc., or St. Jude. Pursuant to the joint development agreement we have worked together with St. Jude to develop our CoHesion Module, an integrated EP solution that offers physicians a software interface between our Sensei system and the St. Jude Medical EnSite System. The EnSite system provides visualization and localization or detection of EP catheters in 3D space within the heart chamber. In August, 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. The integrated CoHesion Module is designed to allow physicians to remotely manipulate catheters with more accuracy because it provides 3D information regarding the actual position of catheters inside a patient’s heart. The CoHesion Module expands the utility of the EnSite and Sensei systems with the goal of providing physicians with a more comprehensive and easy-to-use remote navigation and mapping system for EP procedures. The CoHesion Module became commercially available in the European Union in the first quarter of 2008 and we obtained FDA clearance for the CoHesion Module in the United States at the end of the second quarter of 2008. As of December 31, 2012, 80 Sensei systems we have shipped are configured with the CoHesion Module.

The EnSite system is a computer-based technology marketed worldwide that facilitates EP procedures by creating real-time 3D graphical displays or maps of cardiac structures and arrhythmias. These maps are designed to provide the visual guidance necessary to navigate catheters used during EP procedures. Two-dimensional technologies such as fluoroscopy or ultrasound can also be used to assist physicians with guiding catheters inside the heart, but provide limited information regarding the three-dimensional space inside the heart. Combining the Sensei and EnSite technologies provides physicians with 3D visualization that augments their ability to confidently move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The EnSite System is used by EP clinicians during EP procedures to create 3D models of their patients’ cardiac anatomy and then to visualize catheters used in those procedures as they are navigated to critical anatomical targets. The system collects and organizes activation and voltage data from the inner surface of the heart, which allows physicians to visualize arrhythmias on the 3D model and more easily determine a treatment strategy. Localization of our Artisan catheter within the EnSite System’s 3D map gives physicians the ability to move the catheter deliberately and accurately while seeing specifically, in three dimensions, the location of the catheter inside the heart. We believe this integrated functionality enables clinicians of varying skill levels to effectively treat complex cardiac arrhythmias.

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

In November 2009, we entered into agreements with Philips to co-develop integrated products. In December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Magellan Robotic System. The Magellan Robotic System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Magellan Robotic System and will receive royalties based on sales of the Magellan Robotic System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Magellan Robotic System and extended and increased certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized as a reduction to research and development costs ratably as milestones were met through the end of the term of the agreement, which was in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts we received from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. See Item 1A — “Risk Factors — If Philips is unable to develop or license new products or applications for the FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability to commercialize successfully that technology.”

Research and Development

As of December 31, 2012, our research and development team consisted of 29 people and our regulatory, clinical and quality team consisted of 16 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in the following major areas:

•	continuing to enhance the capabilities of our Magellan Robotic System and Magellan Robotic Catheter and related accessories;

•	continuing to enhance the capabilities of our existing Sensei system and our Artisan and Lynx catheters through ongoing product and software development;

•	developing new capabilities for our robotic technology;

•	designing new proprietary disposable interventional devices for use with our Sensei system and our Magellan Robotic System; and

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

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $16.1 million, $12.2 million and $18.2 million in 2012, 2011 and 2010, respectively, which included credits of $10.6 million and $3.4 million in 2011 and 2010, respectively, related to funds received from our extended joint development agreement with Philips. See Item 1A, “Risk Factors — We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance” and “— Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas or we may be unable to address successfully financial and technology risks associated with new applications, including applications for the vascular market.”

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We currently have exclusive distribution agreements in Bahrain, Belorussia, Canada, Czech Republic, Italy, Jordan, Kazakhstan, Saudi Arabia, Portugal, Qatar, Russia, South Africa, United Arab Emirates and Uzbekistan. A summary of our financial information by geographic location is found in Note 15, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

As of December 31, 2012, we had a direct sales force, clinical support team and marketing team of 37 employees. We use the same sales and marketing force to drive sales of both our Sensei system and our Magellan Robotic System.

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

We expect that our relationships with physician thought leaders in the fields of electrophysiology and vascular disease will continue to be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology and peripheral vascular disease. We plan to continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems. In the third quarter of 2012, we initiated a limited commercial evaluation program to allow certain key accounts to install and utilize our systems for a limited trial period while the purchase opportunity is being evaluated by the hospital.

We have developed a comprehensive solution to assist our customers in marketing their new Sensei system and robotic electrophysiology program. The Flexible Robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic electrophysiology program as a tool to market the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements that are designed to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels. Leveraging off our experience with the Sensei system, we have developed a program to similarly market our Magellan Robotic System. See Item 1A — “Risk Factors — If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”

Customer Service and Support

As of December, 31, 2012, we had a customer service and support team of 10 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

As of December 31, 2012, we had a manufacturing team of 45 employees. We manufacture our systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our systems are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

In 2008, we moved into a new facility, thus increasing our ability to produce systems and catheters. However, we still face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.

Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, we and our contract manufacturers may have excess or inadequate inventory of materials and components. See Item 1A, “Risk Factors — If we are unable to manufacture our systems and catheters in a manner that yield sufficient gross margins, we will be unable to achieve profitable commercialization” and “— We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.”

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

Artisan, Lynx and Magellan catheters and guide catheter assembly

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

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in July 2010 and received two inspectional observations. The agency accepted our responses and the inspection was closed. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products; or

•	criminal prosecution.

Our existing quality management system passed a European Notified Body audit in 2012, and it was determined that we are in compliance with the requirements of ISO 13485. If we fail to maintain compliance with the FDA requirements or maintain ISO 13485 standards in the future, we may be subject to FDA enforcement action or required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

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

Plexus Purchase Agreement

In October 2007, we entered into a purchase agreement with Plexus Services Corp., or Plexus. Under the agreement, Plexus manufactures parts for us in quantities determined by a non-binding forecast and by purchase orders. The agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. We have agreed with Plexus to terminate the agreement effective September 30, 2013. We have identified alternative sources of supply and expect to transition to one or more of these alternative sources by that date.

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

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products (currently marketed and under development) and limit our ability to profitably sell our products. For example, the Budget Control Act of 2011, enacted on August 2, 2011, established a process to reduce federal budget deficits through an automatic “sequestration” process beginning in January 2013 if deficit reductions targets were not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes across-the-board cuts to a wide range of federal programs, including but not limited to Medicare payments to plans and providers (subject to a 2% cap). Sequestration was delayed by two months, however, under the American Taxpayer Relief Act, which was enacted on January 2, 2013. In the absence of further legislative action, Medicare payments to medical providers and health plans will be reduced by 2% beginning in April 2013. Such changes to the reimbursement rates for procedures in which our products are used, or alternative budget proposals that include reductions in health care spending, could adversely impact our business. In addition, the Medicare payment systems for hospitals (inpatient and outpatient) and physicians are updated annually and reimbursement rates can vary from year to year based on a number of legislative, regulatory, and/or other policy changes. For example, there is a statutory formula known as the sustainable growth rate (SGR) formula for determining annual payment updates for physicians’ professional services. For several years, this statutory formula has resulted in significant decreases to physician reimbursement, but Congress has repeatedly enacted legislation to temporarily block the cuts. Most recently, Congress included a provision in the American Taxpayer Relief Act to prevent a scheduled 26.5% cut from going into effect; instead, 2012 physician payment rates generally are extended through December 31, 2013. If Congress fails to intervene in the future to block schedule physician reimbursement reductions under the SGR formula, or if future legislation decreases Medicare payments to physicians, it could adversely impact our business.

We are aware that physicians may elect to use products we sell for off-label indications, including, for example, the use of our Sensei system for procedures to treat atrial fibrillation in the United States. Currently there is only one catheter which is approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, was granted marketing approval to the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. We believe that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. We cannot be certain, however, that third-party payors will continue to provide coverage and/or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures. If such support is required, we may not be able to satisfy such requests within the limitations of our FDA cleared labeling.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2012, we licensed or owned 73 issued U.S. patents and over 100 pending U.S. patent applications, 39 granted foreign patents and over 44 pending foreign applications. We also share the rights to a number of patents and patent applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Inc., or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

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

In October 2012, we signed an amendment to our license agreement with Intuitive Surgical under which Intuitive Surgical paid us a $20 million licensing fee. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment though we have no obligations to conduct any research activities under the amendment. In addition, the first sentence of the definition of “Hansen Field of Use” was modified by the Amended License Agreement to read: “‘Hansen Field of Use’ means the research, development, manufacture, use, sale, promotion, distribution and importation of medical devices and systems for intravascular approaches for the diagnosis and/or treatment of cardiovascular, neurovascular, and peripheral vascular diseases, wherein the distal end of the medical device or system, after entering a blood vessel, remains within the blood vessel or branches of the blood vessel for the delivery of the diagnostic or therapeutic modality for which the device or system is being used.” We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

Agreements with Philips

In the fourth quarter of 2009, we entered into an extended joint development agreement with Philips. Under the terms of the agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or “Vascular System”. The Vascular System does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and extended and increased the royalties to be paid to Philips. We reached the final milestone under the agreement and received our final payment from Philips in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

In November 2009, we entered into agreements with Philips to co-develop integrated products. In December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Magellan Robotic System. The Magellan Robotic System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures.

Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Magellan Robotic System and will receive royalties based on sales of the Magellan Robotic System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Magellan Robotic System and extended and increased certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized as a reduction to research and development costs ratably as milestones were met through the end of the term of the agreement, which was in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the rights to re-acquire the licenses granted to Philips for pre- determined payments, which payments in the aggregate would be greater than the upfront payment amounts we received from Philips in connection with the agreements related to the FOSSL technology. The agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

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

We consider our primary competition for our robotic systems to be in the following areas:

•

Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, approximately 40 percent respond to drug therapies per Millennium Research Group studies and, as a result, are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. We are not currently aware of drug therapies under development that have the potential to improve the success rate of drug treatment for electrophysiological conditions such as atrial fibrillation. However, to the extent that more effective drug therapies are developed and approved for use in treating these conditions, we will face increased competition.

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

The use of catheters and catheter-based technologies is common for a broad range of interventional procedures in cardiology, vascular and in other medical specialties. Other companies may market guidance systems for use in complex vascular procedures as well as other uses outside of EP. In addition, we believe that Intuitive is developing a system to guide flexible medical devices in fields such as urology, gynecology, gastrointestinal disease, and other medical fields outside of cardiology. While they may not use our patents in EP, cardiology or vascular procedures, Intuitive may attempt to compete directly with us in EP and cardiology, and will likely compete with us if we decide to offer products outside of our licensed field of treating cardiovascular, neurovascular and peripheral vascular diseases. We also face competition from large medical device companies that have significantly greater financial and human resources for product development, sales and marketing, and patent litigation. Large medical device companies such as Johnson & Johnson, St. Jude Medical, Boston

Scientific and others, as well as a variety of smaller innovative companies, such as Stereotaxis, Inc., are also expected to be targeting the EP and cardiology markets for guiding flexible medical devices. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

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

In May 2007, the FDA cleared our Sensei system and Artisan Control Catheter for promotion for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products in the United States with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although this is not a formal contraindication, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports,) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance for labeling that includes ablation procedures.

We cannot assure you that the FDA will grant 510(k) clearance to promote our Sensei system and disposable Artisan catheter for other uses including for ablation procedures, or what additional data, beyond the planned clinical trial, the FDA will require us to submit as part of the 510(k) process for other uses. The FDA could even deny 510(k) clearance to promote our system for other uses and require us to seek PMA approval.

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

We have received an IDE approval to investigate the use of our Sensei system and Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•

Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of cleared devices;

•	approval of product modifications that affect the safety or effectiveness of approved devices;

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Accordingly, we may not market or promote our Sensei system for any off-label use. For example, we are not permitted to promote our system in the United States for use with any other mapping catheter other than the two specified in our 510(k) clearance, use with any ablation catheters, or in any other procedure such as ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or PMA approval with significant clinical data. Nonetheless, physicians are using our devices off-label for these indications within their practice of medicine. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.

The Medical Device Reporting regulation (21 CFR 803), or MDR regulation, requires device manufacturers to report to the FDA whenever they receive or become aware of information that reasonably suggests that a device marketed by the manufacturer “may have caused or contributed to a death or serious injury” or has malfunctioned and, if the malfunction were to recur, likely would cause or contribute to a death or serious injury (21 CFR 803.50(a)). Adverse event reporting, under the MDR regulation, is subject to two different time frames and report types, depending on the nature of the event. Once reportable events have been identified, we must decide which individual adverse event report to file: a five-day report or a 30-day report. For events involving deaths, serious injuries or malfunctions that require remedial action to prevent an unreasonable risk of substantial harm to the public health, a five-day report must be filed. If remedial action is not necessary, a 30-day report must be filed. MDRs are disclosed to the public via the Manufacturer and User Facility Device Experience (MAUDE) database, which is maintained by the FDA. If we fail to report MDRs to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. It is our understanding that all of the procedures performed using our technology have involved a combination of mapping and ablation of one sort or another.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. We underwent an FDA inspection, which employed QSIT, in July 2010 and received 2 inspectional observations. The agency accepted our responses and the inspection was closed. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to FDA enforcement action including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products; or

•	criminal prosecution.

In addition, later discovery of previously unknown problems with our robotic systems, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, or observations found during a future inspection, could result in enforcement action by the FDA or other regulatory authorities.

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

In September 2006, we received the CE mark for the sale of our Sensei system, and in May 2007 we received the CE mark for our Artisan Control Catheter which allows us to market our system for ablation procedures in Europe and, in July 2010, we received the CE mark for the sale of our Lynx catheter. In July 2011, we received the CE mark for sale of our Magellan Robotic System and, in October 2011, we received the CE mark for the sale of our Magellan Robotic Catheter and related accessories. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Anti-Kickback Statutes and Federal False Claims Act

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, under the Patient Protection and Affordable Care Act, any claim resulting from a violation of the Anti-Kickback Statute is deemed to be a false claim for purposes of the Federal False Claims Act, discussed in more detail below.

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

Another trend affecting the healthcare industry is the increased use of the False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. In recent years, the number of suits brought against manufacturers and others by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the False Claims Act and some states’ laws may apply to claims for items or services reimbursed under Medicare, Medicaid and/or commercial insurance.

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

Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, results of operations and financial condition.

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

The American Recovery and Reinvestment Act of 2009, or ARRA, commonly referred to as the economic stimulus package, includes sweeping changes to HIPAA that expand HIPPA privacy and security standards and will likely lead to increased federal and state enforcement standards. The legislation, which was signed into law on February 17, 2009, includes the Health Information Technology for Economic and Clinical Health (HITECH) Act. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to covered entities’ “business associates” — independent contractors of those covered entities that receive or obtain protected health information in connection with providing a service on their behalf. Accordingly, this new legislation effectively expands HIPAA as a vehicle to regulate anyone servicing the healthcare industry that has access to protected health information. On January 25, 2013, the Office for Civil Rights of the Department of Health and Human Services (HHS) published a final rule modifying the HIPAA rules, including provisions of the HITECH Act. Among other things, the final rule generally expands privacy and security requirements for business associates of entities that receive protected health information, increases penalties for noncompliance, and strengthens breach reporting requirements for reporting of breaches. The rule is effective March 23, 2013, with a compliance deadline for covered entities and business associates of September 23, 2013. ARRA also increases the civil and criminal penalties that may be imposed and gives state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

Although we believe we are not a covered entity, we expect that our customers generally will be covered entities and may obligate us to contractually comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant costs for us. If we fail to comply with these standards, we may be subject to liability for violation of related contractual obligations we have with our customers. Pursuant to the HITECH Act and final rule, to the extent we are a business associate of our covered entity customers, we will be subject to HIPAA security and privacy standards as if we were a covered entity and we may be directly liable to HHS for noncompliance. Our compliance with these standards may entail significant costs for us and we cannot predict the effect of increased enforcement efforts in this area.

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

Employees

As of December 31, 2012, we had 160 employees, 29 of whom were engaged directly in research and development, 16 in regulatory, clinical affairs and quality activities, 37 in sales and marketing activities, 10 in customer service and support, 45 in manufacturing and 23 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Our ability to generate revenues depends upon the successful commercialization of our Magellan Robotic System and Sensei system. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and that:

•	our systems may not be accepted by physicians or hospitals;

•	we may not be able to sell our systems and associated catheters in volumes and at prices that allow us to meet the revenue targets necessary to generate revenue necessary to achieve profitability;

•

our systems that are shipped under a commercial evaluation program to allow certain strategic accounts to install and utilize systems for a trial period may not result in completed sales after the trial period or may make selling systems without a trial period more difficult;

•

the use of our systems by customers may not achieve more predictable procedure times, enable more complex cases or result in other physician or clinical benefits that we believe will drive adoption of our products;

•	we, or the investigators of our products, may not be able to generate sufficient information regarding outcomes with our systems to satisfy potential purchasers;

•	the availability and perceived advantages of alternative treatments may hinder acceptance of our systems;

•

our assumptions regarding the economic value proposition of our systems for hospitals, including the reimbursement rates that hospitals may achieve for procedures using our systems, may not be sufficiently accurate to drive adoption in acceptable quantities;

•	any rapid technological change may make our products obsolete;

•	we may not be able to manufacture our systems or catheters in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the commercialization of our systems or the development of new products; and

•	we may not obtain regulatory clearance for the applications for which many physicians wish to use our systems.

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

We have not previously manufactured our Magellan Robotic System, Magellan Robotic Catheter and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007, the marketing and sales effort for our Magellan Robotic System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic

System is an expensive capital equipment purchase which slows the sales process. Since the Magellan Robotic System has only recently been commercially introduced, our Magellan Robotic System has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Magellan Robotic System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Magellan Robotic System. As a result, with greater physician experience with our Magellan Robotic System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Magellan Robotic System, our financial condition and results of operations could be adversely impacted.

We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan Robotic System, including our Magellan Robotic Catheter and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage.

If we are unable to manufacture our systems and catheters in a manner that yields sufficient gross margins, we will be unable to achieve profitable commercialization.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. Our products contain expensive materials and are expensive to manufacture, particularly in limited quantities. In addition to increasing sales to increase manufacturing overhead absorption, we need to reduce the variable manufacturing costs of our catheters in order to achieve our operational and financial goals. We face challenges in order to produce disposable catheters effectively, to appropriately phase in new products and designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. If we are unable to effectively manage these issues, our costs of producing our products will negatively affect our gross margins which will negatively impact our business.

We are a company with a limited history of operations, which makes our future operating results difficult to predict.

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, received FDA clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012 respectively for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Lynx catheter in July 2010, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011 and for our Artisan Extend Control Catheter in December 2012. We received FDA clearance for the commercialization of our Magellan Robotic System and Magellan Robotic Catheter in June 2012. As of

December 31, 2012, we have also received regulatory approvals for our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand and for our Magellan Robotic System in Australia and Canada. Our Canadian license for the Sensei system, which was issued in December 2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

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

We have experienced substantial net losses since our inception in late 2002. As of December 31, 2012, we had an accumulated deficit of $296.9 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. In order to meet our long-term anticipated cash requirements, we will need to raise additional funding and may do so at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

We expect to incur substantial additional net losses for at least the next year. Because we may not be successful in significantly increasing sales of our products, the extent of our future losses and the timing of achieving sustained profitability are highly uncertain, and we may never achieve sustained profitable operations. If we require more time than we expect to generate significant revenue and achieve sustained profitability, we may not be able to continue our operations. Even if we achieve significant revenues, we may never become profitable on a sustained basis.

If Philips is unable to develop or license new products or applications for the FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability to successfully commercialize that technology.

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

We have received IDE approval to investigate the use of our Sensei system and Artisan Control Catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation demonstrates non-inferiority to manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require us to file a PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

We have a debt facility with Oxford Finance LLC and Silicon Valley Bank that requires us to meet certain restrictive covenants that may limit our operating flexibility.

On December 8, 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits our ability to do any of the following:

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

As of December 31, 2012, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

Credit, financial market and general economic conditions could delay or prevent potential customers from purchasing our products, which would adversely affect our sales, financial condition and results of operation.

The sale of our systems often represents a significant capital purchase for our customers and many customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of one of our systems. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei system, which has significantly impacted our sales, financial condition and results of operations. If we are unable to obtain market acceptance for our products’ value proposition, potential customers may not make these significant capital purchases and our sales, financial condition and results of operations would be harmed.

We have limited sales, marketing and distribution experience and capabilities, which could impair our ability to achieve sustained profitability.

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark approval to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011 and FDA clearance to market, sell and distribute our Magellan Robotic System in the United States in the second quarter of 2012. In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management including our Senior Vice President of Global Sales who joined the Company in January 2013;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. For example, as we were increasing our manufacturing capacity for Artisan catheters, we shipped a limited number in late 2007 and early 2008 that were later identified as having a potential leak. Although no patient is known or suspected to have experienced any consequences associated with this possible leak nor has it significantly impacted our business, these events were reported to the FDA in accordance with applicable regulations and we subsequently initiated a voluntary recall of the affected devices. This recall was closed in June 2008. Also, following the introduction of a new catheter in the fall of 2009, some of the new catheters experienced a leak in the flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the new catheters, we voluntarily recalled all of the catheters and reported the events to the FDA in accordance with applicable regulations. Subsequently, we returned to our prior design of the flush assembly. Any catheter redesign or other manufacturing issues may result in our being unable to meet the expected demand for our catheters or our systems, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and Magellan Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system and Magellan Robotic System. We also obtain the motors for our Sensei system and Magellan Robotic System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. Additionally, we have a purchase agreement with Plexus Services Corp., or Plexus, under which Plexus manufactures certain components for us. We have agreed with Plexus to terminate the purchase agreement effective September 30, 2013 and expect to transition to a new supplier of these components prior to that date.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. We received FDA clearance to commercialize our Magellan Robotic System in June 2012. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010, for our Magellan Robotic System in July 2011 and for our Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, but may be required to seek separate clearances from the European Union in order to market our products for any additional uses. Regulatory approvals may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and Artisan catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan Robotic System and Magellan Robotic Catheter are a viable alternative for vascular diseases, they may choose not to use our products.

We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of studies have been published since the commercial launch of our Sensei system in 2007 on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Furthermore, we are commencing the commercializing our Magellan Robotic System and Magellan Robotic Catheter for the treatment of vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan Robotic System or to perform procedures enabled by the Magellan Robotic System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.

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

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan system in October 2011. We received FDA clearance to commercialize our Magellan Robotic System in June 2012. Because we have shipped only slightly more than 100 Sensei systems and our Magellan Robotic System has only recently been commercially introduced, our systems have limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system or Magellan Robotic

System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

We have received FDA clearance to market our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with two specified mapping catheters, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have commenced a clinical trial for the use of our Sensei system and Artisan catheter with an ablation catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Thus, efforts are underway to eventually seek regulatory clearance for the use of our Sensei system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters. The future of our electrophysiology business will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

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

It is our policy to train U.S. physicians to only insert, navigate, map and remove catheters using our Sensei system. Physicians must obtain training elsewhere to learn how to ablate cardiac tissue to treat atrial fibrillation, which is an off-label procedure with our Sensei system. This training may be provided in the U.S. by third parties, such as hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you that a sufficient number of U.S. physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system for these off label procedures. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train U.S. physicians to use our Sensei system for cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months, though we have seen sales cycles lengthen towards the longer end of this range as many potential customers have postponed purchase decisions. Additionally, the majority of our revenue is often shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and Magellan Robotic Catheter could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. In 2012, net cash used in operating activities was $40.8 million. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We may be unable to develop or commercialize our technology for additional applications. The technology underlying our systems is designed to have the potential for applications beyond electrophysiology and vascular disease which require a control catheter to approach diseased tissue. We further believe that the technology underlying our system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. However, we may be unable, due to limited financial or managerial resources, to develop these applications and seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our technology. Also, due to our limited financial and managerial resources, we may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our electrophysiology and vascular applications as well as the development of other applications. Failure to capitalize on other applications for our technology may limit the addressable market for our products and our ability to grow our revenues and expand our operations.

We are dedicating significant resources to the development and commercialization of our Magellan Robotic System, Magellan Robotic Catheter and associated accessories. These efforts may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 and determined that our internal control was effective as of that date, as more fully set forth in Item 9A of this Form 10-K. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

We are a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former officers and directors are defendants in a federal securities class action lawsuit. This lawsuit is described in Part II Item 1 “Legal Proceedings” in this Annual Report on Form 10-K. Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of the lawsuit (including substantial fees of lawyers and other professional advisors and obligations to advance the expenses of, and potentially to indemnify officers and directors and our underwriters who are or may become parties to such action.) Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. Prior to resolution of these matters, they will result in substantial expenses for legal, accounting, tax and other professional services, and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

Indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect our ability to defend claims for which we may be liable, our results of operations, financial condition and cash flows.

Several former officers are the defendants in a pending lawsuit related to the restatement of our financial statements, two individuals previously employed by Hansen are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named in the future as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers, employees and directors in relation to these matters. We are currently advancing the expenses of current and former officers, employees, and directors in relation to these matters, under a reservation of rights. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock. These advancement and indemnification obligations to directors, officers, employees and our underwriters are generally unlimited in nature and some of these advancement and indemnification obligations may not be covered by our directors’ and officers’ insurance policies or may exceed the coverage limits of those policies. If we incur significant uninsured advancement or indemnity obligations, this could have a material adverse effect on our ability to defend claims for which we may be liable, our results of operations, financial condition and cash flows.

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

Software defects may be discovered in our products which would damage our ability to sell our products, our results of operations, financial condition and cash flows.

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

Our costs could substantially increase if we receive a significant number of service claims which would harm our results of operations, financial condition and cash flows.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our systems. Additionally, in the event that a physician uses our Sensei system or Magellan Robotic System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare severity diagnosis related group, or MS-DRG system.

We believe that the majority of procedures performed using our Sensei technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services updates the MS-DRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from ablation procedures to treat atrial fibrillation using our technology can vary significantly. At this time, although payments for these cardiac procedures have not undergone further reductions, we cannot predict the full impact any future rate changes, including rate reductions, will have on our revenues or business. We do not currently know which MS-DRG code or codes will be used for procedures performed with our Magellan Robotic System or whether reimbursement amounts will be considered favorable by hospitals.

Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. Recent legislative initiatives in the United States to reform healthcare and government insurance programs have included a focus on healthcare costs which could limit the coverage and reimbursement for procedures utilizing our products. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue and may increase. The failure of our customers to obtain sufficient reimbursement could have a material adverse impact on our financial condition and harm our business.

Legislative reforms to the United States healthcare system may adversely affect our revenues and business.

From time to time, legislative reform measures are proposed or adopted that would impact healthcare expenditures for medical services, including the medical devices used to provide those services. For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which makes a number of substantial changes in the way health care is financed by both governmental and private insurers and the way that Medicare providers are reimbursed. Among other things, the Affordable Care Act requires certain medical device manufacturers and importers to pay an excise tax equal to 2.3% of the price for which such medical devices are sold, beginning January 1, 2013. We cannot assure you that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, and managed-care arrangements, are continuing. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, and other mechanisms designed to constrain utilization and contain costs, including delivery reforms such as expanded bundling of services. Hospitals are also seeking to reduce costs through a variety of mechanisms, which may increase price sensitivity among customers for our products, and adversely affect sales, pricing, and utilization of our products. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. We cannot predict the potential impact of cost-containment trends on future operating results.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

We hired a new Vice President and General Counsel in January 2012, a new Vice President of Marketing and Business Development in April 2012, a new Chief Operating Officer in December 2012 and a new Senior Vice President of Global Sales in January 2013. If we are unable to recruit and retain qualified individuals, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In 2012, approximately 53% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 32% of our total revenues were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $557,000 in revenues in 2012.

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

For example, the European Union requires that medical products receive the right to affix the CE mark. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to our products, we will need to obtain certification that our processes meet European quality standards. These standards include certification that our product design and manufacturing facility complies with ISO 13485 quality standards. We received CE mark approval for our Artisan catheters in May 2007, our Lynx catheters in July 2010, our Magellan Robotic System in July 2011 and our Magellan Robotic Catheter and related accessories designed for use with the Magellan system in October 2011. We cannot be certain that we will be successful in meeting and continuing to meet European quality standards or other certification requirements.

We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.

We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labeling, or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the Sensei system when used with catheters and in procedures not specified in the current label, such as ablation catheters and ablation procedures, and we have already filed Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians are using our device off-label with ablation catheters in ablation procedures, as well as in other electrophysiology procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products; or

•	criminal prosecution.

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

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results. As a manufacturer we are sometimes required to make decisions about whether to take corrective action in the field and whether to report that activity to the FDA. If the FDA disagrees with those decisions, we may be subject to enforcement action and our product sales and operating results could suffer.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. In addition to mandatory recalls, manufacturers may, under their own initiative, recall a product for a variety of reasons, including if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We have conducted voluntary recalls in the past. Recalls of any of our products would likely divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions in the U.S. or abroad with physicians and other potential referral sources who prescribe or purchase our products are subject to government regulation designed to prevent health care fraud and abuse. Relevant U.S. laws include:

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

The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, and submission of false claims for government reimbursement. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.

If our past or present operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 28, 2013, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of February 28, 2013, our six largest stockholders collectively owned approximately 44.1 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 0.3 percent of the outstanding shares of our common stock as of February 28, 2013. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 3. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of our current and former directors and our former auditor. We filed an opposition to lead plaintiffs’ motion on February 11, 2013 and the matter is currently set for hearing on April 18, 2013. We and the named former officers intend to defend ourselves vigorously against this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 28, 2013, there were approximately 202 holders of record of our common stock and 67,342,837 shares of common stock outstanding. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future. Our $30 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank limits our ability to pay dividends and make certain other payments.

The following table lists the low and high sales prices for each period indicated:

	2012		2011
	Low	High	Low	High
First quarter	$2.32	$4.03	$1.43	$2.39
Second quarter	2.02	3.29	2.07	3.78
Third quarter	1.42	2.55	2.62	5.28
Fourth quarter	1.64	2.50	1.99	3.40

The closing price for our common stock as reported by the Nasdaq Global market on February 28, 2013 was $2.16 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,480,588	(1)	$4.66	(2)	2,723,853	(3)
Equity compensation plans not approved by security holders	2,060,000	(4)	$2.25		—

Total	8,540,588		$3.97		2,723,853

(1)	Includes 5,115,820 shares issuable upon exercise of outstanding options.
(2)	Does not take into account restricted stock units, which have no exercise price.
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

Recent Sales of Unregistered Securities

In October 2012, we signed a stock purchase agreement to sell 5,291,005 shares of our common stock to Intuitive Surgical, Inc. for an aggregate purchase price of $10 million. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission (the “SEC”). The shares are subject to an 18 month lock-up period, however, pursuant to the terms of the agreement, we are obligated to file and have declared effective a registration statement on Form S-3 with the SEC covering resales of the securities prior to the end of the lock-up period.

Uses of Proceeds from Sale of Registered Securities

Not applicable

Issuer Purchases of Equity Securities

None

Performance Graph1

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2007.

Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Hansen Medical, Inc	100.00	24.11	10.12	4.98	8.62	6.95
Nasdaq Composite	100.00	59.10	82.19	97.23	98.85	110.91
Nasdaq Medical Equipment	100.00	53.91	75.19	78.88	89.14	97.76

[1]	This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2012, 2011 and 2010 and the financial position data for the years ended December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	2012(1)	2011(2)	2010(3)	2009	2008
	(In thousands, except per share data)
Operations:
Revenues	$17,636	$22,129	$16,634	$22,203	$23,446
Loss from operations	(18,503)	(15,666)	(35,005)	(51,296)	(58,413)
Net loss	(22,145)	(16,712)	(37,895)	(52,449)	(57,868)
Basic and diluted net loss per share	(0.35)	(0.30)	(0.78)	(1.55)	(2.39)
Shares used to compute basic and diluted net loss per share	62,472	55,362	48,881	33,892	24,232
Financial Position:
Cash and cash equivalents	32,749	36,520	25,769	9,553	17,377
Short-term investments	8,424	15,690	2,264	18,726	17,846
Working capital	43,238	54,349	21,535	21,004	35,687
Total assets	64,092	76,759	57,944	60,741	74,134
Debt	29,417	29,147	6,238	9,803	12,476
Accumulated deficit	(296,942)	(274,797)	(258,085)	(220,190)	(167,741)
Stockholders’ equity	24,739	33,481	30,772	33,753	42,843

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2012 include the impact of the gain on the licensing of intellectual property of $20.0 million.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations, Inc. of $10.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, statements regarding our strategies and expectations regarding, our future revenues, cost of revenues and other expenses and losses. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei™ Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in interventional procedures. Our Magellan™ Robotic System is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system and Magellan Robotic System. To date, we have incurred net losses in each year since our inception and, as of December 31, 2012, we had an accumulated deficit of $296.9 million. We expect our losses to continue through at least 2013 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received FDA clearance for the marketing of our Sensei system and Artisan catheter for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result, we recorded our first revenues in the second quarter of 2007. We received CE Mark for our Lynx® catheter in July 2010. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan™ Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012. We received FDA clearance for our Artisan Extend Control Catheter in August 2012 and a CE Mark for our Artisan Extend Control Catheter in December 2012.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

In November 2009, we entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products. In December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Magellan Robotic System. The Magellan Robotic System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Magellan Robotic System and will receive royalties based on sales of the Magellan Robotic System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Magellan Robotic System and extended and increased certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized as a reduction to research and development costs ratably as milestones were met through the end of the term of the agreement, which was in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

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

In October 2012, we signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid us a $20 million licensing fee, and a stock purchase agreement to sell 5,291,005 shares of our common stock to Intuitive Surgical for an aggregate purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the associated catheters as well as the sale of post-contract customer service. Revenues also include sales of our Magellan Robotic System and Magellan Robotic Catheter. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We adopted the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. The adoption of the new guidance did not result in any change in the units of accounting.

Under our revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of Sensei systems is generally determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of post-contract customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any acceptance, performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Customer Service Revenue. We recognize customer service revenue from the sale of product maintenance plans. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. It is common for the sale of Sensei and Magellan systems to include multiple elements which qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other non-standard terms. Generally, under multiple-element arrangements, the systems are delivered at the beginning of the arrangement along with installation and training and the related revenue is recognized at that time, while the customer service revenue associated with the product maintenance plan is recognized ratably over the service period, which is typically one year. Other elements are recognized once delivered in accordance with contract terms. In arrangements that include multiple elements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, we allocate revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of our or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, we allocate revenue to the various elements based on our best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account our target prices and overall pricing objectives. In situations where we have delivered certain elements but not delivered other elements, we defer revenue for the undelivered elements after we have allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Typically, we use VSOE to allocate revenues from the sale of Sensei systems, most disposables and product maintenance plans and ESP to allocate revenues from the sale of Magellan systems as well as installation and training.

•

Sales Price Fixed or Determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. Our standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2012, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2012, we had $6.0 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

•	Expected Volatility. Our estimate of volatility is based on the historical volatilities of our stock price.

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

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, we would record a loss and a liability. As of December 31, 2012, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2012, we had federal and state net operating loss carryforwards of approximately $195.1 million and $169.0 million, respectively. At December 31, 2011, we had federal and California net operating loss carryforwards of approximately $179.1 million and $162.8 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2012 through 2032 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $109.0 million and $103.1 million at December 31, 2012 and 2011, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous five years through 2012; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2013, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. As the result of the sale of 11,700,000 shares of common stock in April 2009, the sale of 16,100,000 shares of common stock in April 2010, the sale of 4,785,000 shares of common stock in November 2011 and the sale of 5,291,000 shares of common stock in October 2012, such an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed at that time could be limited. We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the Code. We have and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. Beginning in the fourth quarter of 2011, our revenues also include sales of our Magellan Robotic System. In the third quarter of 2012, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues and gross profit, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system, Magellan Robotic System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for 2013 to increase incrementally over 2012 levels.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for 2013, net of stock-based compensation charges, to increase compared with 2012 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

We also expect operating expenses to increase in 2013 due to the new 2.3% excise tax on the sale of certain medical devices in the United States which begins on January 1, 2013.

Gain on Licensing of Intellectual Property

Gain on licensing of intellectual property consists of licensing fees received in connection with our updated license agreement with Intuitive Surgical.

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

Stock-Based Compensation Expense

Cost of revenues, research and development and selling, general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Cost of revenues	$319	$805	$726
Research and development	444	1,703	1,657
Selling, general and administrative	2,119	4,168	2,621

Total	$2,882	$6,676	$5,004

Total stock-based compensation for 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to 2012 or to prior periods. Net of this adjustment, the decrease in stock-based compensation in 2012 compared to 2011 is due primarily to the impact of the Company’s lower stock price on the fair value of new equity awards.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$12,303	$16,720	$(4,417)	(26)%
Service	5,333	5,409	(76)	(1)%

Total revenues	$17,636	$22,129	$(4,493)	(20)%

2012 product revenue included the recognition of revenue on 13 robotic systems and 2,807 catheters. 2011 product revenue included the recognition of revenue on 23 robotic systems and 2,787 catheters. The decline in product revenue was due to a 43% decrease in systems sold, partially offset by an 11% increase in the average selling prices of systems, a 1% increase in catheters sold and a 4% increase in the average selling prices of catheters. The decrease in systems sold was largely the result of the recognition of more systems from deferred revenue in 2011 as compared to 2012, as 2012 revenue included the recognition of revenue on 5 systems that were previously in deferred revenue, while 2011 revenue included 12 such systems. The improvement in average system selling prices was driven by a higher percentage of systems sold to end users, which are typically sold at higher prices than units sold through distributors, and sales of our Magellan Robotic System in 2012, which typically has a higher selling price than our Sensei system. Increases in catheter sales were due primarily to a larger installed base of systems purchasing our catheters, increased utilization of EP catheters and, to a lesser extent, sales of Magellan Robotic Catheters. Service revenue decreased in 2012 compared to 2011 due primarily to a 15% decrease in the number of systems with active service contracts due to a delay in the renewals of service contracts, partially offset by a 16% increase in the average amount per service contract.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$11,990	$14,600	$(2,610)	(18)%
Service	2,036	2,611	(575)	(22)%

Total cost of revenues	$14,026	$17,211	$(3,185)	(19)%
As a percentage of revenues	79.5%	77.8%

Gross profit	$3,610	$4,918	$(1,308)	(27)%
As a percentage of revenues	20.5%	22.2%

Gross profit for 2012 was $3.6 million, or 21% of revenues, compared to $4.9 million, or 22% of revenues in 2011. The decrease in gross margin percentage was driven by a decline in system unit volume compared to an increase in catheter volume in 2012, as systems have higher gross margins, partially offset by lower costs to manufacture our products, improved average system selling prices and higher margins on service revenue. Specifically, the number of robotic systems recognized as revenue decreased 43% in 2012 compared to 2011. The number of catheters sold increased by 1% in 2012 compared to 2011. The improvement in average system selling prices was driven by a higher percentage of systems sold to end users, which are typically sold at higher prices than units sold through distributors, and sales of our Magellan Robotic System in 2012, which typically has a higher selling price than our Sensei system. Higher margins on service revenue are primarily driven by lower service costs in 2012. The lower cost to manufacture our products has been driven by efforts by the Company to improve manufacturing processes through the implementation of lean manufacturing concepts and the reduction of material and labor costs. We expect that cost of revenues and gross profit, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Research and development	$16,126	$12,156	$3,970	33%

Research and development expenses in 2011 included the recognition of $10.6 million of funded development credits from our since-completed work under the Philips agreement which were recorded as a reduction of expense. Excluding these credits, research and development expenses in 2012 decreased compared to 2011 primarily due to a decrease of $3.8 million in materials related to reduced development costs associated with our Magellan Robotic System and decreases in employee-related expenses. We expect research and development expenses for 2013 to increase marginally compared with 2012 levels.

Selling, General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Selling, general and administrative	$25,987	$31,428	$(5,441)	(17)%

The decrease in selling, general and administrative expenses in 2012 compared to 2011 was primarily due to a decrease of $4.1 million in professional service fees, primarily due to the receipt of $1.5 million insurance reimbursement and decreased litigation expenses, and a decrease of $2.0 million in stock-based compensation expense, partially offset by an increase in bad debt expense. We expect our selling, general and administrative expenses for 2013, net of stock-based compensation charges, to increase compared with 2012 levels primarily as a result of our plans to grow our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

Gain on Licensing of Intellectual Property

	Year Ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Gain on licensing of intellectual property	$20,000	$—	$20,000	N/A

In October 2012, we signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid us a $20 million licensing fee, and a stock purchase agreement to sell 5,291,005 shares of our common stock to Intuitive Surgical for a purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

The $20.0 million of upfront payments for the licensing of intellectual property was recognized immediately in net loss. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet.

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

Interest Income

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest income	$78	$150	$(72)	(48)%

Interest income from cash, cash equivalents and investments and the note receivable from Luna decreased in 2012 compared to 2011 primarily due to the receipt of interest on our note receivable from Luna in 2011 which note was fully paid off in 2011. We expect interest income in 2013 to remain consistent compared to 2012 levels.

Interest Expense

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Interest expense	$(3,511)	$(573)	$(2,938)	513%

Interest expense increased in 2012 compared to 2011 primarily due to an increase in interest expense related to our fourth quarter 2011 debt agreement. We expect interest expense in 2013 to continue at 2012 levels.

Other Expense, net

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Other expense, net	$(95)	$(623)	$528	(85)%

Other expense, net in 2011 included a $0.3 million write down of our equity investment in Luna and a loss on the settlement of the Luna note receivable. The remaining variance is due to changes in unrealized losses on the valuation of the Luna warrants and foreign exchange losses.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$16,720	$11,617	$5,103	44%
Service	5,409	5,017	392	8%

Total revenues	$22,129	$16,634	$5,495	33%

2011 product revenue included the recognition of revenue on 23 robotic systems and 2,787 catheters. 2010 product revenue included the recognition of revenue on 12 robotic systems and 2,439 catheters. The increase in product revenue was due to a 92% increase in systems sold, a 14% increase in catheters sold and a 1% increase in the average selling prices of catheters, partially offset by a 15% decrease in the average selling prices of systems. The increase in the number of systems sold is mainly due to the recognition of revenue on 12 systems that were previously in deferred revenue in addition to systems that we were able to recognize revenue on due to our adoption of new accounting guidance for 2011. Increases in catheter sales were due primarily to increases in our installed base of systems. The decrease in the average selling prices of systems was due principally to sales to international distributors, which tend to generate lower average selling prices, in addition to greater discounting on system sales in 2011 as compared to 2010. Service revenue increased in 2011 as compared to 2010 due primarily to a 9% increase in the number of systems with active service contracts due to our increased installed base in 2011 compared to 2010.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Product	$14,600	$11,860	$2,740	23%
Service	2,611	2,876	(265)	(9)%

Total cost of revenues	$17,211	$14,736	$2,475	17%
As a percentage of revenues	77.8%	88.6%

Gross profit	$4,918	$1,898	$3,020	159%
As a percentage of revenues	22.2%	11.4%

Gross profit in 2011 was $4.9 million, or 22% of revenues, compared to $1.9 million, or 11% of revenues in 2010. The gross margin percentage increase was primarily driven by the greater increase in system unit volume in 2011 compared to catheter volume in 2011, as systems have higher gross margins, and, to a lesser extent, higher margins on service revenue in 2011, partially offset by a decrease in average system selling prices in 2011 and costs associated with the start up of our Magellan product line in 2011. Specifically, the number of robotic systems recognized as revenue increased 92% in 2011 compared to 2010. The number of catheters sold in 2011 increased by 14% in 2011 compared to 2010. Higher margins on service revenue are primarily driven by lower service costs in 2011. The decrease in average system selling prices was primarily driven by the higher number of robotic systems sold through international distributors which are typically sold at lower prices than units sold to end users.

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

The increase in selling, general and administrative expenses in 2011 compared to 2010 was primarily due to an increase of $1.5 million in stock-based compensation expense, due primarily to the increased issuance of restricted stock units in 2011 as compared to 2010 and the vesting of the unvested portion of stock options held by our chairman as he transitioned to a non-employee status in addition to increases in overhead expenses and marketing expenses. The increase also reflected an increase in marketing expenses related to the introduction and promotion of our Magellan Robotic System and increases in supplies and overhead. Selling, general and administrative expenses in 2011 included $4.1 million of stock-based compensation expense compared to $2.6 million in 2010.

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

Liquidity and Capital Resources

	2012	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$32,749	$36,520	$25,769
Short-term investments	8,424	15,690	2,264

Total cash, cash equivalents and short-term investments	$41,173	$52,210	$28,033

Cash used in operating activities	$(40,785)	$(36,391)	$(29,069)
Cash provided by investing activities	25,796	12,661	18,650
Cash provided by financing activities	11,218	34,481	26,635

Net increase (decrease) in cash and cash equivalents	$(3,771)	$10,751	$16,216

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods adjusted for the gain on licensing of intellectual property in 2012, the gain on sale of intellectual property in 2011 and the gain on settlement of litigation in 2010, partially offset by non-cash charges such as depreciation and amortization, stock-based compensation, provision for doubtful accounts, loss of disposal of fixed assets and net unrealized losses on investments. Additionally, net cash used in operations in 2012 was negatively impacted by an increase of $2.7 million in inventory and decreases of $0.9 million in accrued liabilities and $3.7 million deferred revenue. Net cash used in operations in 2011 was negatively impacted by increases in accounts receivable and inventory balances due to higher shipments at the end of 2011 and a slight build in inventory related to our Magellan System and by a decrease in deferred revenue. Net cash used in operating activities in 2010 was positively impacted by a decrease in accounts receivable and inventory balances due to the lower level of sales and an increase in deferred revenue, accounts payable and accrued liabilities balances.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in 2012 primarily relates to the proceeds from the licensing of intellectual property and net maturities of short-term investments as we manage our portfolio to provide liquidity and interest income for our operations. Net cash provided by investing activities in 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by net purchases of short-term investments. Net cash provided by investing activities for 2010 primarily relates to the net proceeds from the sales and maturities of short-term investments. Investing activities for each of these periods were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our company.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2012 is primarily due to cash received from the sale of stock to Intuitive Surgical. Net cash provided by financing activities in 2011 is primarily due to the proceeds from our new loan agreement, partially offset by the repayment of the existing loan balance. The remaining cash provided by financing activities in 2011 and 2010 was mainly due to the cash received from our equity offerings in November 2011 and April 2010 in addition to receipts from our employee stock purchase plan and from the exercises of stock options, partially offset by scheduled debt repayments.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2012 we had an accumulated deficit of $296.9 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds.

In December 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of

(a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity at all times, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits our ability to do any of the following:

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of December 31, 2012, we were in compliance with all financial covenants.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $0.4 million. We have not, nor do we anticipate the need to, repatriate funds or accounting gains or losses to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have historically experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we have seen sales cycles for many potential customers lengthen and purchase decisions postponed. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company.

While we expect to continue to use cash in operations, we believe our existing cash, cash equivalents and short-term investment balances as of December 31, 2012, the interest income we earn on these balances and the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We will also need to raise additional funding and may do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

If we seek additional funding in the future by selling additional equity or debt securities, refinancing or restructuring existing debt arrangements or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating lease—real estate	$4,153	$2,093	$2,060	$—	$—
Debt, including interest	36,639	7,287	27,040	2,312	—

Total	$40,792	$9,380	$29,100	$2,312	—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $30.0 million we have borrowed under our loan agreement with Oxford and Silicon Valley Bank. Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2012, we had $3.4 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements. We do not expect that any new pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2012, the fair value of our cash, cash equivalents and short-term investments was approximately $41.2 million, the majority of which will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2012, sales denominated in foreign currencies were approximately 32% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $557,000 in revenues for 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Medical, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touch LLP

San Francisco, California

March 15, 2013

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$32,749	$36,520
Short-term investments	8,424	15,690
Accounts receivable, net of allowance of $554 and $— at December 31, 2012 and 2011, respectively	5,235	5,493
Inventories	9,134	6,617
Deferred cost of revenues	167	1,573
Prepaids and other current assets	1,765	1,829

Total current assets	57,474	67,722

Property and equipment, net	6,040	8,300
Restricted cash	—	65
Other assets	578	672

Total assets	$64,092	$76,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,056	$2,944
Accrued liabilities	3,322	4,153
Current portion of deferred revenue	2,702	6,276
Current portion of long-term debt	5,156	—

Total current liabilities	14,236	13,373

Deferred rent, net of current portion	354	568
Deferred revenue, net of current portion	68	162
Long-term debt, net of current portion	24,261	29,147
Other long-term liabilities	434	28

Total liabilities	39,353	43,278

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000 shares Issued and outstanding: 67,078 and 59,981 shares at December 31, 2012 and 2011, respectively	7	6
Additional paid-in capital	322,252	308,153
Accumulated other comprehensive (loss) income	(578)	119
Accumulated deficit	(296,942)	(274,797)

Total stockholders’ equity	24,739	33,481

Total liabilities and stockholders’ equity	$64,092	$76,759

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues:
Product	$12,303	$16,720	$11,617
Service	5,333	5,409	5,017

Total revenues	17,636	22,129	16,634
Cost of revenues:
Product	11,990	14,600	11,860
Service	2,036	2,611	2,876

Total cost of revenues	14,026	17,211	14,736

Gross profit	3,610	4,918	1,898

Operating expenses:
Research and development	16,126	12,156	18,170
Selling, general and administrative	25,987	31,428	28,736
Gain on settlement of litigation (Note 7)	—	—	(10,003)

Total operating expenses	42,113	43,584	36,903
Gain on licensing of intellectual property (Note 5)	20,000	—	—
Gain on sale of intellectual property (Note 6)	—	23,000	—

Loss from operations	(18,503)	(15,666)	(35,005)
Interest income	78	150	427
Interest expense	(3,511)	(573)	(705)
Other expense, net	(95)	(623)	(2,612)

Loss before income taxes	(22,031)	(16,712)	(37,895)
Income tax expense	114	—	—

Net loss	$(22,145)	$(16,712)	$(37,895)

Basic and diluted net loss per share	$(0.35)	$(0.30)	$(0.78)

Shares used to compute basic and diluted net loss per share	62,472	55,362	48,881

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years ended December 31,
	2012	2011	2010
Net loss	$(22,145)	$(16,712)	$(37,895)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	(716)	491	(320)
Foreign currency translation adjustment	19	(5)	(18)

Change in other comprehensive income (loss)	(697)	486	(338)

Comprehensive loss	$(22,842)	$(16,226)	$(38,233)

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

Balances, January 1, 2010	37,512,458	$4	$253,968	$(29)	$(220,190)	$33,753
Exercise of stock options	109,308	—	126	—	—	126
Issuance of common stock pursuant to the employee stock purchase plan	149,346	—	229	—	—	229
Issuance of common stock pursuant to public offering	16,100,000	1	29,845	—	—	29,846
Issuance of common stock for services performed	30,000	—	47	—	—	47
Non-employee stock-based compensation	—	—	49	—	—	49
Employee share-based compensation expense, net of cancellations	—	—	4,955	—	—	4,955
Net loss	—	—	—	—	(37,895)	(37,895)
Change in unrealized loss on investments	—	—	—	(320)	—	(320)
Translation adjustment	—	—	—	(18)	—	(18)

Balances, December 31, 2010	53,901,112	5	289,219	(367)	(258,085)	30,772
Exercise of stock options	886,157	—	831	—	—	831
Withholding taxes paid on vested restricted stock units	—	—	(303)	—	—	(303)
Issuance of common stock pursuant to the employee stock purchase plan	333,627	—	536	—	—	536
Issuance of common stock pursuant to private placement	4,784,690	1	9,959	—	—	9,960
Issuance of common stock for technology acquired	75,000	—	367	—	—	367
Issuance of warrants in connection with debt	—	—	868	—	—	868
Employee share-based compensation expense	—	—	6,676	—	—	6,676
Net loss	—	—	—	—	(16,712)	(16,712)
Change in unrealized loss on investments	—	—	—	491	—	491
Translation adjustment	—	—	—	(5)	—	(5)

Balances, December 31, 2011	59,980,586	6	$308,153	$119	(274,797)	$33,481
Exercise of stock options	1,448,870	—	548	—	—	548
Withholding taxes paid on vested restricted stock units	—	—	(14)	—	—	(14)
Issuance of common stock pursuant to the employee stock purchase plan	357,653	—	684	—	—	684
Issuance of common stock pursuant to private placement	5,291,005	1	9,999	—	—	10,000
Non-employee stock-based compensation	—	—	9	—	—	9
Employee share-based compensation expense	—	—	2,873	—	—	2,873
Net loss	—	—	—	—	(22,145)	(22,145)
Change in unrealized loss on investments	—	—	—	(716)	—	(716)
Translation adjustment	—	—	—	19	—	19

Balances, December 31, 2012	67,078,114	$7	$322,252	$(578)	$(296,942)	$24,739

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(22,145)	$(16,712)	$(37,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on licensing of intellectual property	(20,000)	—	—
Gain on sale of intellectual property	—	(23,000)	—
Gain on settlement of litigation	—	—	(10,003)
Depreciation and amortization	3,265	3,359	3,898
Stock-based compensation	2,882	6,676	5,004
Issuance of common stock for technology acquired	—	367	—
Issuance of common stock for services performed	—	—	47
Amortization of common stock warrants	270	15	—
Loss on disposal of fixed assets	(15)	9	—
Unrealized losses on investments	40	370	2,343
Provision (benefit) for doubtful accounts	554	(3)	(88)
Loss on settlement of note receivable	—	190	—
Changes in operating assets and liabilities:
Accounts receivable	(296)	(1,283)	2,769
Inventories	(2,735)	(1,398)	1,174
Deferred cost of revenues	1,406	1,704	(742)
Prepaids and other current assets	116	215	267
Other long-term assets	68	(137)	(101)
Accounts payable	112	(213)	1,089
Accrued liabilities	(886)	(712)	444
Deferred revenue	(3,668)	(5,199)	2,174
Deferred rent	(159)	(46)	(70)
Other long-term liabilities	406	(593)	621

Net cash used in operating activities	(40,785)	(36,391)	(29,069)

Cash flows from investing activities
Purchase of property and equipment	(772)	(550)	(733)
Proceeds from sales and maturities of short-term investments	17,363	13,216	29,593
Purchase of investments	(10,860)	(26,633)	(11,034)
Proceeds from licensing of intellectual property	20,000	—	—
Proceeds from sale of intellectual property	—	23,000	—
Collection of note receivable	—	3,628	824
Changes in restricted cash	65	—	—

Net cash provided by investing activities	25,796	12,661	18,650

Cash flows from financing activities
Proceeds from loans payable, net of costs	—	29,695	—
Repayments of loans payable	—	(6,238)	(3,566)
Proceeds from issuance of common stock, net of issuance costs	10,000	9,960	29,846
Proceeds from exercise of common stock options	548	831	126
Proceeds from employee stock purchase plan	684	536	229
Withholding taxes paid on vested restricted stock units	(14)	(303)	—

Net cash provided by financing activities	11,218	34,481	26,635

Net increase (decrease) in cash and cash equivalents	(3,771)	10,751	16,216
Cash and cash equivalents at beginning of year	36,520	25,769	9,553

Cash and cash equivalents at end of year	$32,749	$36,520	$25,769

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,599	$1,199	$517
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock warrants	—	868	—

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The Company’s products include the Sensei® Robotic Catheter System (the “Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed Magellan™ Robotic System for use in the vasculature and its related Magellan™ Robotic Catheter. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007. The Company received CE Mark approval for the Lynx catheter in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012.

The Company completed its initial public offering of stock (“IPO”) on November 15, 2006. The IPO consisted of 7,187,500 shares of the Company’s common stock and produced net proceeds of $78.3 million, after expenses and underwriters’ discounts and commissions. On April 7, 2008, the Company sold an additional 3,000,000 shares of its common stock, resulting in approximately $39.5 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 22, 2009, the Company sold 11,692,000 shares of its common stock, resulting in approximately $35.3 million of net proceeds, after underwriting discounts and commissions and offering expenses. On April 20, 2010, the Company sold 16,100,000 shares of its common stock, resulting in approximately $29.8 million of net proceeds, after underwriting discounts and commissions and offering expenses. On November 7, 2011, the Company sold 4,785,000 shares of its common stock in a private placement, resulting in approximately $10.0 million in net proceeds after offering expenses. On October 26, 2012, the Company sold 5,291,000 shares of its common stock in a private placement, resulting in approximately $10.0 million in net proceeds. On December 8, 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. The Company is obligated to pay interest only on the loan through June 30, 2013. Payments on the loan will be made through January 1, 2016. See Note 9.

From inception to December 31, 2012, the Company has incurred losses totaling approximately $296.9 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. While the Company expects to continue to use cash in operations, the Company believes its existing cash, cash equivalents and short-term investment balances as of December 31, 2012, the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. Over the long term, the Company will need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all. Nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing or funding arrangements do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to adopt additional cost-cutting measures, including additional reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. The Company is also subject to minimum liquidity requirements under its existing borrowing arrangements which require the Company to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. If the Company’s cash flows are less than expected, it may not be able to meet these minimum liquidity requirements and its lenders could enforce remedies under the agreements, which include demanding repayment of its loans at such time. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the Magellan Robotic System and the associated catheters as well as the sale of customer service contracts. Prior to January 1, 2011, as computer software was more than incidental to the functioning of those products, our revenue recognition policy was based on authoritative guidance regarding software revenue recognition. However, in October 2009, the Financial Accounting Standards Board issued authoritative guidance related to certain revenue arrangements that include software elements and revenue arrangements with multiple deliverables. This guidance became effective for us beginning January 1, 2011 and changes the way that we account for certain revenue arrangements that include multiple deliverables. In general, the new guidance allows certain elements to be recognized as revenue earlier than under the previous guidance. We adopted the revised guidance through prospective application, wherein all revenue arrangements entered into or materially modified after January 1, 2011 are accounted for under the revised guidance and any revenue arrangements which were entered into prior to January 1, 2011 and for which there is still unrecognized revenue will continue to be accounted for under the previous guidance. The adoption of the new guidance did not result in any change in the units of accounting.

Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Customer Service Revenue. The Company recognizes customer service revenue from the sale of product maintenance plans. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. It is common for the sale of Sensei and Magellan systems to include multiple elements which qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other non-standard terms. Generally, under multiple-element arrangements, the systems are delivered at the beginning of the arrangement along with installation and training and the related revenue is recognized at that time, while the customer service revenue associated with the product maintenance plan is recognized ratably over the service period, which is typically one year. Other elements are recognized once delivered in accordance with contract terms. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target prices and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Typically, the Company uses VSOE to allocate revenues from the sale of Sensei systems, most disposables and product maintenance plans and ESP to allocate revenues from the sale of Magellan systems as well as installation and training.

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. If a significant portion of the sales price is considered to have extended payment terms, the sales price is accounted for as not being fixed or determinable and revenue is recognized as payments become due. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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

The Company had three customers who constituted 22%, 20%, and 16%, respectively of the Company’s net accounts receivable at December 31, 2012. The Company had five customers who constituted 17%, 16%, 15%, 13% and 10%, respectively, of the Company’s net accounts receivable at December 31, 2011. One customer accounted for 14% of revenues in 2012. One customer accounted for 15% of revenues in 2011. No customer accounted for more than 10% of revenues in 2010. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2012, the Company has not experienced any significant losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan Control Catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. The Company received CE Mark approval to market its Lynx catheter in Europe in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or clearance is delayed, it could have a material adverse impact on the Company.

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

Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2012, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings. Realized gains and losses are recognized on the specific identification method.

The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary. As such, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Luna investment as of December 31, 2012 was $1,497,000. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $3,265,000, $3,359,000 and $3,898,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2012, the Company had $6.0 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

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

•	Expected Volatility. The Company’s estimate of volatility is based on the historical volatilities of its stock price.

•

Expected Term. The Company estimates the expected term based on its historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with authoritative guidance.

•

Forfeiture Rate. The Company estimates its forfeiture rate on pre-vested awards based on historical experience and revises these estimates in future periods if actual forfeitures differ from those estimates.

To the extent that future evidence regarding these variables is available and provides estimates that the Company determines are more indicative of actual trends, the Company may refine or change its approach to deriving these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future.

The Company accounts for compensation expense related to stock-based awards to non-employees in accordance with authoritative guidance and, as such, records the expense of such services based on the estimated fair value of the award using the Black-Scholes pricing model at each reporting date. The value of the award is recognized as expense ratably over the requisite service period of the award.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include, but are not limited to, payroll and other personnel expenses, prototype materials, laboratory supplies, and consulting costs.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations periods in 2013.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. Such dilutive potential shares are excluded when the effect would be to reduce a net loss per share. The Company’s dilutive potential shares, which include outstanding common stock options, warrants, estimated shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock, have not been included in the computation of diluted net loss per share for all yearly periods as the result would be anti-dilutive.

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

3.	Investments and Fair Value Measurements

Investments

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466	$31,466	$—
Corporate debt and commercial paper	6,704	—	—	6,704	—	6,704
Corporate equity securities	2,158	132	(661)	1,629	—	1,629

	$40,328	$132	$(661)	$39,799	$31,466	$8,333

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406	$31,406	$—
U.S. government agency securities	11,526	2	—	11,528	1,000	10,528
Corporate debt and commercial paper	4,864	—	(1)	4,863	2,150	2,713
Corporate equity securities	2,159	185	—	2,344	—	2,344

	$49,955	$187	$(1)	$50,141	$34,556	$15,585

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. The carrying value of the Company’s initial investment in Luna common stock as of December 31, 2012 was $1,497,000.

As of December 31, 2012, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Corporate equity securities	$1,497	$(661)
Warrants to purchase corporate equity securities	91	(103)

	$1,588	$(764)

None of the Company’s debt securities and commercial paper have contractual maturities of more than one year and no investments have been in an unrealized loss position for longer than twelve months.

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

The fair value hierarchy of our cash equivalents and short-term investments is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466
Corporate debt and commercial paper	—	6,704	—	6,704
Corporate equity securities	1,629	—	—	1,629
Warrants to purchase corporate equity securities	—	—	91	91

	$33,095	$6,704	$91	$39,890

December 31, 2011:
Money market funds	$31,406	$—	$—	$31,406
U.S. government agency securities	—	11,528	—	11,528
Corporate debt and commercial paper	—	4,863	—	4,863
Corporate equity securities	2,323	—	21	2,344
Warrants to purchase corporate equity securities	—	—	132	132

	$33,729	$16,391	$153	$50,273

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

	Investments Valued Using Level 3 Inputs for the Year Ended December 31,
	2012	2011
Balance at beginning of period	$153	$238
Total gains and losses:
Included in other expense, net	(41)	(32)
Included in accumulated other comprehensive loss	1	67
Transfers out	(22)	(120)

Balance at end of period	$91	$153

4.	Balance Sheet Components

Inventories (in thousands)

	December 31,
	2012	2011
Raw materials	$3,333	$2,943
Work in process	3,644	3,203
Finished goods	2,157	471

Inventories	$9,134	$6,617

Property and equipment, net (in thousands)

	December 31,
	2012	2011
Furniture and leasehold improvements	$11,451	$11,437
Laboratory equipment	9,985	9,334
Computer equipment and software	2,640	2,776

	24,076	23,547
Less: Accumulated depreciation and amortization	(18,036)	(15,247)

Property and equipment, net	$6,040	$8,300

Accrued liabilities (in thousands)

	December 31,
	2012	2011
Accrued salaries, commission, bonus and benefits	$1,455	$1,810
Accrued royalties	481	943
Accrued legal and other professional fees	144	895
Accrued other expenses	1,242	505

Total	$3,322	$4,153

5.	Updated Agreements with Intuitive Surgical

In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20 million licensing fee, and a stock purchase agreement to sell 5,291,000 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment though the Company has no obligations to conduct any research activities under the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular.

The Company has concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment is de minimis and therefore the $20.0 million upfront payments for the licensing of intellectual property was recognized immediately in the statement of operations. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet.

6.	Agreements with Philips

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

The Company allocated the arrangement consideration into two units of accounting based on their relative fair values; the licensing of intellectual property and the amendment of the extended joint development agreement. The two units were valued using discounted cash flows based on projections of potential income and associated costs. Based on these valuations, the Company allocated $23.0 million of the upfront payments to the sale of the intellectual property and $6.0 million to the extension of the extended joint development agreement. The $23.0 million associated with the sale of intellectual property was recognized immediately in net loss. The $6.0 million associated with the amendment of the extended joint development agreement was recognized as a reduction of research and development costs ratably as milestones were met through the end of the term of the agreement, which was October 2011, consistent with how the Company accounted for the previous funding received under the extended joint development agreement. In connection with the extended joint development agreement, the Company recognized reductions to its research and development expenses of $10,563,000 and $3,438,000 in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had received and recognized all funds related to the amended extended joint development agreement.

7.	Litigation Settlement

On January 12, 2010, the Company entered into a series of agreements with Luna Innovations Incorporated and its wholly-owned subsidiary (collectively, “Luna”) which settled the outstanding litigation between the two companies. According to the terms of the agreements, Luna issued the following to the Company:

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

The Company corroborated the conclusion indicated by the Black-Scholes model by assessing that the discount was generally consistent with the ranges noted from published restricted stock studies and comparable to discounts on restricted stock transactions completed by other companies operating in similar industries as Luna. The valuation of the shares at December 31, 2012 no longer includes this 20% discount as the original six-month restriction period has ended.

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

Warrant to Purchase Common Stock

The warrant to purchase shares of common stock was valued based on an estimate of the number of shares which will be issued over the three-year life of the warrant. The number of shares were valued utilizing the Black-Scholes option pricing model based on the stock price on the date of the agreements, expected terms ranging from three months to three years, expected volatility ranging from 53% to 75%, risk-free interest rates ranging from 0.05% to 1.5% and no expected dividends. Shares received upon exercise of warrants are not registered with the Securities and Exchange Commission and cannot be resold except pursuant to an effective registration statement under the Securities Act or an available exemption from registration. Shares received upon exercise of warrants are expected to become salable six months after the date of issuance of the shares. The value of the shares issued was reduced by a marketability discount to arrive at an estimated fair value until the end of the six month period. The total estimated fair value of the warrant was calculated at $583,000 at the date of issuance. As the warrant is a derivative instrument, it is be marked to market each reporting period with unrealized gains and losses recorded as non-operating income or expense.

Summary

Total amounts recorded in relation to the settlement of the litigation with Luna are as follows (in thousands):

Common stock	$4,420
Warrant to purchase common stock	583
Secured promissory note	5,000

$10,003

8.	Commitments and Contingencies

Operating Leases

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rent expense	$2,280	$2,231	$2,157

At December 31, 2012, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2013	2,093
2014	1,983
2015	77

Total	$4,153

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

	Years Ended December 31,
	2012	2011
Balance at beginning of period	$12	$15
Accruals for warranties issued during the period	112	148
Warranty costs incurred during the period	(115)	(151)

Balance at end of period	$9	$12

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

In September 2005, the Company entered into a cross license agreement with Intuitive Surgical. The agreement granted both the Company and Intuitive Surgical the right to use each other’s then-existing patents and related patent applications in certain fields of use. Under the terms of the agreement, Intuitive Surgical received 125,000 shares of Series B redeemable convertible preferred stock valued at $730,000. These shares were converted to common stock upon completion of the Company’s IPO. The Company also pays royalties to Intuitive Surgical on certain product sales, with an annual minimum royalty of $200,000.

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

In December 2009, the Company entered into an extended joint development agreement with Philips. The extended joint development agreement was amended in February 2011. Under the terms of the extended joint development agreement, the Company received an aggregate of $14 million from Philips to support the Company’s development of its Magellan Robotic System and Magellan Robotic Catheter (together, the “Vascular System”). The Vascular System does not include the Company’s Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded the Company’s development costs for the Vascular System based upon the achievement of development milestones. For up to six years after the initial commercial shipment of the Vascular System, the Company will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps based on the amounts Philips contributed to the development.

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

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of Hansen’s current and former directors and Hansen’s former auditor. Hansen filed an opposition to lead plaintiffs’ motion on February 11, 2013 and the matter is currently set for hearing on April 18, 2013. The Company and the named former officers intend to defend themselves vigorously against this action.

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

9.	Long-term Debt

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

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $270,000 was amortized to interest expense in the year ended December 31, 2012.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants, including a requirement to maintain a certain level of liquidity. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2012, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of December 31, 2012 are as follows (in thousands):

2013	$7,287
2014	13,520
2015	13,520
2016	2,312

Total remaining payments	36,639
Less: Amount representing interest	(6,639)

30,000
Less: Unamortized discount	(583)

29,417

Less: Current portion of long-term debt	5,156

Long-term debt, net of current portion	$24,261

The fair value of the Company’s long-term debt was estimated to be $29.9 million at December 31, 2012 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies which include significant unobservable inputs, which constitute Level 3 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

10.	Employee Benefit Plan

The Company has a 401(k) income deferral plan (the “Plan”) for employees. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan. The Company made no discretionary contributions during the years ended December 31, 2012, 2011 and 2010.

11.	Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation, as amended, currently authorizes 10,000,000 shares of $0.0001 par value redeemable convertible preferred stock (“preferred stock”). As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO.

12.	Stockholders’ Equity

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

The Company has issued certain shares of common stock under restricted stock purchase agreements. For founders and employees of the Company these agreements contained provisions for the repurchase of unvested shares by the Company at the original issuance price for individuals who terminate their employment. The repurchase rights generally lapse over approximately three to four years. At December 31, 2012, there were no unvested shares issued under restricted stock purchase agreements.

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapsed 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms were considered to be a forfeiture provision and did not result in variable accounting. In accordance with authoritative accounting guidance, the cash received from employees for exercise of unvested options was treated as a refundable deposit shown as a liability in the Company’s financial statements. Total cash received for early exercise of options was $184,000. As of December 31, 2012, there were no unvested shares outstanding.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2012, 2,724,000 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2012	6,827	$5.06
Granted	3,218	$2.69
Exercised	(333)	$1.65
Cancelled	(2,536)	$5.59

Balance at December 31, 2012	7,176	$3.97	5.12	$182

Options vested and expected to vest at December 31, 2012	6,071	$4.21	4.87	$162
Options vested at December 31, 2012	3,214	$5.74	4.00	$92

The weighted-average grant-date fair value of options granted in 2012, 2011 and 2010 was $1.31, $1.32 and $1.00 per share, respectively. The total fair value of options that vested in 2012, 2011 and 2010 was $1,479,000, $2,958,000 and $4,201,000, respectively. As of December 31, 2012, total unamortized stock-based compensation related to unvested stock options was $3,848,000, with a weighted-average remaining recognition period of 2.66 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2012, 2011 and 2010 was $91,000, $510,000 and $91,000, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2012 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$4.88	6,406	5.49	2,444	$2.41	4.61
$6.65-$12.69	239	3.24	239	$8.37	3.24
$15.25-$20.25	483	1.56	483	$19.00	1.56
$24.60-$31.20	48	1.75	48	$26.98	1.75

	7,176	5.12	3,214	$5.74	4.00

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2012	1,631	$2.17
Awarded	1,651	$2.56
Vested	(1,116)	$2.16
Cancelled	(801)	$2.40

Balance at December 31, 2012	1,365	$3.03

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2012, 2011 and 2010 was $2,410,000, $907,000 and $40,000, respectively. As of December 31, 2012, total unamortized stock-based compensation related to unvested restricted stock units was $2,157,000, with a weighted-average remaining recognition period of 1.41 years.

Stock-based Compensation Associated with Awards to Employees

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2012, 2011 and 2010 was $2,873,000, $6,676,000 and $4,955,000, respectively.

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

Expected Volatility. The expected volatility of the Company’s stock is computed based on the Company’s historic volatility.

Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Term. Under the Company’s Plans, the expected term of options granted is determined using the average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and historical exercise and vesting information used to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Expected term for options granted to non-employees is based on the contractual term of the option.

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

The estimated grant date fair values of the employee stock options and restricted stock units were calculated using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	61%-90%	60%-61%	58%-60%
Risk-free interest rate	0.5%-1.0%	0.9%-2.3%	1.3%-2.5%
Expected term (in years)	4.29-4.75	4.50-4.75	4.25-4.50
Expected dividend rate	0%	0%	0%

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

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2012, 2011 and 2010 was $9,000, $0 and $49,000, respectively. The estimated grant date fair values of the non-employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	88%-106%	66%	56%-74%
Risk-free interest rate	0.2%-0.7%	1.3%	0.2%-3.3%
Expected term (in years)	0.50-1.00	3.00	0.25-7.00
Expected dividend rate	0%	0%	0%

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	62%-110%	74%-110%	59%-67%
Risk-free interest rate	0.1%	0.1%-0.2%	0.2%
Expected term (in years)	0.50	0.50	0.50
Expected dividend rate	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$319	$805	$726
Research and development	444	1,703	1,657
Selling, general and administrative	2,119	4,168	2,621

Total	$2,882	$6,676	$5,004

Total stock-based compensation for the year ended December 31, 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for the Company’s employee stock purchase plan. This out of period correction is not material to the year ended December 31, 2012 or to prior periods.

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

13.	Income Taxes

The Company’s pre-tax loss consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(22,343)	$(16,888)	$(38,053)
Foreign	312	176	158

Pre-tax loss	$(22,031)	$(16,712)	$(37,895)

The Company’s tax provision for 2012 of $114,000 consisted of $17,000 in state taxes and $98,000 in foreign taxes. The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2012	2011	2010
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	1%	10%	3%
State tax benefit, net of federal impact	—%	(5)%	(5)%
Change in deferred tax asset valuation allowance	32%	34%	40%
General business credits	—%	(5)%	(4)%

Effective tax rate	(1)%	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$75,929	$70,306
Research and development credits	8,366	9,423
Capitalized research and development	17,151	11,669
Fixed assets	1,957	1,835
Stock-based compensation	2,200	3,701
Accruals, reserves and other	2,158	4,725
Intangibles	1,273	1,454

	109,034	103,113
Less: Valuation allowance	(109,034)	(103,113)

Net deferred tax asset	$—	$—

At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $195,089,000 and $169,022,000, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2013 through 2032 if not utilized. The net operating loss carryforwards include $1,404,000 which relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. The Company also has federal and California research and development tax credit carryforwards of $6,991,000 and $6,346,000, respectively, available to offset future taxes payable. The federal credits begin to expire in 2023, while the state credits have no expiration.

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $5,921,000, $5,700,000 and $15,333,000 during the years ended December 31, 2012, 2011 and 2010, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. As the result of the sale of 11,700,000 shares of common stock in April 2009, the sale of 16,100,000 shares of common stock in April 2010, the sale of 4,785,000 shares of common stock in November 2011 and the sale of 5,291,000 shares of common stock in October 2012, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its NOLs or certain other tax attributes.

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2012, there is $0.9 million in cumulative foreign earnings upon which U.S. income taxes have not been provided.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$1,697	$1,498	$1,053
Additions based on tax positions related to the current year	122	199	445
Additions based on tax positions related to prior years	1,539	—	—
Reduction for tax positions of prior years	—	—	—

Balance at end of period	$3,358	$1,697	$1,498

If the Company is able to eventually recognize these uncertain tax positions, a total of $2,819,000 of the unrecognized benefit would affect the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company files income tax returns in the United States, various state jurisdictions and in the countries of United Kingdom and Germany. As of December 31, 2012, the Company’s federal tax returns for the years ended December 31, 2009 through the current period and most state returns for the years ended December 31, 2008 through the current period are open to examination. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. The Company is also subject to examination in the United Kingdom and Germany for the years ended December 31, 2010 through the current period. There are no tax examinations currently in progress.

14.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Net loss	$(22,145)	$(16,712)	$(37,895)

Shares used to calculated basic and diluted net loss per share	62,472	55,362	48,881

Basic and diluted net loss per share	$(0.35)	$(0.30)	$(0.78)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

\

	December 31,
	2012	2011	2010
Stock options outstanding	7,176	6,827	7,179
Unvested restricted stock units	1,365	1,631	1,035
Estimated shares to be issued under the employee stock purchase plan	31	35	42

15.	Segment Information

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Belgium	Saudi Arabia	Other (1)	Total
2012:
Revenues	$8,197	$1,687	$119	$7,633	$17,636
Long-lived assets	6,351	—	—	267	6,618
2011:
Revenues	$10,477	$2,089	$1,816	$7,747	$22,129
Long-lived assets	8,775	—	—	262	9,037
2010:
Revenues	$10,884	$1,331	$—	$4,419	$16,634
Long-lived assets	13,198	—	—	—	13,198

(1)	No single location within other accounts for greater than 10% of revenues.

16.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2012. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
2012:
Revenues	$4,654	$3,535	$5,103	$4,344
Gross profit	732	753	1,257	868
Net income (loss)	(11,811)	(11,476)	(8,431)	9,537
Basic net income (loss) per share	(0.20)	(0.19)	(0.14)	0.15
Diluted net income (loss) per share	(0.20)	(0.19)	(0.14)	0.15

2011:
Revenues	$5,279	$5,320	$5,360	$6,170
Gross profit	817	1,375	1,082	1,644
Net income (loss)	11,677	(8,758)	(10,145)	(9,486)
Basic net income (loss) per share	0.22	(0.16)	(0.18)	(0.16)
Diluted net income (loss) per share	0.21	(0.16)	(0.18)	(0.16)

(1)	Net income and basic and diluted net income per share for the first quarter of 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(2)	Net income and basic and diluted net income per share for the fourth quarter of 2012 include the impact of the gain on licensing of intellectual property of $20.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at reasonable assurance levels as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Deloitte & Touche LLP’s report on our internal control over financial reporting is included below.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the internal control over financial reporting of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 15, 2013

ITEM 9B.	OTHER INFORMATION

On March 12, 2013, we and Plexus Services Corp. (“Plexus”) agreed to terminate the purchase agreement between us effective as of September 30, 2013. Under the purchase agreement, Plexus manufactures parts for us in quantities determined by a non-binding forecast and by purchase orders. The purchase agreement contains no minimum purchase quantities; however, we may be liable for certain components purchased by Plexus in the event that such items become obsolete or exceed demand as a result of an engineering change or demand cancellation from us. We have identified alternative sources of supply and expect to transition to one or more of these alternative sources by that date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections of our 2013 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance — 2012 Director Compensation Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections of our 2013 Proxy Statement entitled “Securities Authorized for Issuance under Equity compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our 2013 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our 2013 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2012 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 130 through 133 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Bruce J Barclay
Dated: March 15, 2013		President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/S/ BRUCE J BARCLAY Bruce J Barclay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ PETER J. MARIANI Peter J. Mariani	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2013

/S/ MICHAEL L. EAGLE Michael L. Eagle	Chairman of the Board	March 15, 2013

/S/ KEVIN HYKES Kevin Hykes	Director	March 15, 2013

/S/ CHRISTOPHER P. LOWE Christopher P. Lowe	Director	March 15, 2013

/S/ WILLIAM R. ROHN William R. Rohn	Director	March 15, 2013

/S/ STEPHEN L. NEWMAN, M.D. Stephen L. Newman, M.D.	Director	March 15, 2013

/S/ NADIM YARED Nadim Yared	Director	March 15, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives, dated November 1, 2007.

2.2(12)	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, as Stockholders’ Representatives, dated September 16, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its stockholders, dated November 10, 2005.

4.3(1)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated November 15, 2007.

10.1(4)+	Form of Indemnity Agreement for Executive Officers.

10.2(23)	Form of Amended and Restated Indemnity Agreement for certain Directors.

10.3(4)+	2002 Stock Plan.

10.4+	2006 Equity Incentive Plan, as amended December 11, 2012.

10.5.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.5.2+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.

10.6(11)+	2006 Employee Stock Purchase Plan.

10.7(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.8(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated October 21, 2002.

10.9(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.10(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.11(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.12(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.13+	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.

10.14(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.15(5)*	Joint Development Agreement by and between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

10.16(5)*	Co-Marketing Agreement by and between the Registrant and St. Jude Medical, dated April 30, 2007.

10.17(6)	Lease between the Registrant and MTV Research, LLC.

Exhibit Number	Description of Document

10.18(12)*	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.19(7)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.20(8)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.21(9)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.22(10)	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.23(10)	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.24(10)	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.25(12)	Extension of Purchase Agreement by and between the Registrant and Plexus Corp., dated August 28, 2009.

10.26(13)*	Extended Joint Development Agreement by and between Registrant and Philips Medical Systems Nederland B.V., effective as of November 15, 2009.

10.27(13)*	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.28(13)*	License Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.29(13)*	Cross License Agreement by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.30(14)	Confidential Settlement Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.31(14)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010.

10.32(14)	Secured Promissory Note by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.33(14)	Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.34(14)	Patent and Trademark Security Agreement between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.35(14)	Confidential Mutual Release between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.36(15)	Purchase Agreement by and between the Registrant and Piper Jaffray & Co., dated April 16, 2010.

10.37(16)*	Amendment No. 1 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated February 17, 2010.

10.38(16)*	Amendment No. 2 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated April 2, 2010.

10.39(16)+	Offer Letter by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

Exhibit Number	Description of Document

10.40(16)+	Retention Agreement by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.41(16)+	Non-Plan Option Agreement by and between the Registrant and Bruce J Barclay, dated June 9, 2010.

10.42(16)+	Memorandum Regarding 2010 Incentive Bonus for Frederic H. Moll, M.D., dated June 24, 2010.

10.43(16)+	Amended and Restated Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated June 28, 2010.

10.44(17)+	Forms of Restricted Stock Unit Agreements under the 2006 Equity Incentive Plan.

10.45(17)+	Waiver by Frederic H. Moll, M.D., dated October 26, 2010.

10.46(17)+	Waiver by Bruce J Barclay, dated October 26, 2010.

10.47(17)+	Waiver by Bruce J Barclay, dated December 22, 2010.

10.48(17)+	Form of Retention Agreement for executive officers.

10.49(17)+	Offer Letter, by and between the Registrant and Rita V. Jacob, executed October 29, 2010.

10.50(17)+	Employment Agreement, by and between the Registrant and Roland Peplinski, dated March 3, 2009.

10.51(17)+	Offer Letter, by and between the Registrant and Frank M. Schembri, Jr., dated March 13, 2007.

10.52(18)*	Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.53(18)*	Sublicense Agreement Between SPE and Philips by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.54(18)*	Assignment And License Agreement Between Hansen and SPE by and between the Registrant and ECL7, LLC, dated February 3, 2011.

10.55(18)*	Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.56(18)*	Amendment No. 1 to Extended Joint Development Agreement by and between the Registrant and Philips Medical Systems Nederland B.V. dated as of February 3, 2011.

10.57(18)	Patent License Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.58(18)*	Amendment No. 1 to Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.59(18)+	Amendment to the Offer Letter by and between the Registrant and Dr. Roland A. Peplinksi, dated as of April 12, 2011.

10.60(19)*	Amendment No. 3 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.61(19)	Amendment to Secured Promissory Note and Payoff Letter by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.62(19)	Termination of Security Interest in Trademarks and Patents, dated as of May 18, 2011, terminating the Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.63(19)+	Offer Letter by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

Exhibit Number	Description of Document

10.64(19)+	Non-Plan Option Agreement by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

10.65(20)+	Transition Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 29, 2011.

10.66(20)+	Consulting Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 31, 2011.

10.67(20)*	Amendment to Purchase Agreement by and between the Registrant and Plexus Corp, dated September 20, 2011.

10.68(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP.

10.69(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Jack W. Schuler.

10.70(22)	Loan and Security Agreement among Hansen Medical, Inc., Oxford Finance LLC and Silicon Valley Bank, dated as of December 8, 2011.

10.71(22)	Form of Warrant to Purchase Stock issued to the Lenders, dated as of December 8, 2011.

10.72(23)+	Offer Letter by and between the Registrant and Carolyn Bruguera, dated as of December 5, 2011.

10.73(24)+	Waiver by Bruce J Barclay, dated February 9, 2012.

10.74(24)+	Employment agreement with Joe Guido, dated as of March 19, 2012.

10.75(25)	Amendment of Stock Option Agreement for option grants to non-employee directors.

10.76	First Amendment to Cross License Agreement by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.77	Stock Purchase Agreement by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.78+	Offer Letter by and between Registrant and William Sutton, dated as of November 12, 2012.

10.79	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement

10.80	Form of Amendment to Amended and Restated Indemnity Agreement for certain Directors.

10.81	Form of Indemnity Agreement for Directors Approved November 9, 2012.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

Exhibit Number	Description of Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2010 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2010 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2011 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2011 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(23)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.
(24)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.
(25)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.