Form 10-K/A
period 2012-12-31
HANSEN MEDICAL INC
filed 2013-03-28
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission for the purposes of including information in Part III thereof.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of the directors of Hansen Medical, Inc. (the “Company”) and certain information about them as of March 15, 2013 are set forth below.

Name	Age	Director Since	Principal Occupation
Bruce J Barclay	56	2010	President, Chief Executive Officer and Director of Hansen Medical

Michael L. Eagle(1)	65	2012	Chairman of the Board of Hansen Medical, Retired Vice President of Global Manufacturing for Eli Lilly

Kevin Hykes(2)(3)(4)	47	2009	Chief Executive Officer of Cameron Health, Inc.

Christopher P. Lowe(1)(3)	45	2006	Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc.

Dr. Stephen Newman(1)(2)	62	2012	Retired Chief Operating Officer and Vice Chairman of Tenet Healthcare Corporation

William R. Rohn(3)(4)	69	2012	Retired Chief Operating Officer of Biogen Idec

Nadim Yared(2)(4)	45	2012	President and Chief Executive Officer of CVRx, Inc.

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Commercial Committee.

There is no family relationship between any of our directors or executive officers.

Bruce J Barclay, age 56, has served as our President and CEO and as a member of our Board of Directors since June 2010. Prior to joining Hansen, from 2005 to 2010, he served as President and Chief Executive Officer and was a member of the board of directors of SurModics, Inc., a provider of drug delivery and surface modification technologies to the healthcare industry and as its President and Chief Operating Officer from 2003 to 2005. Prior to joining SurModics, from 2000 to 2003, he served as President and Chief Executive Officer and was a member of the board of directors of Vascular Architects, Inc., a medical device company that developed, manufactured and sold products to treat peripheral vascular disease. Prior to Vascular Architects, he served at Guidant Corporation, most recently as an officer and Senior Vice President from 1998 to 2000. Previously, Mr. Barclay was a Vice President of Guidant’s Interventional Cardiology division. Mr. Barclay received a B.S. in Chemistry and a B.A. in Biology from Purdue University in 1980 and a J.D. from Indiana University School of Law in 1984. We believe that it is appropriate and desirable for our Chief Executive Officer to serve on our

Board of Directors. Mr. Barclay’s prior experience as a chief executive officer and senior executive of other medical device companies and his experience as our Chief Executive Officer contributed to our conclusion that he should serve as a director.

Michael L. Eagle, age 65, has served as a member of our Board of Directors since February 2012 and as the Chairman of our Board of Directors since December 2012. Mr. Eagle previously served as the Vice President of Global Manufacturing for Eli Lilly and Company from 1993 through 2001 and held a number of executive management positions with Eli Lilly and Company and its subsidiaries throughout his career there. Since retiring from Eli Lilly and Company, he has been a founding member of Barnard Life Sciences, LLC, a life sciences consulting company. Mr. Eagle is a member of the board of directors and serves on the audit committee of Cadence Pharmaceuticals, Inc., a biopharmaceutical company, and is a member of the board of directors and serves on the audit and compensation committees of Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Eagle holds a B.M.E. from Kettering University and an M.S.I.A. from Purdue University. Mr. Eagle’s more than forty years of experience in executive management and engineering, primarily focused on the manufacture of pharmaceutical products and medical devices, and his experience on the boards of other public companies contributed to our conclusion that he should serve as a director.

Kevin Hykes, age 47, has served as a member of our Board of Directors since July 2009. From March 2010 until December 2012, Mr. Hykes was the President and Chief Executive Officer at Cameron Health, Inc., an implantable defibrillator company, which was acquired by Boston Scientific Corporation in June 2012. From May 2008 to March 2010, Mr. Hykes served as the Chief Commercial Officer at Visiogen, Inc., a developer of products for cataract and refractive patients, which was acquired by Abbott Laboratories in October 2009. Previously, Mr. Hykes was employed by Medtronic, Inc, from 1992 to 2008, including as Vice President, Healthcare Systems, from December 2005 to May 2008 and as Vice President, Heart Failure Business, from May 2003 to December 2005. Mr. Hykes holds a B.A. in Business Administration from the University of Wisconsin, Madison and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Hykes’ knowledge of our industry, his experience as a senior officer of other medical device companies and his ability to provide insight into our sales and marketing strategies contributed to our conclusion that he should serve as a director.

Christopher P. Lowe, age 45, has served as a member of our Board of Directors since September 2006. Mr. Lowe has served as Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc., a drug development company, since November 2007, and has additionally served as its Chief Business Officer since January, 2011. Mr. Lowe served as Vice President, Finance and Administration of Asthmatx, Inc., a medical device company, since September 2005 and as its Chief Financial Officer from January 2006 to November 2007. Mr. Lowe served with Peninsula Pharmaceuticals, Inc., a pharmaceutical company, as Corporate Controller from June 2004 to October 2004 and Chief Accounting Officer from October 2004 until its acquisition by Johnson & Johnson in June 2005. Mr. Lowe holds a B.S. from California Polytechnic State University, San Luis Obispo and an M.B.A. from Saint Mary’s University, Texas. Mr. Lowe’s understanding of our industry, his senior management experience with companies in our industry and his ability to serve as a financial expert on our Audit Committee contributed to our conclusion that he should serve as a director.

Dr. Stephen Newman, age 62, has served as a member of our Board of Directors since July 2012. Having served in increasingly senior positions at Tenet Healthcare Corporation over the past 14 years, Dr. Newman has extensive healthcare operations experience. In his recently completed role as Vice Chairman, Dr. Newman led Tenet’s health information technology project deployment, the company’s medical staff development efforts and its quality, safety and service initiative. Prior to his appointment to Vice Chairman in January 2012, Dr. Newman served as Corporate Chief Operating Officer, Executive Vice President, for five years, where his responsibilities included strategic and operational oversight of Tenet’s 49 hospitals and 100 ambulatory and imaging centers. Before his tenure at Tenet, Dr. Newman served as President and Chief Executive Officer of HCA’s Louisville HealthCare Network, where he had operating responsibilities for three hospitals and 3,000 employees within a $500 million business. Dr. Newman serves on the board of directors of Optimer Pharmaceuticals, Inc. and is a member of its audit committee, compensation committee and nominating & corporate governance committee. Dr. Newman also currently serves on the Federal Reserve Bank of Atlanta’s Labor, Education and Healthcare Council and recently completed a five year term on the Board of Directors of the Federation of American Hospitals. Dr. Newman holds an MBA from Tulane University’s AB Freeman School of Business, an M.D. from the University of Tennessee Center for Health Sciences and a Bachelor’s degree from Rutgers University. Dr. Newman’s extensive, senior management experience in healthcare operations and his ability to provide insight into the customers of our products contributed to our conclusion that he should serve as a director.

William R. Rohn, age 69, has served as a member of our Board of Directors since March 2012. Mr. Rohn served as Chief Operating Officer of Biogen Idec, the successor company to IDEC Pharmaceuticals, a biotechnology company, from 2003 until 2005. From 1998 until 2003, Mr. Rohn was President and Chief Operating Officer of IDEC Pharmaceuticals, a biotechnology company. Mr. Rohn joined IDEC in 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in 1996. From 1985 until 1993, Mr. Rohn was employed by Adria Laboratories, a pharmaceutical company that has since been acquired by Pfizer Inc., most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is a director of Sophiris Bio Inc. and private entities. Mr. Rohn holds a Bachelor’s degree in Marketing from Michigan State University and completed graduate-level coursework in Business Administration at Indiana State University. Mr. Rohn’s knowledge of our industry and his prior and current experience as a senior officer and director of other healthcare companies contributed to our conclusion that he should serve as a director.

Nadim Yared, age 45, has served as a member of our Board of Directors since July 2012. Mr. Yared’s career in the medical device industry has spanned nearly 20 years. He currently serves as the President and Chief Executive Officer of CVRx, Inc., a privately-held medical device company developing the Rheos neo™ system, an active implantable device for the treatment of hypertension and heart failure. During his six years in this position, Mr. Yared has helped CVRx raise significant funding to develop the company’s next generation technology and conduct clinical trials. Preceding his term at CVRx, Mr. Yared served as Vice President and General Manager of Medtronic, Inc. for four years. During his tenure, he directed sales, marketing, business development, product/technology development and manufacturing of surgical medical imaging products. Until 2002, Mr. Yared held increasingly senior positions at GE Medical Systems over a period of nine years. Much of his focus during this time was medical device sales and marketing management. Mr. Yared also currently serves on the boards of the medical device industry trade group, AdvaMed, and Intio, a privately-held interventional oncology company. Mr. Yared holds an MBA from Insead in Paris France, and an engineering degree from Ecole Nationale Superieure des Telecommunications. Mr. Yared’s knowledge of our industry, his current experience as a Chief Executive Officer of a medical device company, his prior senior management experiences in the medical industry, and his ability to provide insight into our engineering, marketing and sales strategies contributed to our conclusion that he should serve as a director.

Independence of the Board of Directors

As required under the listing standards of The Nasdaq Stock Market (“Nasdaq”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board of Directors consults with our outside legal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent auditors, the Board of Directors has affirmatively determined that the following six directors who presently serve on our Board of Directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Eagle, Mr. Hykes, Mr. Lowe, Dr. Newman, Mr. Rohn and Mr. Yared. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Barclay, the Company’s Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Executive Officers

Our executive officers and their respective ages and positions as of March 26, 2013 are as follows:

Name	Age	Position
Bruce J Barclay	56	President, Chief Executive Officer and Director
Peter J. Mariani	49	Chief Financial Officer
William Sutton	49	Chief Operating Officer
Carolyn Bruguera	47	Vice President and General Counsel
Robert Cathcart	52	Senior Vice President of Global Sales
Joseph Guido	47	Vice President of Marketing and Business Development
Rita Jacob	53	Vice President of Clinical Affairs and Training
Susan Leonard	50	Vice President, Human Resources
Frank Schembri, Jr.	55	Vice President of Manufacturing

Please see “Directors” above for Mr. Barclay’s biographical information.

Peter J. Mariani joined Hansen in June 2011 as Chief Financial Officer. From December 2009 to September 2010, Mr. Mariani was Chief Financial Officer and a board member of BMW Constructors, Inc., a private industrial construction services firm. From January 2007 to January 2009, Mr. Mariani was Senior Vice President and Chief Financial Officer of Harlan Laboratories, a preclinical services company. From April 2006 to November 2006, Mr. Mariani was Vice President Finance, Integration Synergy Program Office, of Boston Scientific Corporation, following Boston Scientific’s acquisition of Guidant Corporation. From November 1994 to April 2006, Mr. Mariani held a variety of senior financial positions with Guidant Corporation, including serving as its controller and chief accounting officer from July 2002 to April 2006. Mr. Mariani began his career at Ernst & Young and served as an audit manager for a variety of public and private clients in many different industries, including healthcare. He has a Bachelor of Science degree in accounting from Indiana University and is a certified public accountant.

William Sutton joined Hansen in December 2012 as Chief Operating Officer. Mr. Sutton has over 25 years of product development and manufacturing experience in the medical technology industry. Prior to joining the Company, Mr. Sutton served in increasingly senior positions at St. Jude Medical over the past ten years, including most recently as Vice President of Research and Development of the Atrial Fibrillation (“AF”) Division since September 2006. Earlier in his tenure at St. Jude Medical, he served as Vice President of Program Management and Site Manager of the AF Division and as Director for research and development for the Cardiac Surgery Division. Prior to St. Jude Medical, Mr. Sutton held executive management positions in research and development and manufacturing at Vascular Solutions, Urologix and C.R. Bard. Mr. Sutton began his career as a development engineer in the Diagnostics Division of Abbott Labs, and holds a B.S. and M.S. in mechanical engineering from Stanford University.

Carolyn Bruguera joined Hansen in January 2012 as Vice President and General Counsel. Prior to joining Hansen, Ms. Bruguera served as Vice President and General Counsel of Micrus Endovascular Corporation, a San Jose-based medical device company focused on the development, manufacture and sale of devices for the neurovasculature, from 2005 until 2011. From March 2004 to November 2005, she was a partner with Montgomery Law Group in Menlo Park, specializing in corporate and securities law, and from 2000 to 2004 she was a partner with Thoits, Love, Hershberger & McLean in Palo Alto, which she joined as an associate in 1998. She was an associate with Venture Law Group from 1995 to 1998 and with Heller, Ehrman, White & McAuliffe from 1993-1995. Ms. Bruguera received an A.B. from Harvard University and a J.D. from the University of California, Berkeley’s Boalt Hall School of Law. She is a member of the California Bar.

Robert Cathcart joined Hansen in January 2013 as Senior Vice President of Global Sales. Prior to joining Hansen, Mr. Cathcart served as the Chief Commercial Officer of HyperBranch Medical Technology, a surgical medical device company, from October 2011 until April 2012. From April 2009 to August 2011, he served as the

President and CEO of FlowCo, Inc./3DT Holdings, a privately-held medical device company focused on interventional cardiology. From 2001 to 2009, Mr. Cathcart worked at Datascope Corporation (acquired by Maquet); where he served as the Division President and Vice President of Sales in the Cardiac Assist Division, and later the President of the Interventional Products Division. Mr. Cathcart has also led the sales functions of Promedix Inc., Bard Access Systems and MedChem Products. He began his career at Davis + Geck, where he served as a sales representative, global training manager, regional manager, and eventually area director of the endo-surgery division. Mr. Cathcart holds a Bachelor of Arts degree from DePauw University.

Joseph Guido joined Hansen in April 2012 as Vice President of Marketing & Business Development. Prior to joining Hansen, from July 2011 to November 2011, Mr. Guido served as the President of Heartstitch Medical, a medical devices company. From May 2006 to October 2010, Mr. Guido was Vice President of Sales and Marketing at Novare Surgical Systems, Inc., a privately-held medical device company that developed innovative products for minimally invasive surgery. Previous to Novare, he was the Director of Global Strategic Marketing for Abbott Vascular Devices’ vessel closure business, and Vice President of Global Marketing at Intuitive Surgical, a public medical device company specializing in surgical robotic systems. Mr. Guido has a Bachelor of Science degree in Business Administration from Villanova University and a Master’s degree in Business Administration from Pepperdine University.

Rita Jacob joined Hansen in December 2010 as Vice President of Clinical Affairs and Training. Ms. Jacob has more than 20 years of experience in training, technical support and collaboration with vascular surgeons and interventionalists. From April 2009 to December 2010, prior to joining Hansen, Ms. Jacob was Director, Clinical Affairs, Vascular Therapies for Covidien. From June 2006 to April 2009, Ms. Jacob served as Vice President, Clinical Affairs at Bacchus Vascular, Inc. Prior to joining Bacchus she helped design and manage training and clinical research of AAA (abdominal aortic aneurysm) stent grafts for Medtronic and Boston Scientific Corporation. Earlier in her career she held multiple clinical, sales and related functional positions with Guidant and ACS. Ms. Jacob has a bachelor of science degree in nursing from the University of Maryland and is a registered nurse.

Susan Leonard joined Hansen as Vice President, Human Resources in January, 2012. She has nearly 20 years of experience in human resources working and consulting for medical technology companies throughout the Bay Area. From 1998 through 2012, Ms. Leonard worked as a consultant for Susan Leonard Consulting. Ms. Leonard has also held HR management positions for numerous companies including First Medical, Inc., Guidant and ACS, and Working Assets Funding Service. Ms. Leonard has a bachelor’s degree in economics from University of California, Berkeley and an MBA from Columbia University.

Frank Schembri joined Hansen in March 2007 as Senior Director of Manufacturing in charge of all aspects of catheter and systems operations. Mr. Schembri was promoted to Vice President of Manufacturing in July 2009. From August 2006 to March 2007, Mr. Schembri served in a technical and manufacturing management position at BD Biosciences, a medical devices company. From March 1994 to August 2006, Mr. Schembri served as Director of Engineering at Siemens Medical. Mr. Schembri received a bachelor of science in engineering technology from California Polytechnic State University, San Luis Obispo, and he is a registered professional engineer in California.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all

Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that each of William Sutton and Peter Mariani filed a late Form 4 on one occasion and Larry Feinberg filed a late Form 4 on two occasions.

Code of Business Conduct and Ethics

We have adopted the Hansen Medical, Inc. Code of Business Conduct and Ethics, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at http://www.hansenmedical.com/investor-relations/corporate-governance.php. If the Company grants any waivers from, or makes any substantive amendments to, a provision of the Code of Business Conduct and Ethics, the Company will promptly disclose the nature of the amendment or waiver on our website. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this Annual Report.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee our corporate accounting and financial reporting processes, systems of internal control over financial reporting and audits of its financial statements. For this purpose, the Audit Committee performs several functions. Among other things, our Audit Committee:

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

As of December 31, 2012, the Audit Committee consisted of three directors: Mr. Lowe (Chairman), Mr. Eagle and Dr. Newman. (In February 2012, Mr. Hykes resigned from the Audit Committee and Mr. Eagle was appointed to the Audit Committee. On July 25, 2012, Dr. Newman was elected as a member of our Board of Directors and as a member of the Audit Committee. On December 11, 2012, Mr. Shapiro resigned from the Board and all committees thereof.) The Audit Committee met five times during the fiscal year ended December 31, 2012. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://www.hansenmedical.com/investor-relations/corporate-governance.php.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Nasdaq listing standards). The Board of Directors has also made a qualitative assessment of Mr. Lowe’s level of knowledge and financial experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies, and based on its assessment has determined that Mr. Lowe qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

This section discusses our executive compensation policies and arrangements as they relate to our named executive officers. The following discussion should be read together with the compensation tables and related disclosures set forth below.

Objectives of Hansen Medical’s Compensation Program

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our initial products were developed for the field of electrophysiology (EP) and first commercialized in 2007. We are now expanding our catheter-based robotics technology into the field of vascular disease. Our flexible robotics system for peripheral vascular markets received regulatory clearance for sale in Europe in October 2011 and in the United States in June 2012.

Because our success, like that of many technology companies, is significantly influenced by the quality of our workforce, our goals are to attract and retain talented employees, maintain a compensation program that will fairly compensate those individuals and reward and incent them for achieving our business objectives, and align employees’ interests with those of our stockholders.

2012 Compensation Overview

Our named executive officers’ compensation consists of a combination of base salary, short-term incentives and long-term equity compensation, in addition to broad-based employee benefit programs and severance protection. With limited exceptions, we generally do not provide perquisites to our named executive officers. Each of these compensation elements is described in greater detail below.

In determining the amount and mix of compensation elements, our Board of Directors and Compensation Committee have historically relied on their judgment and experience in a rapidly changing business environment, rather than on rigid guidelines. While this experience and judgment continued to play an important role, in preparation for making 2012 compensation decisions, our Board of Directors and Compensation Committee undertook a review of the compensation of our executive officers and compared it to comparable market data from the 2011 Radford Global Technology Survey (the Radford Survey). The compensation of our Chief Executive Officer and Chief Financial Officer was also compared to the average of the peer group described below. This analysis revealed that the total compensation levels (consisting of base salary, target short-term incentives and long-term equity incentives) of our named executive officers were around the 50th percentile of the

Radford Survey data and the average of the peer group data, with base salaries and short-term incentives below the 50th percentile of the Radford Survey data and the average of the peer group data (other than the base salary of our Chief Executive Officer, which was above the 50th percentile of the Radford Survey data and the average of the peer group data) and long-term incentives generally at or above the 50th percentile of the Radford Survey data and the peer group data.

We generally view the 50th percentile of the Radford Survey data and the average of the peer group data (with respect to our Chief Executive Officer and Chief Financial Officer) as guidelines against which to compare the compensation of our named executive officers, in order to establish a compensation program that is likely to attract and retain employees. However, we may determine a higher or lower percentile is appropriate for an employee, based on relevant factors that include the employee’s years of relevant experience and performance. We also believe that assigning a higher weighting to long-term equity incentives should help align officers’ interests with the long-term interests of our stockholders. However, although our Board of Directors and Compensation Committee believe it is useful to review comparative data as a reference point, they do not set compensation at a specific benchmark. In addition, we have no formal policies or guidelines for allocating compensation between short- and long-term incentives or cash and non-cash compensation, although we have typically relied more heavily on long-term, equity-based incentives to motivate, incentivize and retain our executive officers.

During 2012, we achieved a number of significant milestones that helped position us for future success:

•	Our MagellanTM Robotic System received US FDA Clearance in June 2012; we also received clearance for our Magellan Robotic System in Australia and Canada in 2012;

•	We sold our first Magellan System in the United States and the first clinical cases were performed in the United States;

•	We sold a record 2,807 catheters;

•	We estimated a record 2,688 procedures were performed, an increase of 8% from 2011; the fourth quarter of our 2012 fiscal year was our sixth consecutive quarter of procedure growth;

•	We launched our Artisan ExtendTM Catheter product and Sensei 4.1 software upgrade for our EP business;

•

We demonstrated the clinical value of intravascular robotics with multiple publications and presentations by physicians, as well as through the performance of four live cases and clinical cases reflecting broad utility at multiple sites;

•	A publication was issued with data from over 1,700 patients with atrial fibrillation who were treated with our Sensei® System;

•	We lowered product costs through improved design and drove productivity gains through implementing Lean manufacturing initiatives;

•	We reduced operating expenses by $11.9 million, a 22% reduction compared to 2011 (excluding the $10.5 million impact of funded R&D credits we received in 2011);

•	We expanded our medical robotics intellectual property portfolio through the issuance of 15 new US patents, resulting in over 250 issued and pending patents worldwide;

•	We raised $30 million through a licensing and equity transaction with Intuitive Surgical, $20 million of which was non-dilutive to our stockholders; and

•	We strengthened our leadership team.

Many of the achievements described above led to vesting of performance-contingent restricted stock units (or PSUs), which we granted to our named executive officers in lieu of a short-term cash incentive program.

While we were disappointed that these accomplishments did not result in stock price appreciation, since short-term incentives were provided in the form of PSUs, our named executive officers realized less value upon vesting of the PSUs.

Role of Board, Compensation Committee and Chief Executive Officer

The Compensation Committee of our Board of Directors administers and oversees our compensation policies, plans and programs. It reviews and makes recommendations to our Board of Directors regarding the compensation of our Chief Executive Officer and the compensation of our non-employee directors, and it reviews and approves the compensation of our other executive officers.

During their respective deliberations and in reaching decisions relative to compensation matters, our Board of Directors and Compensation Committee consider such matters as they deem appropriate, including our financial and operating performance, the specific achievements of our executive officers, the alignment of interests between our executive officers and our stockholders, the performance of our common stock and our ability to attract and retain qualified individuals. For executive compensation decisions, including decisions relating to the grant of equity awards, the Compensation Committee typically considers the recommendations of our Chief Executive Officer as manager of our executive team, and our Chief Executive Officer generally participates in the Compensation Committee’s deliberations about executive compensation matters. Our Chief Executive Officer does not participate, and is not present, in the deliberation or determination of his own compensation.

Role of Compensation Consultant

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. The Compensation Committee did not utilize the services of any outside advisors in making decisions about fiscal-year 2012 compensation.

Use of Peer Group and Comparative Data

As part of the 2012 compensation process, our Board of Directors and Compensation Committee, with input from our Chief Executive Officer, established a peer group that it used in evaluating compensation for our Chief Executive Officer and Chief Financial Officer. The Compensation Committee did not use peer group data with respect to our other named executive officers because it found that the publicly available information for these companies did not include sufficient comparable data with respect to the officers’ specific positions. The companies selected were publicly traded, medical technology companies with revenues of less than $250 million, market capitalization of less than $300 million, and were not profitable or had only recently achieved profitability. Seven of the eight peer companies reported revenues ranging from $3.75 million to $127.3 million. One company, Accuray, reported revenues of $222 million, which while significantly larger than Hansen’s revenues at the time the peer group was created, was included due to similarities with Hansen’s product profile including price point, complexity and a capital sales process with recurring revenue. The peer group companies include:

Stereotaxis	Cardica

Spectranetics	Accuray

Atricure	LeMaitre

Cryolife	Synovis

Our Compensation Committee also reviewed compensation data provided by the Radford Survey for companies in the medical device industry in evaluating annual base salaries and target short-term incentives for all executive officers. This data was also used in evaluating long-term equity incentives for our executive officers other than our Chief Executive Officer and our Chief Financial Officer, with respect to whom our Compensation Committee instead reviewed all companies in the Radford Survey with annual revenues of $50-$100 million. The Compensation Committee felt that this revenue range was appropriate because many of the companies with revenues of $0-$50 million (closer in range to Hansen’s revenues) had either no revenue or had yet to commercialize a product. The Compensation Committee made the decision to use a different sampling within the Radford Survey data for these two officers because it felt the equity compensation levels in the original group were high and did not correlate with data from the peer group.

Stockholder Advisory Vote on Executive Compensation

More than 92% of the shares voted at our June 2011 annual meeting of stockholders were in favor of the compensation of our named executive officers. In light of strong stockholder support, our Compensation Committee concluded no changes were necessary to the structure of our named executive officers’ compensation programs. The Compensation Committee believes the results of the advisory vote confirmed its view that our compensation programs were appropriate for our company. In addition, as we evaluated our compensation practices throughout fiscal year 2012, we were mindful of the strong support our shareholders expressed for our compensation practices and policies. As a result, our Compensation Committee decided to retain our general approach to executive compensation.

Compensation Elements

Base Salary. The base salaries paid to our executive officers are designed to attract and retain a high quality, stable management team by providing a base level of compensation that generally is not subject to performance risk. Our named executive officers’ base salaries reflect the scope of their responsibilities, taking into account competitive market compensation paid by other medical device companies for similar positions, and are adjusted as necessary to recruit or retain specific individuals for certain positions. We generally review the base salaries of our named executive officers in December of each fiscal year in connection with a review of their performance, with any increase effective as of January 1 of the following year.

The only named executive officer to receive a 2012 base salary increase was Mr. Mariani, whose performance and salary was reviewed off-cycle on his first anniversary date in June 2012. At Mr. Barclay’s recommendation, our Compensation Committee approved an increase in Mr. Mariani’s salary from $270,000 to $283,500. While the size of the increase recommended by Mr. Barclay and approved by the Compensation Committee was determined by each in their discretion, our Chief Executive Officer and Compensation Committee took into consideration their assessment that Mr. Mariani’s performance had been strong and the fact that his base salary was below the 50th percentile of the Radford Survey data and below the average of the peer group. Mr. Barclay did not receive a base salary increase for 2012, as his base salary was already above the average of the peer group and the 50th percentile of the Radford Survey data, and our Board of Directors felt it was compensating him appropriately with respect to that element of his total compensation.

Mr. Guido and Ms. Bruguera each joined the Company in 2012. Their initial base salaries were the product of negotiation at the time they were hired, and ultimately determined at the discretion of the Compensation Committee, taking into account the Radford Survey data, competitive market information provided by executive recruiters and the relative base salaries of our other executive officers.

Annual Incentive Compensation. Our annual incentive compensation program is designed to reward our management team for achieving, or achieving progress toward, discrete goals with a time horizon of one year or less. For sales employees, our commission plan (as further described below) provides cash-based incentives that reward employees in direct proportion to the volume and value of goods, products and services sold.

As we did in fiscal years 2010 and 2011, to conserve cash we did not implement a cash bonus program for 2012 for our executive officers (other than the one-time cash bonus opportunity for Mr. Guido, as described below as part of his new hire negotiation, and with respect to our sales employees). As he did in 2010 and 2011, Mr. Barclay again agreed in 2012 to forego the annual cash bonus opportunity for which he is eligible.

2012 PSU Program

In lieu of a cash bonus program, in January 2012, our Board of Directors granted to Mr. Mariani, Ms. Bruguera and Dr. Peplinski, and in February 2012, our Board of Directors granted to Mr. Barclay, and in March 2012, our Compensation Committee granted to Mr. Guido, PSUs as described below. The size of the PSU award was intended to approximate the target cash bonus opportunity each officer might have otherwise been eligible to receive, using an assumed stock price of $3.00 per share of our stock, which approximated the fair market value of our stock at the time the PSU awards were granted.

The table below shows each named executive officer’s target bonus as a percentage of base salary, the number of PSUs granted to that officer and the number of PSUs that ultimately vested. Historically, Dr. Peplinski has not participated in the PSU program, as he has had other short-term incentive programs consisting primarily of sales commissions, as described below. However, in 2012, given Dr. Peplinski’s important, cross-functional role in launching our Magellan Robotic System, the Compensation Committee, at its discretion, granted Dr. Peplinksi a PSU award equal to approximately 50% of the size of the awards granted to other executive officers (excluding our Chief Executive Officer).

Executive	Target Bonus Opportunity as a Percentage of Base Salary	Number of PSUs Granted		Number of PSUs That Vested
Mr. Barclay	45%	70,050		42,801
Mr. Mariani	35%	30,038		20,148
Ms. Bruguera	30%	24,000		16,518
Mr. Guido	30%	17,250	(*)	10,708
Dr. Peplinksi	N/A	12,500		0

*	The size of Mr. Guido’s award was prorated to reflect the commencement of his employment with the Company in April 2012.

Our review of the Radford Survey data (and, in the case of Messrs. Barclay and Mariani, the peer group data) indicated that the target bonus opportunities offered to our executive officers were below the 50th percentile of the Radford Survey data and the average of the peer group data, in some cases considerably so. Accordingly, in December 2011, our Compensation Committee increased the target bonus percentage for all executive officers other than our Chief Executive Officer from 25% to 30% of base salary to bring their short-term target incentive compensation closer to, but still below, the 50th percentile of the Radford Survey data (and, with respect to Mr. Mariani, below the average of the peer group data). In addition, in June 2012, following his anniversary date and the annual review of his performance, our Compensation Committee increased Mr. Mariani’s target bonus percentage further, from 30% to 35% of his base salary, due to his strong performance and to bring his target short-term incentives closer to, but still below, the average of the peer group data. In connection with this increase, our Compensation Committee granted him an additional PSU award for 2012 to reflect the increase, converting the incremental cash bonus potential to a PSU using a stock price of $3.00, the price used to calculate PSUs under this program for all other named officers during 2012. The number of PSUs granted to Mr. Mariani reflects the total of these two awards.

The PSUs granted to our Chief Executive Officer were subject to vesting based on the achievement of eleven weighted company-wide performance goals for 2012, which our Board of Directors approved in January 2012 and which are described below. Seventy-five percent of the PSUs granted to our other named executive officers were subject to vesting based on the achievement of these same company-wide goals, while the remaining twenty-five percent were subject to vesting based on the achievement of each of their respective departmental goals, which our Board of Directors approved in January 2012 and which are described below.

Corporate Goals

The company-wide performance goals included five objectives related to our vascular business, three related to our EP business and three operational goals. These goals applied to all of our named executive officers’ PSUs:

Vascular Business	Weighting	Over- achieved	Achieved at Target	Partially Achieved	Not Achieved
1. 510(k) clearance in the United States by June 30	10%		✓
2. Specified number of system shipments in the United States by December 31	15%			✓
3. Specified number of systems shipments in Europe by December 31	10%			✓
4. First Sale of 6F Small Vessel Catheter by September 30	10%				✓
5. Initiate specified number of clinical or pre-clinical studies	5%	✓
EP Business
6. Achieve US and EMEA Sales Metrics (systems, procedures and catheters) by December 31	20%			✓
7. Regulatory clearance of new EP Catheter in major market by April 30	5%			✓
8. Submission of specified number of new data publications by December 31	5%	✓
Operational Goals
9. Achieve target revenues by December 31	10%				✓
10. Achieve target gross margin by December 31	5%			✓
11. Achieve target cash balance as of December 31	5%	✓

Goal Achievement

While we hoped to achieve all of the goals described above, they were intended to be stretch goals that drive value for us, requiring cross-functional support from throughout the Company. Where certain goals were not achieved for reasons considered beyond the reasonable control of the Company, or where significant progress had been achieved, on a limited basis, our Board of Directors and Compensation Committee exercised discretion to grant credit for progress made where it deemed it appropriate to do so. For example, a portion of the PSUs granted to our named executive officers were subject to vesting based on systems revenue for both the Magellan System and the Company’s Sensei X System. The Company did not achieve these revenue targets, which we believe is primarily a result of slower-than-expected systems sales from its EMEA unit as a result of the economic downturn in the region and longer-than-anticipated capital selling cycles in the United States. In addition, our Board of Directors and Compensation Committee awarded additional credit for certain milestones where the Company exceeded its target.

In February 2013, our Board of Directors and Compensation Committee made the following determinations:

•	Goals #1, #5, #8 and #11 were achieved.

•

Partial credit was granted towards goals #2 (7.5%), #3 (2%) and #6 (13.6%) in light of the fact that significant progress was made toward building a strong pipeline of system sales in difficult economic environments in markets in which the Company competes.

•

Partial credit (3%) was granted with respect to goal #7 as we received clearance for the Artisan Extend catheter shortly after the April 30 target date, and the commercial launch of this product was highly successful.

•

Partial credit (2.5%) was also granted with respect to goal #10 due to the significant achievements the Company made in catheter cost improvements through the implementation of Lean manufacturing techniques and product redesign and the fact that the goal was missed by only a small amount.

•

An additional 1% credit was granted for goal #5 and an additional 1.5% credit was granted for goal #8 due to the significant activity related to the generation of clinical and pre-clinical studies and data submissions.

•	An additional 2% credit was granted for goal #6 in recognition of the fact that the Company recorded record procedure volume and catheter sales for the year.

•	An additional 3% credit was granted for goal #11 as the Company’s year-end cash balance far exceeded the target balance due to the transaction the Company completed with Intuitive Surgical.

•	Goals #4 and #9 were not achieved.

As a result, 61.1% of the PSUs related to the achievement of company-wide goals became vested. The remaining 38.9% of these PSUs did not vest and were forfeited.

Departmental Goals

Twenty-five percent of the PSUs granted to each of Messrs. Mariani and Guido, Ms. Bruguera and Dr. Peplinski were subject to vesting based on achievement of departmental milestones related to their functional areas of responsibility. These departmental goals are described below.

Finance and Information Technology (Mr. Mariani)

Mr. Mariani’s departmental goals related to corporate-wide business process optimization including the Lean manufacturing efforts (37.5% weighting); implementing improved processes and systems for financial reporting and internal management (25% weighting); and establishing an IT strategic plan and maintaining critical system readiness with respect to our network and application support functions (37.5% weighting). Our Compensation Committee granted 35% credit with respect to the first goal, 20% credit with respect to the second goal, and 30% with respect to the third goal, for a total of 85% achievement.

Legal Affairs (Ms. Bruguera)

Ms. Bruguera’s departmental goals related to supporting our worldwide commercial sales efforts (30% weighting); supporting compliance requirements and training (20% weighting); supporting, preparing and executing contracts and agreements (30% weighting); and continuing to expand our IP portfolio (20% weighting). Our Compensation Committee determined that the first two goals were achieved, and granted 25% credit with respect to the third goal in light of the large number of contracts and agreements executed during the year and 17% credit with respect to the fourth goal in light of the number of new patents that were issued during the year, for a total of 92% achievement.

Marketing and Business Development (Mr. Guido)

Mr. Guido’s departmental goals related to global market development and lead generation (50% weighting); new catheter product launches and new system products or releases (20% weighting); executing the worldwide campaign of our vascular product (10% weighting); executing a worldwide rebranding campaign for our Sensei product (5% weighting); and completing the vascular 2.0 specification for system and vascular catheter roadmap (15% weighting). Our Compensation Committee determined that the first goal was achieved and granted 10%

credit with respect to the second goal in light of the launch of our Artisan Extend catheter. In addition, our Compensation Committee granted 5% credit with respect to the third goal due to the initial US launch of our Magellan System, for a total of 65% achievement. Our Compensation Committee determined that the remaining goals were not achieved.

EMEA (Dr. Peplinski)

Dr. Peplinski’s departmental goals related to meeting sales targets for systems and catheters (80% weighting); completing a specified number of clinical EP cases in the Middle East region (10% weighting); and regulatory approval and expansion with respect to our Magellan product into the Middle East, Australia, and New Zealand markets (10% weighting). Dr. Peplinski forfeited all of his PSUs upon the termination of his service with us prior to the date when the vesting determinations were made.

Commissions

During 2012, our sales employees, including Dr. Peplinski, were eligible to earn cash commissions. Following the resignation of our Vice President, US Sales in August 2012, Mr. Guido assumed such role in an interim capacity and became eligible to earn cash commissions for the remainder of the third quarter and for all of the fourth quarter of our 2012 fiscal year. Our products have differing regulatory and clinical indications inside and outside of the United States, and accordingly commission opportunities reflect the different environments in which our sales employees operate.

Dr. Peplinksi’s 2012 commission opportunity was based on non-US sales of our products. His commission opportunity with respect to our Sensei X System was 0.5% of non-US orders up to a specified 2012 base revenue target and up to 3% of 2012 non-US orders above target. His commission opportunity with respect to our Magellan System was 1% of non-US orders up to a specified 2012 base revenue target and up to 4% of non-US orders above such target. Base revenue is defined as all systems and new service contracts which are booked and shipped in his territory.

Mr. Guido’s commission opportunity was based on US sales of our Sensei X and Magellan Systems. His commission opportunity with respect to our Sensei X System was 0.75% of US orders up to a specified 2012 base revenue target and 1.5% of 2012 US orders above such target. His commission opportunity with respect to our Magellan System was 1.25% of US orders up to a specified 2012 base revenue target and 2% of US orders above such target. Base revenue is defined as all systems and new service contracts which are booked and shipped in his territory.

Dr. Peplinski and Mr. Guido were also eligible for commissions based on sales of our disposable catheters used with our Sensei X System and with our Magellan Systems. Their commission opportunity was 1% of base revenue with respect to Sensei X System catheters and 2% of base revenue with respect to Magellan System catheters, in each case within their respective territory. Base revenue is defined as all catheters, drapes, accessory kits, and caddies booked and shipped in the month in the officer’s territory.

The commission opportunities for Dr. Peplinski and Mr. Guido are included in the 2012 Grants of Plan-Based Awards Table. The actual commissions earned by Dr. Peplinksi and Mr. Guido pursuant to these arrangements are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Other Short-Term Incentives

As part of his new hire agreement, Mr. Guido was also eligible for a one-time, incentive cash bonus of $25,000 contingent upon his achievement on or before December 31, 2012, of the following marketing-related goals associated with his transition into the Company:

•	Completing a specified number of trips within and outside the United States to support our sales activities and teams;

•	Scheduling and maintaining a regular communication schedule with our sales team and other senior executives to discuss sales and marketing needs and progress against sales targets;

•	Finalizing our corporate branding strategy and a clinical marketing plan for our Sensei X product; and

•	Filling certain open personnel positions.

No weightings were assigned to these goals. Mr. Guido successfully completed 100% of these goals and earned the entire bonus.

Long-Term Equity-Based Incentive Awards

Our long-term equity compensation consists of stock option and restricted stock units. Stock options give our executive officers a continuing stake in our long-term success by allowing them to participate in the appreciation of our stockholder value while accepting personal accountability for business setbacks. Because the exercise price of our stock options is equal to the fair market value of our common stock on the date of grant, the option grant will provide a return only if our common stock appreciates over the option term. Additionally, stock options provide a means of recruiting key executives and enhancing the retention of those executives, inasmuch as they are subject to vesting over an extended period of time. In addition, to help mitigate the impact of fluctuating stock prices on recruitment and retention, in 2007 we began offering RSUs to our named executive officers in addition to stock options. RSUs provide the right to receive a specified number of shares of our common stock at no cost to the employee provided the employee remains employed by us when the RSUs vest. As a result, RSUs retain some value even if our stock price declines or does not appreciate significantly and help reduce dilution as typically the number of shares subject to an RSU award is smaller than the number of shares subject to an option.

Each employee typically receives an initial stock option grant at commencement of employment, and retention grants are generally considered on an annual basis. Initial stock option awards to newly hired employees are generally granted effective on the last trading day of the calendar month in which an employee commences employment with us (or, if later, the last trading day of the calendar month in which our Board of Directors or our Compensation Committee approves the grant). Twenty-five percent of the shares subject to such initial option vests on the first anniversary of the date of hire and thereafter 1/48th vests on a monthly basis over the next three years of service. Retention awards typically vest monthly (in the case of options) or quarterly (in the case of RSUs) over four years from the date of grant. The resulting overlapping vesting schedules from these awards, together with the number of shares subject to each award, help ensure a meaningful incentive to remain in our employ and to enhance stockholder value over time.

The size of the initial stock option grant is typically based in part on competitive conditions applicable to the individual’s position and is designed to offer executives a percentage ownership in the company as a whole. These ranges are recommended by management, based in part on the Radford Survey data, and are approved by our Compensation Committee. When establishing the size of the initial stock option grants to our named executive officers and subsequent awards, our Board of Directors and Compensation Committee consider the size of awards held by our other officers, the individual’s performance, potential for future retention, responsibility and promotion, competitive compensation data from the Radford Survey and the peer group, level of contribution, industry experience, and other factors they deem relevant. The relative weight given to these factors varies among individuals at the discretion of the Board of Directors and Compensation Committee.

2012 New Hire Equity Awards

In connection with the commencement of their employment, we granted Ms. Bruguera an option to purchase 200,000 shares of our common stock and Mr. Guido an option to purchase 250,000 shares of our common stock. In both cases, these grants were the product of negotiations at the time that they were hired and ultimately determined at the discretion of the Compensation Committee, taking into account their total compensation packages, historical new-hire equity awards granted to other officers, the relative size of equity awards held by our other executive officers, and the Radford Survey data.

2012 Retention Equity Awards

Our other named executive officers each received an annual retention equity award in the first quarter of 2012, with the exception of Mr. Mariani whose option was granted in connection with his anniversary date. Mr. Barclay was granted an option to purchase 330,000 shares of our common stock, Mr. Mariani was granted an option to purchase 150,000 shares of our common stock, and Dr. Peplinski was granted an option to purchase 105,000 shares of our common stock. The size of each award was determined at the discretion of the Board of Directors and Compensation Committee, after considering historical ongoing equity awards granted to our officers and the percentage ownership of the Company as a whole of each officer, as well as Radford Survey data and, with respect to Messrs. Barclay and Mariani, peer group data with respect to similar retention awards.

In October 2012, our Board of Directors and Compensation Committee approved special retention stock option grants for Messrs. Barclay, Mariani and Guido and Ms. Bruguera. These awards were granted to stabilize the executive team during a critical juncture in the Company’s business with the commercialization of the Magellan System. As such, the options have a shorter vesting schedule, with 50% vesting 12 months from the approval date and the remaining 50% vesting 24 months from the approval date. The size of each grant was determined at the discretion of the Board of Directors and our Compensation Committee, considering the performance of each officer and their relative impact on the business. Our Board of Directors granted Mr. Barclay an option to purchase 200,000 shares of our common stock and, upon Mr. Barclay’s recommendation, our Compensation Committee granted Messrs. Mariani and Guido each an option to purchase 125,000 shares of our common stock and Ms. Bruguera an option to purchase 75,000 shares of our common stock.

Chief Executive Officer Performance Option

In connection with the commencement of his employment with us in 2010, Mr. Barclay was granted, as part of his total compensation, an option to purchase 200,000 shares of our common stock, which was reported in the Summary Compensation Table and Grant of Plan-Based Awards Table in our 2011 Proxy Statement. A total of 120,000 of these option shares were subject to vesting upon achievement of goals with respect to our 2011 fiscal year, with 40,000 option shares vesting upon each of the following:

•

Achieving a CE Mark with respect to our vascular product and the first sale of the vascular product to an end user outside the United States by March 31, 2011 (which deadline was extended by our Board of Directors to September 30, 2011, in light of refinements to the development schedule for our vascular product);

•

Closing the first three sales of our vascular product to an end user in the United States by June 30, 2011 (which deadline was extended by our Board of Directors to December 31, 2011, in light of refinements to the development schedule for our vascular product); and

•	Achieving the Company’s bookings, revenue and net income goals for our 2011 fiscal year.

Although none of these goals was fully achieved, given the substantial progress made toward each of these important goals, in February 2012 our Board of Directors determined to vest 80,000 option shares.

Severance Benefits

Our named executive officers are eligible for severance and vesting acceleration benefits pursuant to retention agreements. We believe that severance protection is necessary to attract officers to us, important for the retention of these officers and within the range offered to officers in similar positions at comparable companies. In particular, these arrangements are intended to mitigate some of the risks that exist for executives working at a smaller public company and therefore help attract and retain qualified executives who could have other job alternatives at companies that appear less risky to them.

A summary of the material terms of the severance arrangements with our named executive officers, together with a quantification of the benefits under these arrangements, may be found in the section of this Annual Report entitled “Potential Payments Upon Termination or Change in Control.”

In addition, pursuant to our 2006 Equity Incentive Plan, all of our employees’ equity awards (other than the PSUs granted in lieu of any 2012 cash bonus opportunity) will fully vest if they are not continued or replaced by an acquirer in connection with a change in control. We believe this protection is appropriate in order to keep our executives and employees focused on our business rather than on the potential risks they may perceive if we are acquired. At the same time, this provision allows an acquirer to maintain the incentive and retention value inherent in our equity awards by continuing them after a change in control.

In connection with the termination of Dr. Peplinski’s employment on December 31, 2012, we paid him, in a lump sum, €105,000 pursuant to a court-approved settlement of his claims for compensation related to his employment agreement and retention agreement and under German law.

Other Benefits and Perquisites

Except as necessary to attract, retain or incentivize specific individuals, we generally do not provide perquisites or other benefits to our named executive officers other than those available to employees generally. In recruiting Mr. Mariani in 2011, we offered him a housing and relocation allowance of $8,333 per month for one year to mitigate the impact of higher housing costs in the San Francisco Bay Area. This housing assistance terminated on July 31, 2012.

We also paid Dr. Peplinski a monthly car allowance to defray the cost of travel that is a part of his job.

Stock Ownership Guidelines

We do not have stock ownership guidelines for our executive officers because we believe that specific requirements would be unnecessarily rigid. However, we continue to evaluate the usefulness and appropriateness of such guidelines from time to time.

Financial Restatement

Our Compensation Committee has not adopted a policy on whether or not we will make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our Compensation Committee believes that this issue is best addressed if and when a need actually arises, when all of the facts regarding any such restatement are known. After the 2009 restatement of our financial statements, our Compensation Committee reviewed the causes and results of the restatement and determined that it did not warrant seeking to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others).

Tax and Accounting Effects

We consider the impact of federal tax laws in developing and implementing our compensation programs, including Section 162(m) of the Internal Revenue Code, which places a limit of $1 million per person on the amount of compensation that we may deduct in any one year with respect to each of our named executive officers other than our Chief Financial Officer. To maintain flexibility in compensating officers in a manner designed to promote varying corporate and governance goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Although tax deductions for some amounts that we pay to our named executive officers as compensation will be limited by Section 162(m), that limitation does not result in the current payment of increased federal income taxes by us due to our significant net operating loss carry-forwards. Our Board of Directors and Compensation Committee have and may continue to approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under Section 162(m) if it determines that such action is appropriate and in our best interests. In addition, although we have not typically tailored our executive compensation program to achieve particular accounting results, we do consider the impact of accounting treatment when we make compensation decisions.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2012, the Compensation Committee consisted of Mr. Rohn (Chairman), Mr. Hykes and Mr. Lowe, none of whom is a present or former officer or employee of the Company. (In February 2012, Mr. Mandato resigned from the Board and the Compensation Committee and Mr. Hykes was appointed as a member of the Compensation Committee. In March, 2012, Mr. Rohn was appointed as a member and as the Chairman of the Compensation Committee. In December 2012, Dr. Hirsch resigned from the Board and the Compensation Committee.) None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. We have had a Compensation Committee for eight and a half years. Prior to establishing the Compensation Committee, our full Board of Directors made decisions relating to compensation of our executive officers.

Compensation Committee Report1

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) contained in this Annual Report with management. Based on our Compensation Committee’s review of, and the discussions with management with respect to, the CD&A, our Compensation Committee on March 18, 2013 recommended to the Board of Directors that the CD&A be included in the Company’s proxy statement and Form 10-K/A for its fiscal year ended December 31, 2012.

COMPENSATION COMMITTEE

William Rohn, Chairman
Chris Lowe
Kevin Hykes

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Summary Compensation Table

The following summary compensation table shows, for the fiscal years ended December 31, 2010, December 31, 2011 and December 31, 2012, information regarding the compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other executive officers. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Option Awards ($)(6)	Stock Awards ($)(6)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Mr. Bruce J Barclay	2012	$467,000		$841,673	$198,592	(7)	—		—		$1,507,265
President & Chief	2011	$458,500		$79,503	$159,767		—		$169,587		$867,357
Executive Officer	2010	$252,273	(5)	$1,763,750	$176,833		—		$123,820		$2,316,676
Mr. Peter Mariani	2012	$277,200		$382,842	$68,398	(7)	—		$45,833	(10)	$774,273
Chief Financial Officer	2011	$144,205	(5)	$538,508	$53,628		—		$54,167		$790,508
Ms. Carolyn Bruguera(1)	2012	$240,000		$444,328	$56,160	(7)	—		—		$740,488
Vice President & General Counsel
Mr. Joseph Guido(2)	2012	$172,500	(5)	$688,502	$39,201	(7)	$45,128	(8)	—		$945,331
Vice President, Marketing & Business Development
Dr. Roland Peplinski(3)(4)	2012	$239,029		$177,228	$29,250	(7)	$48,012	(9)	$165,762	(11)	$659,281
Former General Manager,	2011	$236,187		—	$27,334		$53,557		$23,488		$340,566
EMEA, AP & Canada	2010	$228,338		$158,388	—		$111,163		$23,841		$521,730

(1)	Ms. Bruguera’s employment with us began on January 2, 2012.
(2)	Mr. Guido’s employment with us began on April 2, 2012.
(3)	Dr. Peplinski’s employment with us terminated on December 31, 2012.
(4)	Dr. Peplinski’s compensation has been converted from Euros to US dollars based on the average exchange rate for the year, except with respect to the severance amount described under “All Other Compensation,” which was converted from Euros to US dollars based on the average exchange rate for January 2013.
(5)	Amount reflects prorated salary for the applicable fiscal year in which the officer joined the Company.
(6)	The amounts in this column represent the aggregate grant date fair value of option awards or stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on March 15, 2013 for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions.
(7)	Amount reflects the probable achievement of milestones applicable to performance-contingent restricted stock units (PSUs) granted to the officers. The maximum grant date fair value of these awards, assuming all of the milestones had been achieved, was $264,789 for Mr. Barclay, $91,197 for Mr. Mariani, $74,880 for Ms. Bruguera, $52,268 for Mr. Guido and $39,000 for Dr. Peplinski.
(8)	Represents $20,128 in commissions pursuant to our sales commission plan and $25,000 pursuant to a cash bonus earned with respect to our 2012 fiscal year, as described in greater detail in “Compensation Discussion and Analysis.”
(9)	Represents commissions pursuant to our sales commission plan.
(10)	Represents housing and relocation allowance.
(11)	Represents $23,771 in car allowance, and a lump-sum payment of $141,992 paid pursuant to a court-approved settlement in connection with the termination of Dr. Peplinski’s employment.

2012 Grants of Plan-Based Awards

The following table sets forth certain information regarding each plan-based award granted to our named executive officers during the fiscal year ended December 31, 2012.

Except as otherwise indicated in the footnotes below, all of the following awards were made under our 2006 Equity Incentive Plan.

For a description of the acceleration of vesting provisions applicable to the stock options and stock units granted to our named executive officers, see the section of Annual Report entitled “Potential Payments Upon Termination or Change in Control.”

Name	Grant Date	Date of Board or Compensation Committee Approval		Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(17)
						Threshold (#)	Target (#)(10)
Mr. Barclay	2/9/12					3,502	70,050				$198,592	(18)
Mr. Barclay	2/27/12	2/9/12	(1)					330,000	(11)	$3.35	$557,001
Mr. Barclay	11/12/12	10/17/12	(1)					200,000	(12)	$2.18	$284,672
Mr. Mariani	1/31/12					338	27,000				$63,180	(18)
Mr. Mariani	6/5/12					38	3,038				$5,218	(18)
Mr. Mariani	6/7/12	6/5/12	(1)					150,000	(13)	$2.12	$204,922
Mr. Mariani	11/12/12	10/17/12	(1)					125,000	(12)	$2.18	$177,920
Ms. Bruguera	1/31/12					600	24,000				$56,160	(18)
Ms. Bruguera	2/27/12	2/9/12	(1)					200,000	(14)	$3.35	$337,576
Ms. Bruguera	11/12/12	10/17/12	(1)					75,000	(12)	$2.18	$106,752
Mr. Guido	4/2/12	3/21/12	(2)			216	17,250				$39,201	(18)
Mr. Guido	4/30/12	3/21/12	(2)					250,000	(15)	$3.16	$510,581
Mr. Guido	11/12/12	10/17/12	(1)					125,000	(12)	$2.18	$177,920
Mr. Guido				$25,000	(3)
Mr. Guido				$11,550	(4)
Mr. Guido				$33,750	(5)
Mr. Guido				$10,704	(6)
Dr. Peplinski	1/31/12					313	12,500				$29,250	(18)
Dr. Peplinski	2/27/12	1/31/12	(1)					105,000	(16)	$3.35	$177,228
Dr. Peplinski				$19,500	(7)
Dr. Peplinski				$107,000	(8)
Dr. Peplinski				$45,170	(9)

(1)	Pursuant to our general policy of not granting stock options when our officers and directors are precluded from trading under our insider trading policy, the option was granted effective as of the first trading day when our officers and directors were permitted to sell shares under our insider trading policy.
(2)	Pursuant to our policy for newly hired employees, the option was granted effective on the last trading day of the calendar month in which the employee commenced employment with us (or, if later, the last trading day of the calendar month during which our Board of Directors or our Compensation Committee approved the grant). Mr. Guido’s PSUs were granted contingent on, and effective as of, the commencement of his employment with us.
(3)

As described in greater detail in “Compensation Discussion and Analysis,” pursuant to his offer letter, Mr. Guido was eligible to receive a cash bonus of $25,000, subject to his successful completion of certain goals by December 31, 2012. The amount shown in the target column is based on achievement of all of the milestones. No “threshold” or “maximum” applies to this award. All of the milestones were achieved, and Mr. Guido earned the bonus.
(4)	Reflects Mr. Guido’s commission opportunity based on US sales of our Sensei system, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales, prorated for the portion of the year in which he was eligible to earn commission. No “threshold” or “maximum” applies to this award.
(5)	Reflects Mr. Guido’s commission opportunity based on US sales of our Magellan system, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales, prorated for the portion of the year in which he was eligible to earn commission. No “threshold” or “maximum” applies to this award.
(6)	Reflects Mr. Guido’s commission opportunity based on US sales of our catheters, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales, prorated for the portion of the year in which he was eligible to earn commission. No “threshold” or “maximum” applies to this award.
(7)	Reflects Dr. Peplinski’s commission opportunity based on non-US sales of our Sensei system, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales. No “threshold” or “maximum” applies to this award.
(8)	Reflects Dr. Peplinski’s commission opportunity based on non-US sales of our Magellan system, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales. No “threshold” or “maximum” applies to this award.
(9)	Reflects Dr. Peplinski’s commission opportunity based on non-US sales of our catheters and related accessories and components, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales. No “threshold” or “maximum” applies to this award.
(10)	As described in greater detail in “Compensation Discussion and Analysis” our named executive officers were granted PSUs in lieu of a 2012 cash bonus opportunity. The PSUs vested based on achievement of 2012 company-wide and departmental goals described in “Compensation Discussion and Analysis.” The 3,038 PSUs in the table above granted to Mr. Mariani reflect an incremental PSU granted after our Board of Directors increased his base salary and target bonus opportunity in June 2012. The amounts shown in the “threshold” column reflect the minimum amount payable if a single goal with the lowest weighting was achieved. The amounts shown in the “target” column reflect the amounts payable if all of the goals were achieved. No “maximum” amount applied to these awards. On February 6, 2013, our Board of Directors and Compensation Committee determined that 42,801 of the units vested with respect to Mr. Barclay, an aggregate of 20,148 units vested with respect to Mr. Mariani, 16,518 of the units vested with respect to Ms. Bruguera and 10,708 of the units vested with respect to Mr. Guido. None of Dr. Peplinski’s units vested as they were forfeited when he terminated service with us on December 31, 2012.
(11)	Option vests in equal monthly installments over 48 months of service (excluding service solely as a member of our Board of Directors) following February 9, 2012.
(12)	Fifty percent of the option vests upon completion of service through October 16, 2013, with the remaining 50% vesting upon completion of service through October 16, 2014, in each case, with respect to Mr. Barclay, excluding service solely as a member of our Board of Directors.
(13)	Option vests in equal monthly installments over 48 months of service following June 20, 2012.
(14)	Option vests over four years of service from January 2, 2012 (the date on which Ms. Bruguera’s employment with the Company commenced), with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(15)	Option vests over four years of service from April 2, 2012 (the date on which Mr. Guido’s employment with the Company commenced), with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(16)	Option vests in equal monthly installments over 48 months of service following January 31, 2012.
(17)

The amounts in this column represent the aggregate grant date fair value of stock awards or option awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See

Note 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on March 15, 2013, for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards.
(18)	In accordance with SEC rules, the grant date fair value of an award subject to a performance condition is based on the probable outcome of the condition.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(16)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(17)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(16)
Mr. Barclay	80,000	(1)	0	$2.08	6/9/17
Mr. Barclay	1,062,498	(2)	637,502	$2.08	6/9/17
Mr. Barclay	40,000	(3)	0	$1.99	3/20/18
Mr. Barclay	68,748	(4)	261,252	$3.35	2/26/19
Mr. Barclay	0	(5)	200,000	$2.18	11/11/19
Mr. Barclay						8,333	(14)	$17,335
Mr. Barclay						25,004	(15)	$52,008
Mr. Barclay									70,050	$145,704
Mr. Mariani	135,000	(6)	225,000	$3.03	6/19/18
Mr. Mariani	18,750	(7)	131,250	$2.29	6/6/19
Mr. Mariani	0	(5)	125,000	$2.18	11/11/19
Mr. Mariani									27,000	$56,160
Mr. Mariani									3,038	$6,319
Ms. Bruguera	0	(8)	200,000	$3.35	2/26/19
Ms. Bruguera	0	(5)	75,000	$2.18	11/11/19
Ms. Bruguera									24,000	$49,920
Mr. Guido	0	(9)	250,000	$3.16	4/29/19
Mr. Guido	0	(5)	125,000	$2.18	11/11/19
Mr. Guido									17,250	$35,880
Dr. Peplinski	28,124	(10)	1,876	$6.65	5/8/16
Dr. Peplinski	22,499	(11)	7,501	$2.29	2/26/17
Dr. Peplinski	72,332	(12)	39,668	$2.21	5/19/17
Dr. Peplinski	24,062	(13)	80,938	$3.35	2/26/19
Dr. Peplinski									12,500	$26,000

(1)	Vested upon achievement of performance objectives with respect to our 2011 fiscal year. Although none of the performance conditions were fully achieved as of December 31, 2011, our Board of Directors exercised discretion to vest all of the then-unvested option shares, as further described in “Compensation Discussion and Analysis.”

(2)	Option vests over four years of service from June 9, 2010, with 12.5% vesting upon completion of six months of service and in 42 equal monthly installments thereafter.
(3)	Represents the vested portion of a performance-based option granted to Mr. Barclay on February 27, 2011.
(4)	Option vests in equal monthly installments over 48 months of service (excluding service solely as a member of our Board of Directors) following February 9, 2012.
(5)	Fifty percent of the option vests upon completion of service through October 16, 2013, with the remaining 50% vesting upon completion of service through October 16, 2014, in each case, with respect to Mr. Barclay, excluding service solely as a member of our Board of Directors.
(6)	Option vests over four years of service from June 20, 2011, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(7)	Option vests in equal monthly installments over 48 months of service following June 21, 2012.
(8)	Option vests over four years of service from January 2, 2012, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(9)	Option vests over four years of service from April 2, 2012, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(10)	Option vests over four years of service from March 2, 2009, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.
(11)	Option vests in equal monthly installments over 48 months of service following December 15, 2009.
(12)	Option vests in equal monthly installments over 48 months of service following May 19, 2010.
(13)	Option vests in equal monthly installments over 48 months of service following January 31, 2012.
(14)	RSUs vest quarterly over three years of service following June 9, 2010.
(15)	RSUs vest quarterly over three years of service following June 9, 2011.
(16)	Computed in accordance with Securities and Exchange Commission rules as the number of unvested units multiplied by the closing price of our common stock on the last trading day of the 2012 fiscal year, which was $2.08 on December 31, 2012. The actual value realized by the officer depends on whether the units vest and the future performance of our common stock.
(17)	The PSUs were granted to our named executive officers in lieu of a 2012 cash bonus opportunity and vested based on achievement of 2012 company-wide and departmental goals, as described in “Compensation Discussion and Analysis.” The amounts shown reflect target performance if all of the goals were achieved. On February 6, 2013, our Board of Directors and Compensation Committee determined that 42,801 of the units vested with respect to Mr. Barclay, an aggregate of 20,148 units vested with respect to Mr. Mariani, 16,518 of the units vested with respect to Ms. Bruguera and 10,708 of the units vested with respect to Mr. Guido. No units vested with respect to Dr. Peplinski as the units granted to him were forfeited when he terminated service with us on December 31, 2012.

2012 Option Exercises and Stock Vested

None of our named executive officers exercised stock options during the 2012 fiscal year. The following table shows the RSUs held by our named executive officers that vested during the 2012 fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Barclay	124,501	$364,410
Mr. Mariani	14,829	$47,305
Dr. Peplinski	9,825	$33,888

(1)	Computed in accordance with Securities and Exchange Commission rules based on the fair market value of our common stock on the vesting date multiplied by the number of units vested and does not necessarily reflect proceeds received by the officer.

Potential Payments Upon Termination or Change-in-Control

Our named executive officers are party to retention agreements which entitle the officers to the severance benefits described below.

Pursuant to his retention agreement, if we terminate Mr. Barclay’s employment without cause or he resigns for good reason, he will be entitled to a lump-sum cash severance payment equal to 12 months of his base salary, reimbursement of his COBRA premiums for up to 12 months and any earned but unpaid portion of his incentive bonus for the prior year. In the event that we terminate Mr. Barclay’s employment without cause or he resigns for good reason, in either case within 3 months prior to, or 12 months after, a change in control of the Company, Mr. Barclay will also be entitled to full acceleration of his equity awards.

Pursuant to their respective retention agreements, each of Messrs. Mariani and Guido, Ms. Bruguera and Dr. Peplinski is entitled to cash severance equal to 6 months of base salary and reimbursement of COBRA premiums for up to 6 months if we terminate the officer’s employment without cause or the officer resigns for good reason. In the event that we terminate the officer’s employment without cause or the officer resigns for good reason, in either case within 12 months after a change in control of the Company, the officer will also be entitled to a prorated annual target bonus and full acceleration of outstanding equity awards.

All of the severance benefits described above are contingent on the officer’s executing a general release of claims against us and, in the case of Mr. Barclay, his resignation from our Board of Directors.

All of our employees, including our named executive officers, receive payment for accrued but unused vacation in the event of any termination of employment.

The following definitions are used in the retention agreements with our named executive officers:

“Cause” means an intentional unauthorized use or disclosure of our confidential information or trade secrets which causes material harm to us, a material breach by the officer of any agreement with us, a material failure to comply with our written policies or rules, the officer’s conviction of or plea to a felony, the officer’s gross negligence or willful misconduct, or the officer’s continued failure to perform assigned duties after receiving written notification of such failure from our Board of Directors.

“Change in Control” means a transaction or series of transactions in which any person acquires more than 50% of our voting stock, a change in a majority of our directors over a two-year period (excluding any new director whose nomination for election is approved by two-thirds of the existing directors), or a merger or asset sale unless our stockholders continue to own a majority of the voting stock of the resulting corporation and no one person or group owns 50% or more of the voting stock of the resulting corporation.

“Good Reason” means a material diminution in the officer’s authority, duties or responsibilities; a material change in the geographic location at which the officer must perform services for us and the following changes in the officer’s compensation: a material diminution in base salary other than in connection with certain across-the-board reductions in the compensation of the Company’s senior management (Mr. Barclay) and a material diminution in the officer’s base salary and target bonus other than in connection with certain across-the-board reductions in the compensation of the Company’s senior management (Messrs. Mariani and Guido, Ms. Bruguera and Dr. Peplinski). With respect to Mr. Barclay, “Good Reason” also includes a requirement that he report to anyone other than the Board of Directors or the Chief Executive Officer of a successor company or our breach of Mr. Barclay’s employment agreement or retention agreement. The officer must provide us with written notice of the good reason condition within 90 days after it comes into existence, after which we will have 30 days to cure the good reason condition. If we do not cure the good reason condition, the officer may resign within 180 days following the initial existence of the good reason condition.

In connection with the termination of Dr. Peplinski’s employment, we paid him a lump-sum payment of €105,000 pursuant to a court-ordered settlement in full satisfaction of the benefits he was eligible for under his Retention Agreement and any claims he may have had to additional compensation under German law.

The following table estimates, with respect to Messrs. Barclay, Mariani and Guido and Ms. Bruguera, the amount of compensation and benefits payable to each of our named executive officers under the agreements described above. In the case of Dr. Peplinski, whose employment terminated on December 31, 2012, the table shows the actual amounts paid to Dr. Peplinski in connection with the termination of his employment. No amounts are shown with respect to an executive’s entitlement to a prorated annual target bonus as no named executive officer had a cash incentive bonus opportunity for our fiscal year 2012.

Benefits and Payments upon Termination	Termination without Cause or resignation for Good Reason prior to, or more than 12 months after, a Change in Control	Termination without Cause or resignation for Good Reason within 12 months after a Change in Control(4)
Mr. Barclay
Compensation:
Salary	$467,000	$467,000
Accelerated vesting(1)	—	$215,047
Benefits and perquisites:
Health care(2)	$16,444	$16,444
Total:	$483,444	$698,491
Mr. Mariani
Compensation:
Salary	$141,750	$141,750
Accelerated vesting(1)	—	$62,479
Benefits and perquisites:
Health care(2)	$6,486	$6,486
Total:	$148,236	$210,715
Ms. Bruguera
Compensation:
Salary	$120,000	$120,000
Accelerated vesting(1)	—	$49,920
Benefits and perquisites:
Health care(2)	$164	$164
Total:	$120,164	$170,084
Mr. Guido
Compensation:
Salary	$115,000	$115,000
Accelerated vesting(1)	—	$35,880
Benefits and perquisites:
Health care(2)	—	—
Total:	$115,000	$150,880
Dr. Peplinski(3)	$141,992	—

(1)

In the case of stock options, the value of vesting acceleration was calculated by multiplying the number of unvested option shares by the difference between the closing price of our common stock on December 31, 2012 (the last trading day in 2012), which was $2.08, and the exercise price of such unvested options. For those options held by our named executive officers having exercise prices greater than $2.08 per share, this formula results in no value being assigned to the acceleration of those options. In the case of stock units, the value of vesting acceleration was calculated by multiplying the number of unvested stock units by the closing price common stock on December 31, 2012, which was $2.08.
(2)	Represents the cost of the executive’s monthly health care premiums (consisting of dental, medical and vision coverage) under COBRA for the severance period based on the rates in effect on December 31, 2012. For our fiscal year 2012, Ms. Bruguera opted out of medical coverage, and Mr. Guido opted out of all health care plans offered by Hansen.
(3)	Represents a lump-sum payment of €105,000 pursuant to a court-ordered settlement related to Dr. Peplinski’s termination of employment under German law. Dr. Peplinski’s payment has been converted from Euros to US dollars based on the average exchange rate for January 2013, when the payment was made.
(4)	With respect to Mr. Barclay, applies if he is subject to a termination without cause or resigns for good reason within 3 months prior to, or within 12 months after, a change in control.

Director Compensation

Since our initial public offering in November 2006, each member of our Board of Directors who is not our employee has received the following cash compensation for board services, as applicable:

•	$20,000 per year for service as a Board of Directors member;

•	$12,000 per year for service as chairman of the Audit Committee;

•	$5,000 per year for service as chairman of the Compensation Committee;

•	$5,000 per year for service as chairman of the Nominating and Corporate Governance Committee;

•	$2,000 per year for service as non-chairman member of the Audit Committee;

•	$1,000 per year for service as non-chairman member of the Compensation Committee and/or Nominating and Corporate Governance Committee;

•	$1,500 for each Board of Directors meeting attended in person ($500 for meetings attended by video or telephone conference);

•	$500 for each Audit Committee meeting attended ($1,000 for the chairman of the Audit Committee for each meeting attended);

•	$500 for each Compensation Committee meeting attended; and

•	$500 for each Nominating and Corporate Governance Committee meeting attended.

Dr. Hirsch and Messrs. Mandato and Shapiro each voluntarily agreed to waive all of the cash compensation described above in 2012.

We continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and of committees of our Board of Directors.

Non-employee members of our Board of Directors also receive automatic grants of non-statutory stock options under our 2006 Equity Incentive Plan. For purposes of our automatic director grant program, a non-employee director is a director who is not employed by us and who does not receive compensation from us or have a business relationship with us that would require disclosure under certain Securities and Exchange Commission rules. Each non-employee director joining our Board of Directors is automatically granted a non-statutory stock option to purchase 30,000 shares of common stock with an exercise price equal to the fair market value of our common stock on the grant date. This initial option will vest ratably over 36 months of service.

In addition, on the date of each annual meeting of our stockholders, each non-employee director is automatically granted a non-statutory stock option to purchase 10,000 shares of our common stock on that date with an exercise price equal to the fair market value of our common stock on the grant date. However, the number of shares subject to an annual grant will be reduced on a pro rata basis for each quarter that the director did not serve as a non-employee director during the 12-month period beginning on the date of the previous annual meeting. Automatic annual grants vest ratably over 12 months of service. If a non-employee director’s service is terminated within 12 months after we are subject to a change in control other than as a result of a director’s voluntary resignation, then all of the director’s automatic grants will become fully vested and remain exercisable for 12 months from the date of such termination. All automatic director options have a maximum term of seven years.

In July 2012, our Board of Directors approved an amendment to all of the outstanding options to purchase shares of our common stock held by our incumbent non-employee directors, as well as to the form of stock option agreement applicable to options granted in the future to our non-employee directors. This modification extended the period during which the vested portion of such option could be exercised following termination of the director’s service for any reason other than death from 3 to 12 months. However, this modification did not result in any incremental fair value with respect to such options.

2012 Director Compensation Table

The following table shows for the fiscal year ended December 31, 2012, certain information with respect to the compensation of all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(9)(10)(11)	Total ($)
Mr. Eagle(1)	$33,150		$54,663	$87,813
Dr. Hirsch(2)	$0	(8)	$16,108	$16,108
Mr. Hykes	$38,661		$16,108	$54,769
Mr. Lowe	$53,206		$16,108	$69,314
Mr. Mandato(3)	$0	(8)	$0	$0
Dr. Moll(4)	$11,500		$0	$11,500
Mr. Newman(5)	$14,917		$34,047	$48,964
Mr. Rohn(6)	$30,278		$50,499	$80,777
Mr. Shapiro(7)	$0	(8)	$16,108	$16,108
Mr. Yared(5)	$12,333		$34,047	$46,380

(1)	Mr. Eagle was appointed to our Board of Directors effective February 27, 2012.
(2)	Dr. Hirsch resigned from our Board of Directors effective December 10, 2012.
(3)	Mr. Mandato resigned from our Board of Directors effective February 27, 2012.
(4)	Dr. Moll’s service as a member of our Board of Directors terminated on May 25, 2012, as he did not stand for reelection at our 2012 annual stockholders’ meeting. Pursuant to a consulting agreement with Dr. Moll, in 2012 he was eligible to, and did, vest in 87,500 restricted stock units granted to him on December 10, 2010, in connection with his service as our then-Executive Chairman. For consulting services provided after March 1, 2012, Dr. Moll was eligible to receive a cash fee of $300 per hour, but he did not receive any such cash fees in 2012.
(5)	Messrs. Newman and Yared were appointed to our Board of Directors effective July 25, 2012.
(6)	Mr. Rohn was appointed to our Board of Directors effective March 27, 2012.
(7)	Mr. Shapiro resigned from our Board of Directors effective December 11, 2012.
(8)	Dr. Hirsch and Messrs. Mandato and Shapiro each waived any cash compensation for 2012.
(9)

The amounts in this column represent the aggregate grant date fair value of option awards granted to the director in our fiscal year 2012 computed in accordance with FASB ASC Topic 718. See Note 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on March 15, 2013, for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. Amount consists of (a) $50,636 with respect to the option granted to Mr. Eagle on February 27, 2012, (b) $46,472 with respect to the option granted to Mr. Rohn on March 27, 2012, (c) $4,027 with respect to the options granted to Messrs. Eagle and Rohn on May 25, 2012, (d) $16,108 with respect to the options granted to Dr. Hirsch and to Messrs. Hykes, Lowe and Shapiro on May 25, 2012, and (e) $34,047 with respect to the options granted to Messrs. Newman and Yared on July 25, 2012.
(10)	As of December 31, 2012, Messrs. Eagle and Rohn each held outstanding options to purchase 32,500 shares of our common stock, Dr. Hirsch held outstanding options to purchase 50,000 shares of our common stock, Messrs. Hykes and Shapiro each held outstanding options to purchase 60,000 shares of our common stock, Mr. Lowe held outstanding options to purchase 91,250 shares of our common stock, Mr. Mandato held no outstanding options to purchase shares of our common stock, Dr. Moll held outstanding options to purchase 260,000 shares of our common stock, and Messrs. Newman and Yared each held outstanding options to purchase 30,000 shares of our common stock.
(11)	In connection with his joining our Board of Directors, on February 27, 2012, Mr. Eagle received an option to purchase 30,000 shares of our common stock at an exercise price of $3.35 per share. In connection with his joining our Board of Directors, on March 27, 2012, Mr. Rohn received an option to purchase 30,000 shares of our common stock at an exercise price of $3.06 per share. On May 25, 2012, each of Messrs. Eagle and Rohn received an option to purchase 2,500 shares of our common stock, and each of Dr. Hirsch and Messrs. Hykes, Lowe and Shapiro received an option grant to purchase 10,000 shares of our common stock, at an exercise price of $2.49 per share. In connection with their joining our Board of Directors, on July 25, 2012, each of Messrs. Newman and Yared received an option to purchase 30,000 shares of our common stock at an exercise price of $1.77 per share. All of these options were made pursuant to our automatic director grant program.

In December 2012, after considering an analysis of compensation paid to non-employee directors of a peer group, the Compensation Committee recommended changes to our non-employee director compensation to narrow the disparity between our non-employee director compensation practices and those of the peer group. The peer group was the same group of similarly-situated companies that we used to evaluate 2012 compensation for our Chief Executive Officer and Chief Financial Officer (as further described under “Compensation Discussion and Analysis-Use of Peer Group and Comparative Data”) as well as two additional companies, Angiodynamics and Vascular Solutions, that we added to the peer group in evaluating 2013 compensation levels. Based on the Compensation Committee’s recommendation, the Board of Directors approved the following changes to our non-employee director compensation arrangements, in each case beginning with our 2013 fiscal year:

•	An increase to $35,000 in the annual cash retainer for service as a member of our Board of Directors;

•	An additional $25,000 annual cash retainer for the Chairman of our Board of Directors;

•	An increase to 50,000 shares in the size of the initial stock option granted to each non-employee director;

•	An increase to 30,000 shares in the size of the annual stock option granted to each non-employee director; and

•

The grant of an additional annual non-discretionary equity award to the Chairman of our Board of Directors (if any), and, if such award is in the form of a stock option, that it be an option to purchase 10,000 shares of our common stock, vesting ratably over 12 months of service following the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2013 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the table below, the principal address of each of the persons listed below is c/o Hansen Medical, Inc., 800 East Middlefield Road, Mountain View, CA 94043.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Total
Entities affiliated with Larry Feinberg(2) c/o Oracle Partners, L.P. 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830	8,459,731	12.5%
Entities affiliated with Jack W. Schuler(3) 28161 North Keith Drive Lake Forest, Illinois 60045	5,423,971	8.0%
Intuitive Surgical Operations, Inc.(4) 1250 Kifer Road, Building 103 Sunnyvale, CA 94086	5,291,005	7.8%
BlackRock, Inc.(5) 40 East 52nd Street New York, NY 10022	4,127,468	6.1%
Rand V. Araskog(6) 125 Worth Avenue, Suite 300 Palm Beach , FL 33480	3,574,200	5.3%
Bruce J Barclay(7)	1,628,854	2.4%
Michael L. Eagle(8)	13,957	*
Kevin Hykes(9)	59,166	*
Christopher P. Lowe(10)	100,416	*
Stephen L. Newman(11)	7,500	*
William Rohn(12)	13,124	*
Nadim Yared(13)	7,500	*
Carolyn Bruguera(14)	77,859	*
Robert Cathcart(15)	—	*
Joseph Guido(16)	76,738	*
Rita Jacob(17)	128,728	*
Peter J. Mariani(18)	226,828	*
Frank Schembri, Jr.(19)	179,797	*
William Sutton(20)	—	*
All directors and executive officers as a group (14 persons)(21)	2,520,467	3.6%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders, and Schedules 13G and Form 4s, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on shares outstanding on March 15, 2013, adjusted as required by rules promulgated by the SEC. Shares of common stock subject to options and/or restricted stock units outstanding as of March 15, 2013 that were then exercisable or are exercisable within 60 days of March 15, 2013, are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.
(2)	Based on a Form 4 filed on March 12, 2013. Includes 5,507,516 shares owned by Oracle Partners, LP. (“Partners”), 771,956 shares owned by Oracle Institutional Partners, L.P. (“Institutional Partners”), 1,385,938 shares owned by Oracle Ten Fund Master, L.P. (“Ten Fund”), 39,500 shares owned by The Feinberg Family Foundation (the “Foundation”), and 190,500 shares are owned by Oracle Investment Management, Inc. Employees’ Retirement Plan (the “Retirement Plan”). Mr. Feinberg serves as the managing member of Oracle Associates, LLC, the general partner of Partners and Institutional Partners, and accordingly, may be deemed to be the indirect beneficial owner of the shares beneficially owned by Partners and Institutional Partners. Mr. Feinberg is the sole shareholder, director and president of Oracle Investment Management, Inc., which serves as investment manager to Ten Fund and the Retirement Plan, and accordingly, may be deemed to be the beneficial owner of the shares beneficially owned by Ten Fund and the Retirement Plan. Mr. Feinberg is the trustee of the “Foundation” and has the sole power to direct the voting and disposition of the Shares in Foundation and accordingly, may be deemed to be the indirect beneficial owner of the shares. Mr. Feinberg disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.
(3)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on June 15, 2012. Includes 5,294,659 shares owned by Jack W. Schuler and 129,312 shares owned by the Schuler Family Foundation. Mr. Schuler disclaims any beneficial interest in any of the shares owned by the Schuler Family Foundation.
(4)	Based on a Schedule 13G filed with the Securities and Exchange Commission on November 7, 2012.
(5)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2013.
(6)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on November 13, 2012.
(7)	Includes 1,475,204 shares that Mr. Barclay has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 1,315,424 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(8)	Includes 13,957 shares that Mr. Eagle has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 18,543 shares that are not exercisable within 60 days of March 15, 2013.
(9)	Includes 59,166 shares that Mr. Hykes has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 834 shares that are not exercisable within 60 days of March 15, 2013.
(10)	Includes 90,416 shares that Mr. Lowe has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 834 shares that are not exercisable within 60 days of March 15, 2013.
(11)	Includes 7,500 shares that Dr. Newman has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 22,500 shares units that are not exercisable within 60 days of March 15, 2013.
(12)	Includes 13,124 shares that Mr. Rohn has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 19,376 shares that are not exercisable within 60 days of March 15, 2013.
(13)	Includes 7,500 shares that Mr. Yared has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 22,500 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(14)	Includes 68,749 shares that Ms. Bruguera has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 297,847 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(15)	Includes 0 shares that Mr. Cathcart has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 300,000 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.

(16)	Includes 70,832 shares that Mr. Guido has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 419,805 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013
(17)	Includes 106,769 shares that Ms. Jacob has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 296,447 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013
(18)	Includes 205,623 shares that Mr. Mariani has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 635,532 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(19)	Includes 172,705 shares that Mr. Schembri has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 265,616 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(20)	Includes 0 shares that Mr. Sutton has the right to acquire upon the exercise of stock options within 60 days of March 15, 2013. Excludes 390,385 shares or restricted stock units that are not exercisable within 60 days of March 15, 2013.
(21)	Total number of shares includes 228,922 shares of common stock held by our directors and executive officers and certain of their affiliates, and 2,291,545 shares issuable upon exercise of stock options or settlement of restricted stock units within 60 days of March 15, 2013.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,480,588	(1)	$4.66	(2)	2,723,853	(3)
Equity compensation plans not approved by security holders	2,060,000	(4)	$2.25		—

Total	8,540,588		$3.97		2,723,853

(1)	Includes 5,115,820 shares issuable upon exercise of outstanding options.
(2)	Does not take into account restricted stock units, which have no exercise price.
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

(4)	Represents options issued to our current CEO and CFO upon the commencement of each of their employment with us. On June 9, 2010 we granted 1,700,000 options to our CEO at the then-current market price with a life of seven years. The shares vest over four years from the date of grant with 12.5% vesting six months from the option grant date and 1/42 of the remaining balance vesting each month thereafter. On June 20, 2011 we granted 360,000 options to our CFO at the then-current market price with a life of seven years. The shares vest over four years from the date of grant with 25% vesting one year from the option grant date and 1/36 of the remaining balance vesting each month thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board of Directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and each significant shareholder. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Hansen and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

The following is a summary of transactions during 2012 in which the amount in the transaction exceeded $120,000, and in which any of our executive officers, directors or 5% stockholders at the time of the transaction had or will have a direct or indirect material interest, other than equity and other compensation, termination, change-in control and other arrangements which are described under the section entitled “Executive Compensation.”

We have entered into employment agreements with our executive officers. For a description of these employment agreements, see the section entitled “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

We have granted stock options to our directors and executive officers. For a description of these options, see the sections entitled “Executive Compensation—2012 Grants of Plan-Based Awards,” “Executive Compensation—Outstanding Equity Awards at 2012 Fiscal Year-End” and “Executive Compensation—Director Compensation.”

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. In addition, the indemnification agreements provide that so long as we maintain a directors and officers’ insurance policy, parties to our indemnification agreements will be covered by such directors and officers insurance. Since December 2012, our indemnification agreements with our non-employee directors have provided that upon their resigning as a non-employee director or the expiration of their term as a non-employee director, we will use commercially reasonable efforts to purchase a tail insurance policy providing liability insurance for the non-employee director for claims that would be covered by directors and officers’ insurance but for the policy limits of such insurance, with such tail insurance having an aggregate policy limit of not less than $5 million and a policy term of at least five years from the date the non-employee director ceases to be a director

Director Independence

For information concerning director independence, please see Item 10 under the caption “Independence of the Board of Directors,” which is hereby incorporated by reference in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and 2011 by Deloitte & Touche LLP, the Company’s current principal accountant.

	Fiscal Year Ended (in thousands)(a)
	2012	2011
Audit Fees	$584.0	$632.0
Audit-related Fees	$—	$—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$584.0	$632.0

All fees described above were approved by either the Audit Committee or the Board of Directors.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally pre-approves specified services in the defined categories of audit services and audit-related services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2012 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index at the end of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	By:	/s/ BRUCE J BARCLAY
President and Chief Executive Officer (Principal Executive Officer)

Signature	Title	Date

/S/ BRUCE J BARCLAY Bruce J Barclay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013

/S/ PETER J. MARIANI Peter J. Mariani	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2013

* Michael L. Eagle	Chairman of the Board	March 28, 2013

* Kevin Hykes	Director	March 28, 2013

* Christopher P. Lowe	Director	March 28, 2013

* William R. Rohn	Director	March 28, 2013

* Stephen L. Newman, M.D.	Director	March 28, 2013

* Nadim Yared	Director	March 28, 2013

* By: /s/ PETER J. MARIANI Title: Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, AorTx, Inc., Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., and David Forster and Louis Cannon, as Stockholders’ Representatives, dated November 1, 2007.

2.2(12)	Amendment to Agreement and Plan of Merger and Reorganization, among the Registrant, Redwood Merger Subsidiary, Inc., Redwood Second Merger Subsidiary, Inc., AorTx, Inc. and David Forster and Louis Cannon, as Stockholders’ Representatives, dated September 16, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its stockholders, dated November 10, 2005.

4.3(1)	Registration Rights Agreement by and among the Registrant and the Investors listed therein, dated November 15, 2007.

10.1(4)+	Form of Indemnity Agreement for Executive Officers.

10.2(23)	Form of Amended and Restated Indemnity Agreement for certain Directors.

10.3(4)+	2002 Stock Plan.

10.4+#	2006 Equity Incentive Plan, as amended December 11, 2012.

10.5.1(4)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.5.2+#	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.

10.6(11)+	2006 Employee Stock Purchase Plan.

10.7(4)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.8(4)+	Offer Letter, by and between the Registrant and Frederic H. Moll, M.D., dated October 21, 2002.

10.9(4)	Sublease, by and between the Registrant and Palmone, Inc., dated July 27, 2004.

10.10(4)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.11(4)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.12(4)	Loan and Security Agreement, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP, dated August 5, 2005.

10.13+#	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.

10.14(4)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.15(5)*	Joint Development Agreement by and between the Registrant and St. Jude Medical, Atrial Fibrillation Division, dated April 27, 2007.

Exhibit Number	Description of Document

10.16(5)*	Co-Marketing Agreement by and between the Registrant and St. Jude Medical, dated April 30, 2007.

10.17(6)	Lease between the Registrant and MTV Research, LLC.

10.18(12)*	Purchase Agreement by and between the Registrant and Plexus Services Corp., dated October 10, 2007.

10.19(7)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.20(8)	Agreement by and between the Registrant and W.L. Butler Construction, Inc. dated April 29, 2008.

10.21(9)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 25, 2008.

10.22(10)	Letter from Christopher P. Lowe, dated March 19, 2009 regarding reduction of cash fees for non-employee director services during 2009.

10.23(10)	Letter from James M. Shapiro, dated March 19, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.24(10)	Letter from Russell C. Hirsch, dated March 24, 2009 regarding waiver of cash fees for non-employee director services during 2009.

10.25(12)	Extension of Purchase Agreement by and between the Registrant and Plexus Corp., dated August 28, 2009.

10.26(13)*	Extended Joint Development Agreement by and between Registrant and Philips Medical Systems Nederland B.V., effective as of November 15, 2009.

10.27(13)*	Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.28(13)*	License Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.29(13)*	Cross License Agreement by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.30(14)	Confidential Settlement Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.31(14)	Warrant to Purchase Common Stock of Luna Innovations Incorporated, dated January 12, 2010.

10.32(14)	Secured Promissory Note by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.33(14)	Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.34(14)	Patent and Trademark Security Agreement between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.35(14)	Confidential Mutual Release between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.36(15)	Purchase Agreement by and between the Registrant and Piper Jaffray & Co., dated April 16, 2010.

Exhibit Number	Description of Document

10.37(16)*	Amendment No. 1 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated February 17, 2010.

10.38(16)*	Amendment No. 2 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated April 2, 2010.

10.39(16)+	Offer Letter by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.40(16)+	Retention Agreement by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.41(16)+	Non-Plan Option Agreement by and between the Registrant and Bruce J Barclay, dated June 9, 2010.

10.42(16)+	Memorandum Regarding 2010 Incentive Bonus for Frederic H. Moll, M.D., dated June 24, 2010.

10.43(16)+	Amended and Restated Retention Agreement by and between the Registrant and Frederic H. Moll, M.D., dated June 28, 2010.

10.44(17)+	Forms of Restricted Stock Unit Agreements under the 2006 Equity Incentive Plan.

10.45(17)+	Waiver by Frederic H. Moll, M.D., dated October 26, 2010.

10.46(17)+	Waiver by Bruce J Barclay, dated October 26, 2010.

10.47(17)+	Waiver by Bruce J Barclay, dated December 22, 2010.

10.48(17)+	Form of Retention Agreement for executive officers.

10.49(17)+	Offer Letter, by and between the Registrant and Rita V. Jacob, executed October 29, 2010.

10.50(17)+	Employment Agreement, by and between the Registrant and Roland Peplinski, dated March 3, 2009.

10.51(17)+	Offer Letter, by and between the Registrant and Frank M. Schembri, Jr., dated March 13, 2007.

10.52(18)*	Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.53(18)*	Sublicense Agreement Between SPE and Philips by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.54(18)*	Assignment And License Agreement Between Hansen and SPE by and between the Registrant and ECL7, LLC, dated February 3, 2011.

10.55(18)*	Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.56(18)*	Amendment No. 1 to Extended Joint Development Agreement by and between the Registrant and Philips Medical Systems Nederland B.V. dated as of February 3, 2011.

10.57(18)	Patent License Security Agreement by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.58(18)*	Amendment No. 1 to Patent and Technology License and Purchase Agreement by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.59(18)+	Amendment to the Offer Letter by and between the Registrant and Dr. Roland A. Peplinksi, dated as of April 12, 2011.

Exhibit Number	Description of Document

10.60(19)*	Amendment No. 3 to Development and Supply Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.61(19)	Amendment to Secured Promissory Note and Payoff Letter by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.62(19)	Termination of Security Interest in Trademarks and Patents, dated as of May 18, 2011, terminating the Security Agreement by and between the Registrant and Luna Innovations Incorporated, dated as of January 12, 2010.

10.63(19)+	Offer Letter by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

10.64(19)+	Non-Plan Option Agreement by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

10.65(20)+	Transition Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 29, 2011.

10.66(20)+	Consulting Agreement by and between the Registrant and Frederic H. Moll, M.D., dated as of August 31, 2011.

10.67(20)*	Amendment to Purchase Agreement by and between the Registrant and Plexus Corp, dated September 20, 2011.

10.68(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP.

10.69(21)	Stock Purchase Agreement, dated November 7, 2011 between Hansen Medical, Inc. and Jack W. Schuler.

10.70(22)	Loan and Security Agreement among Hansen Medical, Inc., Oxford Finance LLC and Silicon Valley Bank, dated as of December 8, 2011.

10.71(22)	Form of Warrant to Purchase Stock issued to the Lenders, dated as of December 8, 2011.

10.72(23)+	Offer Letter by and between the Registrant and Carolyn Bruguera, dated as of December 5, 2011.

10.73(24)+	Waiver by Bruce J Barclay, dated February 9, 2012.

10.74(24)+	Employment agreement with Joe Guido, dated as of March 19, 2012.

10.75(25)	Amendment of Stock Option Agreement for option grants to non-employee directors.

10.76#	First Amendment to Cross License Agreement by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.77#	Stock Purchase Agreement by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.78+#	Offer Letter by and between Registrant and William Sutton, dated as of November 12, 2012.

10.79#	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement

10.80#	Form of Amendment to Amended and Restated Indemnity Agreement for certain Directors.

10.81#	Form of Indemnity Agreement for Directors Approved November 9, 2012.

21.1#	List of subsidiaries of the Registrant.

23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document

24.1	Powers of Attorney. Reference is made to the signature page to the Annual Report on Form 10-K filed on March 15, 2013.

31.1#	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2#	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.3##	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.4##	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1**#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2**#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 19, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 5, 2008 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 27, 2008 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 16, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2010 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2010 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2011 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2011 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.
(22)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(23)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.
(24)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.
(25)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
#	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2013.
##	Filed herewith.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.