Form 10-Q
period 2013-03-31
HANSEN MEDICAL INC
filed 2013-05-10
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2013 was 67,552,285.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,569	$32,749
Short-term investments	1,751	8,424
Accounts receivable, net	3,377	5,235
Inventories	10,740	9,134
Deferred cost of revenues	238	167
Prepaids and other current assets	1,704	1,765

Total current assets	47,379	57,474

Property and equipment, net	5,299	6,040
Other assets	542	578

Total assets	$53,220	$64,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,022	$3,056
Accrued liabilities	3,501	3,322
Accrued legal settlement (Note 7)	4,500	—
Current portion of deferred revenue	2,399	2,702
Current portion of long-term debt	7,989	5,156

Total current liabilities	21,411	14,236

Deferred revenue, net of current portion	47	68
Long-term debt, net of current portion	21,502	24,261
Other long-term liabilities	817	788

Total liabilities	43,777	39,353

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 100,000 shares Issued and outstanding: 67,550 and 67,078 shares at March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	323,506	322,252
Accumulated other comprehensive income (loss)	60	(578)
Accumulated deficit	(314,130)	(296,942)

Total stockholders’ equity	9,443	24,739

Total liabilities and stockholders’ equity	$53,220	$64,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues:
Product	$1,626	$3,281
Service	1,325	1,373

Total revenues	2,951	4,654
Cost of revenues:
Product	1,859	3,471
Service	623	451

Total cost of revenues	2,482	3,922

Gross profit	469	732

Operating expenses:
Research and development	4,112	4,298
Selling, general and administrative	7,418	7,359
Loss on settlement of litigation (Note 7)	4,500	—

Total operating expenses	16,030	11,657

Loss from operations	(15,561)	(10,925)
Interest income	10	21
Interest and other expense, net	(1,598)	(907)

Loss before income taxes	(17,149)	(11,811)
Income tax expense	(38)	—

Net loss	$(17,187)	$(11,811)

Basic and diluted net loss per share	$(0.26)	$(0.20)

Shares used to compute basic and diluted net loss per share	67,296	60,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net loss	$(17,187)	$(11,811)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	667	(85)
Foreign currency translation adjustment	(29)	12

Change in other comprehensive income (loss)	638	(73)

Comprehensive loss	$(16,549)	$(11,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,187)	$(11,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	4,500	—
Depreciation and amortization	813	823
Stock-based compensation	1,140	279
Amortization of common stock warrants	74	72
Loss on disposal of fixed assets	—	1
Unrealized losses on investments	636	5
Changes in operating assets and liabilities:
Accounts receivable	1,858	(1,967)
Inventories	(1,606)	(969)
Deferred cost of revenues	(71)	468
Prepaids and other current assets	37	143
Other long-term assets	36	17
Accounts payable	(34)	(247)
Accrued liabilities	165	(6)
Deferred revenue	(324)	(553)
Other long-term liabilities	43	82

Net cash used in operating activities	(9,920)	(13,663)

Cash flows from investing activities:
Purchase of property and equipment	(78)	(143)
Proceeds from sales and maturities of short-term investments	6,704	12,069
Purchase of investments	—	(6,021)

Net cash provided by investing activities	6,626	5,905

Cash flows from financing activities:
Proceeds from exercise of common stock options	114	180

Net cash provided by financing activities	114	180

Net decrease in cash and cash equivalents	(3,180)	(7,578)
Cash and cash equivalents at beginning of period	32,749	36,520

Cash and cash equivalents at end of period	$29,569	$28,942

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

The Company’s products include the Sensei® Robotic Catheter System (the “Sensei system”) and its related Artisan® and Lynx® catheters and the newly developed Magellan™ Robotic System for use in the vasculature and its related Magellan™ Robotic Catheter. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007. The Company received CE Mark approval for the Lynx catheter in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012 and FDA clearance for our Artisan Extend Control Catheter in August 2012 and a CE Mark for our Artisan Extend Control Catheter in December 2012.

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

From inception to March 31, 2013, the Company has incurred losses totaling approximately $314.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. The Company anticipates its existing cash, cash equivalents and short-term investment balances as of March 31, 2013, the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. The Company will need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, including through its at-the-market arrangement, (see Note 9, Equity Sales Agreement), licensing core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all. Nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing or funding arrangements do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations during every year since inception. At March 31, 2013, the Company has cash and cash equivalents and investments of $31.3 million. The Company incurred an operating loss of $15.6 million and negative cash flows from operations of $9.9 million for the three months ended March 31, 2013. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with Oxford Finance LLC and Silicon Valley Bank which require the Company to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. Based on the Company’s current operating projections, the Company does not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company will need to either obtain sufficient additional financing or adopt additional cost-cutting measures to sufficiently extend its cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company or that the Company can implement cost cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and therefore does not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted revised guidance related to the presentation of accumulated other comprehensive income and clarifies reporting of significant reclassifications out of accumulated other comprehensive income (loss). See Note 12.

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
March 31, 2013:
Money market funds	$28,744	$—	$—	$28,744	$28,744	$—
Corporate equity securities	1,572	138	—	1,710	—	1,710

	$30,316	$138	$—	$30,454	$28,744	$1,710

December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466	$31,466	$—
Corporate debt and commercial paper	6,704	—	—	6,704	—	6,704
Corporate equity securities	2,158	132	(661)	1,629	—	1,629

	$40,328	$132	$(661)	$39,799	$31,466	$8,333

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, that is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna Technologies’ common stock was other than temporary. As such, during the third quarter of 2010, the Company permanently wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further permanently wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional permanent write down of the investment and recorded an additional loss of $586,000 in other expense on the condensed consolidated statement of operations. The carrying value of the Company’s initial Luna investment as of March 31, 2013 was $1,572,000.

As of March 31, 2013, investments which are in an unrealized loss position are summarized as follows (in thousands):

	Fair Value	Gross Unrealized Losses
Warrants to purchase corporate equity securities	41	(154)

	$41	$(154)

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

The fair value hierarchy of the Company’s cash equivalents and short-term investments at March 31, 2013 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
Money market funds	$28,744	$—	$—	$28,744
Corporate equity securities	1,710	—	—	1,710
Warrants to purchase corporate equity securities	—	—	41	41

	$30,454	$—	$41	$30,495

4.	Inventories (in thousands)

	March 31, 2013	December 31, 2012
Raw materials	$3,612	$3,333
Work in process	3,938	3,644
Finished goods	3,190	2,157

Inventories	$10,740	$9,134

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

The Company concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment is de minimis, and therefore, the $20.0 million upfront payments for the licensing of intellectual property was recognized immediately in the statement of operations. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet.

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

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company received arrangement consideration of $29.0 million and recognized all funds in 2011.

7.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of March 31, 2013, future minimum payments under the leases are as follows (in thousands):

Periods ending December 31,	Future Minimum Lease Payments
2013 (remainder of year)	$1,563
2014	1,972
2015	88

Total	$3,623

Rent expense on a straight-line basis was $615,000 and $538,000, respectively, for the three months ended March 31, 2013 and March 31, 2012.

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

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$9	$12
Accruals for warranties issued during the period	92	20
Warranty costs incurred during the period	(92)	(21)

Balance at end of period	$9	$11

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of Hansen’s current and former directors and Hansen’s former auditor. Hansen filed an opposition to lead plaintiffs’ motion on February 11, 2013.

On May 9, 2013, the parties entered a stipulation of settlement pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by the Company’s insurer and other sources. The Company will fund the remaining portion by issuing $4.25 million worth of the Company’s common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final court approval of the settlement of the class action, and paying $250,000 in cash. The Company recorded a loss on litigation settlement of $4.5 million for the three months ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of March 31, 2013. The settlement is subject to court approval. While the timing of the court decision is uncertain, the Company expects to receive court approval of the settlement within approximately six months.

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

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $74,000 was amortized to interest expense in the three months ended March 31, 2013.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2013, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of March 31, 2013 are as follows (in thousands):

2013 (remainder of year)	$6,578
2014	13,520
2015	13,520
2016	2,312

Total remaining payments	35,930
Less: Amount representing interest	(5,930)

30,000
Less: Unamortized discount	(509)

29,491

Less: Current portion of long-term debt	(7,989)

Long-term debt, net of current portion	$21,502

The fair value of the Company’s long-term debt was estimated to be $30.2 million at March 31, 2013 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies which include significant unobservable inputs, which constitute Level 3 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cost of revenues	$120	$(15)
Research and development	333	(82)
Selling, general and administrative	687	376

Total	$1,140	$279

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

Employee Stock Options:	Three months ended March 31,
	2013	2012
Expected volatility	87%	61%
Risk-free interest rate	0.6%-0.7%	0.8%-1.0%
Expected term (in years)	4.38	4.75
Expected dividend rate	0%	0%

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model. There were no options granted to non-employees during the three months ended March 31, 2013 or March 31, 2012.

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended March 31,
	2013	2012
Expected volatility	72%	110%
Risk-free interest rate	0.1%	0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2013	7,176	$3.97
Options granted	1,311	$2.20
Options exercised	(53)	$2.13
Options cancelled	(83)	$5.40

Balance, March 31, 2013	8,351	$4.09	5.13	$145

Options vested at March 31, 2013	3,510	$6.40	3.76	$81

As of March 31, 2013, total unamortized stock-based compensation related to unvested stock options was $6,213,000, with a weighted-average recognition period of 2.7 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2013	1,365	$3.03
Awarded	1,162	$2.04
Vested	(418)	$3.09
Cancelled	(271)	$2.97

Balance, March 31, 2013	1,838	$2.02

As of March 31, 2013, 2,692,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

Equity Sales Agreement

In March 2013, the Company executed an ‘at the market’ agreement pursuant to which the Company may offer and sell shares of common stock up to an aggregate offering price of up to $25.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the agreement, the agent may sell the shares by any methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the shares or to or through a market maker. The Company is not obligated to sell shares and the agreement may be terminated by the Company or the agent with minimal notice. No shares were offered or sold pursuant to the agreement during the quarter ended March 31, 2013.

10.	Income Taxes

The Company’s tax provision for the quarter ended March 31, 2013 is $38,000 which relates primarily to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Net loss	$(17,187)	$(11,811)

Shares used to compute basic and diluted net loss per share	67,296	60,497

Basic and diluted net loss per share	$(0.26)	$(0.20)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2013	2012
Stock options outstanding	8,351	7,762
Unvested restricted stock units	1,838	979
Estimated shares to be issued under the employee stock purchase plan	155	151

12.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

The changes in accumulated other comprehensive income (loss) for the period are as follows:

	Unrealized Gain (Loss) on Investments	Cumulative Translation Adjustment	Total
Balance at December 31, 2012:	$(529)	$(49)	$(578)
Other comprehensive income (loss) before reclassifications	81	(29)	52
Amounts reclassified from accumulated other comprehensive income (loss)	586	—	586

Balance at March 31, 2013:	$138	$(78)	$60

The reclassification relates to an other than temporary impairment loss on the Company’s investment in Luna common stock as more fully discussed in Note 3. The amount was reclassified to interest and other expense, net in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements include, among others, statements regarding our strategies and expectations regarding our future revenues, cost of revenues and other expenses and losses. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q.

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in electrophysiology procedures. Our Magellan™ Robotic System is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system and Magellan Robotic System. To date, we have incurred net losses in each year since our inception and, as of March 31, 2013, we had an accumulated deficit of $314.1 million. We expect our losses to continue through at least 2013 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

In November 2009, we entered into agreements with Philips Medical Systems Nederland B.V., a Philips Healthcare company, or Philips, to co-develop integrated products. In December 2009, we entered into an extended joint development agreement with Philips. Under the terms of the extended joint development agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Magellan Robotic System. The Magellan Robotic System does not include our Sensei system or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the Agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Magellan Robotic System and will receive royalties based on sales of the Magellan Robotic System subject to caps. In February 2011, we amended the extended joint development agreement. The amendment of the extended joint development agreement increased the amount of funding provided by Philips for the development of the Magellan Robotic System and extended and increased certain royalty fees to be paid to Philips based on sales of the Magellan Robotic System subject to caps. Funding received from Philips under this agreement including $8.0 million received from the original agreement and $6.0 million associated with the amendment in February 2011 was recognized in 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the three months ended March 31, 2013.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. Beginning in the fourth quarter of 2011, our revenues also include sales of our Magellan Robotic System. In the third quarter of 2012, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by new health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

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

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system, Magellan Robotic System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred. We expect research and development expenses for the remainder of 2013 to decline over 2012 levels as we focus on commercializing our existing products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses. We expect our selling, general and administrative expenses for the remainder of 2013, net of stock-based compensation charges, to increase compared with 2012 levels as we continue to actively manage our general and administrative employee costs while maintaining our sales and clinical support groups which we believe are necessary for the continued commercialization of our electrophysiology products and the introduction of our Magellan Robotic System.

Our operating expenses will increase in 2013 as compared to 2012 also due to the 2.3% excise tax imposed on the sale of certain medical devices in the United States which began on January 1, 2013 as part of the Affordable Care Act.

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended March 31,
	2013	2012
Cost of revenues	$120	$(15)
Research and development	333	(82)
Selling, general and administrative	687	376

Total	$1,140	$279

Total stock-based compensation for the first quarter of 2012 included a $740,000 reduction in expense resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to the quarter ended March 31, 2012 or prior periods. Excluding the effect of the $740,000 expense reduction, total stock-based compensation for the first quarter of 2013 increased slightly compared to the first quarter of 2012 primarily to more awards in the first quarter of 2013 compared to the first quarter of 2012.

Results of Operations

Comparison of the quarter ended March 31, 2013 to the quarter ended March 31, 2012

Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$1,626	$3,281	$(1,655)	(50)%
Service	1,325	1,373	(48)	(4)%

Total revenues	$2,951	$4,654	$(1,703)	(37)%

Product revenue in the first quarter of 2013 included the recognition of revenue on one Sensei robotic system and 592 catheters. Product revenue in the first quarter of 2012 included the recognition of revenue on four robotic systems (two Sensei robotic systems and two Magellan Robotic Systems) and 574 catheters. The decline in product revenue was primarily due to a 75% decrease in systems sold, partially offset by the 3% increase in catheters sold.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by health care reform legislation that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$1,859	$3,471	$(1,612)	(46)%
Service	623	451	172	38%

Total cost of revenues	$2,482	$3,922	$(1,440)	(37)%
As a percentage of revenues	84.1%	84.3%
Gross profit	$469	$732	$(263)	(36)%
As a percentage of revenues	15.9%	15.7%

Gross profit for the first quarter of 2013 was $469,000, or 16% of revenues, compared to $732,000, or 16% of revenues in the first quarter of 2013. The flat gross margin percentage in the first quarter of 2013 compared to the first quarter of 2012 was primarily driven by a decline in system unit volume as systems have higher gross margins. These items were offset by lower costs to manufacture our products and a higher proportion of service revenue as a percent of total revenue.

Specifically, the number of robotic systems recognized as revenue decreased 75% in the first quarter of 2013 compared to the first quarter of 2012. The number of catheters sold increased by 3% in the first quarter of 2013 compared to the first quarter of 2012.

We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Research and development	$4,112	$4,298	$(186)	(4)%

Research and development expenses in the first quarter of 2013 were lower compared to the first quarter of 2012 due to reduced costs associated with our Magellan Robotic System and other product development initiatives of approximately $0.6 million, partially offset by an increase of $0.4 million in stock-based compensation. Stock compensation in the first quarter of 2012 includes a reduction in expense of $0.4 million from an out of period adjustment.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Selling, general and administrative	$7,418	$7,359	$59	1%

Selling, general and administrative expenses were flat in the first quarter of 2013 compared to the first quarter of 2012. Decreases in commission expense as a result of lower sales volume and other employee-related expenses totaling approximately $0.8 million were offset by increases in professional fees, primarily for legal costs due to increased patent application activity of approximately $0.6 million, and stock-based compensation expense of approximately $0.3 million. Stock compensation in the first quarter of 2012 includes a reduction in expense from an out of period adjustment of $0.2 million.

We expect our selling, general and administrative expenses for the remainder of 2013, net of stock-based compensation charges, to increase compared with 2012 levels primarily as a result of our plans to grow our sales and clinical support groups which we believe are necessary for the continued commercialization of our Magellan Robotic System, increased adoption of our Sensei Robotic System, as well as the 2.3% excise tax on the sale of certain medical devices in the United States which began on January 1, 2013 as part of the Affordable Care Act.

Loss on Settlement of Litigation

On May 9, 2013, the parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by our insurer and other sources. We will fund the remaining portion by issuing $4.25 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final court approval of the settlement of the class action, and paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million for the quarter ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of March 31, 2013. The settlement is subject to court approval. While the timing of the court decision is uncertain, we expect to receive court approval of the settlement within approximately six months.

Interest Income

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest income	$10	$21	$(11)	(52)%

Interest income from cash, cash equivalents and investments decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower levels of invested cash and cash equivalents.

Interest and Other Expense, net

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest and other expense, net	$(1,598)	$(907)	$691	76%

Interest and other expense, net increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the $586,000 write down of our equity investment in Luna Technologies as well as foreign exchange losses.

Income Tax Expense

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Income tax expense	$(38)	$—	$38	100%

Income tax expense increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in taxable income in foreign jurisdictions. We expect income tax expense to continue to increase in 2013 over 2012 levels.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of March 31, 2013 we had an accumulated deficit of $314.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds

In December 2011 we entered into a $30.0 million loan and security agreement with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.00% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.50% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits our ability to do any of the following:

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of March 31, 2013, we were in compliance with all financial covenants.

Cash flow activity for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended March 31,
	2013	2012
Cash used in operating activities	$(9,920)	$(13,663)
Cash provided by investing activities	6,626	5,905
Cash provided by financing activities	114	180

Net decrease in cash and cash equivalents	$(3,180)	$(7,578)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first quarter of 2013 and 2012 primarily reflects the net loss for those periods, exclusive of loss on settlement of litigation, depreciation and amortization and stock-based compensation. Net cash used in operating activities for the first quarter of 2013 benefited from a decrease in accounts receivable of $1.9 million, which was offset by an increase in inventory of $1.6 million. Net cash used in operating activities for the first quarter of 2012 was negatively impacted by increases in accounts receivable and inventory and a decrease in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first quarter of both 2013 and 2012 primarily relates to the net proceeds from sale of investments as we managed our investment portfolio to provide liquidity and interest income.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first quarter of both 2013 and 2012 is related to the proceeds from the exercise of stock options.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. We anticipate our existing cash, cash equivalents and short-term investment balances as of March 31, 2013, the interest income we earn on these balances and the amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for at least the next twelve months. In order to meet our anticipated cash requirements, we may raise additional funding at any time by selling equity or debt securities, including through our at-the-market arrangement, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating leases — real estate	$3,623	$1,563	$2,060	$—
Debt, including interest	35,930	6,578	27,040	2,312

Total	$39,553	$8,141	$29,100	$2,312

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2013, the fair value of our cash, cash equivalents and short-term investments was approximately $31.3 million, all of which will mature in one year or less. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk on our investments.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the quarter ended March 31, 2013, sales denominated in foreign currencies were approximately 22% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $65,000 in revenues for the first quarter of 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2013, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following our October 19, 2009 announcement that we would restate certain of our financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming us and certain of our officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleges, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding our financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of our revenue and financial results and/or artificially inflated our stock price; and that following our October 19, 2009 announcement, the price of our stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints seek certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in our stock price following the October 19, 2009 announcement, also alleges that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs allege were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motion to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of our current and former directors and former auditor. We filed an opposition to lead plaintiffs’ motion on February 11, 2013.

On May 9, 2013, the parties entered into a stipulation of settlement pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by our insurer and other sources. We will fund the remaining portion by issuing $4.25 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final court approval of the settlement of the class action, and paying $250,000 in cash. The settlement is subject to court approval. While the timing of the court decision is uncertain, we expect to receive court approval of the settlement within approximately six months.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, received FDA clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012, respectively, for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Lynx catheter in July 2010, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011 and for our Artisan Extend Control Catheter in December 2012. We received FDA clearance for the commercialization of our Magellan Robotic System and Magellan Robotic Catheter in June 2012. As of March 31, 2013, we have also received regulatory approvals for our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand and for our Magellan Robotic System and Magellan Robotic Catheter in Australia, Canada, and Saudi Arabia. Our Canadian license for the Sensei system, which was issued in December 2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

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

We have experienced substantial net losses since our inception in late 2002. As of March 31, 2013, we had an accumulated deficit of $314.1 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of March 31, 2013, our cash and cash equivalents and investments total $31.3 million. We incurred an operating loss of $15.6 million and had negative cash flows from operations of $9.9 million for the three months ended March 31, 2013. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with Oxford and SVB which require us to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. We anticipate our existing cash, cash equivalents and short-term investment balances, the interest income we will earn on these balances in addition to the estimated amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to continue operations, we need to either obtain sufficient additional financing or adopt additional cost-cutting measures to sufficiently extend our cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may do so at any time by selling additional equity or debt securities, including through the at-the-market arrangement, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

As of March 31, 2013, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

Our promotional materials and training methods regarding surgeons must comply with FDA and other applicable laws and regulations. Both our Magellan and Sensei systems are cleared by the FDA for defined uses. We believe that the specific procedures for which our products are marketed fall within the scope of the applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for certain specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties.

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

For all of our products, including both the Sensei and Magellan systems, we believe that the way in which they are marketed is consistent with the FDA clearance. However, the FDA could disagree and require us to stop promoting our products for certain procedures until we obtain FDA clearance or approval for them. In addition, FDA could require us to generate and submit significant safety and efficacy data to support use in those procedures for which the agency requires clearance or approval. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another governmental authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $9.9 million in the quarter ended March 31, 2013. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August, 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. This Agreement was amended in April, 2012, and will expire in December, 2013 unless extended by mutual agreement of the parties. If the agreement is not extended, we may be unable to maintain our ability to offer integration with the EnSite Velocity System with new system sales, or to maintain compatibility with updated or upgraded versions of Ensite Velocity, which could adversely affect our revenues.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013 and determined that our internal control was effective as of that date, as more fully set forth in Part I, Item 4 of this Form 10-Q. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

We are a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former officers and directors are defendants in a federal securities class action lawsuit. We have agreed to settle the lawsuit. The lawsuit and the terms of the proposed settlement are described in Part II Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q.

If the settlement is not approved by the court, we will continue to be subject to risk associated with the litigation. Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of the lawsuit. Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

Prior to its final resolution, this lawsuit will result in substantial expenses for legal, accounting, tax and other professional services for which insurance funds are not available and will divert management’s attention from our business. In addition, there is the potential for additional stockholder litigation and governmental investigations, the possibility of governmental enforcement actions and the possibility that the restatement could impact our relationship with customers and our ability to generate revenue.

Indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect our ability to defend claims for which we may be liable, our results of operations, our financial condition and our cash flows.

Several former officers are the defendants in the pending class action lawsuit related to the restatement of our financial statements that is presently awaiting settlement approval by the United States District Court for the Northern District of California. Two individuals previously employed by Hansen are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named in the future as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers, employees and directors in relation to these matters. In addition, we have contractual indemnification obligations to the underwriters of our April 2008, April 2009 and April 2010 public offerings of shares of our common stock and pursuant to our March 2013 agreement for at-the-market sales of our common stock. Some of these advancement and indemnification obligations may not be covered by our directors’ and officers’ insurance policies or may exceed the coverage limits of those policies. If we incur significant uninsured advancement or indemnity obligations, this could have a material adverse effect on our ability to defend claims for which we may be liable, our results of operations, our financial condition and our cash flows.

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

In the quarter ended March 31, 2013, approximately 36% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 22% of our total revenues for the quarter ended March 31, 2013 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $65,000 in revenues in the quarter ended March 31, 2013.

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

Some states require healthcare providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Sensei and Magellan systems. In many cases, a limited number of these certificates are available and, as a result, hospitals and other healthcare providers may be unable to obtain a certificate of need for the purchase of our Sensei and Magellan systems. Further, our sales cycle for our system is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive reimbursement from government-sponsored healthcare programs such as Medicare and Medicaid and other third-party payors. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored healthcare programs, could cause our sales to decline.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 26, 2013, our stock price has fluctuated from a low of $1.24 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of April 26, 2013, our five largest stockholders collectively owned approximately 40 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 0.4 percent of the outstanding shares of our common stock as of April 26, 2013. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Litigation Settlement and Unregistered Sale of Securities

On May 9, 2013, the Company entered into a stipulation of settlement (the “Stipulation”) to settle the consolidated securities class-action lawsuit related to the restatement of the Company’s financial statements that was first announced in October 2009. Upon final court approval, all defendants, including the Company, will receive a full and complete release of all claims in the previously disclosed securities class action.

Under the terms of the Stipulation, the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by the Company’s insurers and other sources. The Company will fund the remaining portion by issuing $4.25 million worth of its common stock, the number of shares to be determined based on the average closing price of the Company’s stock for the 10 trading days preceding final court approval of the settlement of the class action (the “Settlement Shares”), and paying $250,000 in cash. The settlement is subject to the satisfaction of various conditions, including approval by the United States District Court for the Northern District of California, which the Company expects to receive within approximately six months.

It is a condition to the effectiveness of the Stipulation that the Court approve the terms and conditions of the issuance of the Settlement Shares after a hearing upon the fairness of such terms and conditions at which the claim holders have the right to appear. The issuance of the Settlement Shares is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) of such Act, as an issuance of securities in exchange for bona fide outstanding claims where the terms and conditions to such issuance are approved by a court after hearing upon the fairness of such terms and conditions.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.

10.89(4)	Controlled Equity OfferingSM Sales Agreement, dated March 15, 2013, by and between the Registrant and Cantor Fitzgerald & Co.

10.90+	Waiver by Bruce J Barclay, dated March 27, 2013.

10.91+	Form of Retention Agreement for executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on March 18, 2013 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2013	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)