Form 10-Q
period 2013-06-30
HANSEN MEDICAL INC
filed 2013-08-09
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2013 was 67,751,533.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,338	$32,749
Short-term investments	1,737	8,424
Accounts receivable, net	4,383	5,235
Inventories	11,100	9,134
Deferred cost of revenues	603	167
Prepaids and other current assets	1,701	1,765
Total current assets	38,862	57,474
Property and equipment, net	4,617	6,040
Other assets	750	578
Total assets	$44,229	$64,092

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,779	$3,056
Accrued liabilities	3,837	3,322
Accrued legal settlement (Note 7)	4,500	—
Current portion of deferred revenue	2,729	2,702
Current portion of long-term debt	10,898	5,156
Total current liabilities	26,743	14,236
Deferred revenue, net of current portion	432	68
Long-term debt, net of current portion	18,668	24,261
Other long-term liabilities	838	788
Total liabilities	46,681	39,353
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 200,000 shares; issued and outstanding: 67,752 and 67,078 shares at June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	325,060	322,252
Accumulated other comprehensive income (loss)	56	(578)
Accumulated deficit	(327,575)	(296,942)
Total stockholders’ (deficit) equity	(2,452)	24,739
Total liabilities and stockholders’ (deficit) equity	$44,229	$64,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$2,034	$2,227	$3,660	$5,508
Service	1,309	1,308	2,634	2,681
Total revenues	3,343	3,535	6,294	8,189
Cost of revenues:
Product	2,108	2,239	3,967	5,710
Service	659	543	1,282	994
Total cost of revenues	2,767	2,782	5,249	6,704
Gross profit	576	753	1,045	1,485
Operating expenses:
Research and development	4,478	4,562	8,590	8,860
Selling, general and administrative	8,597	6,769	16,015	14,128
Loss on settlement of litigation (Note 7)	—	—	4,500	—
Total operating expenses	13,075	11,331	29,105	22,988
Loss from operations	(12,499)	(10,578)	(28,060)	(21,503)
Interest income	4	21	14	42
Interest and other expense, net	(936)	(919)	(2,534)	(1,826)
Loss before income taxes	(13,431)	(11,476)	(30,580)	(23,287)
Income tax expense	(15)	—	(53)	—
Net loss	$(13,446)	$(11,476)	$(30,633)	$(23,287)
Basic and diluted net loss per share	$(0.20)	$(0.19)	$(0.45)	$(0.38)
Shares used to compute basic and diluted net loss per share	67,615	61,209	67,456	60,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(13,446)	$(11,476)	$(30,633)	$(23,287)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	(14)	(387)	653	(472)
Foreign currency translation adjustment	10	(24)	(19)	(12)
Change in other comprehensive income (loss)	(4)	(411)	634	(484)
Comprehensive loss	$(13,450)	$(11,887)	$(29, 999)	$(23,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(30,633)	$(23,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	4,500	—
Depreciation and amortization	1,598	1,646
Stock-based compensation	2,420	1,292
Amortization of common stock warrants	149	130
Loss on disposal of fixed assets	—	1
Unrealized losses on investments	634	27
Changes in operating assets and liabilities:
Accounts receivable	852	780
Inventories	(1,966)	(1,713))
Deferred cost of revenues	(436)	651
Prepaids and other current assets	(215)	400
Other long-term assets	93	38
Accounts payable	1,723	(280))
Accrued liabilities	487	(822))
Deferred revenue	391	(1,630))
Other long-term liabilities	79	144
Net cash used in operating activities	(20,324)	(22,623)
Cash flows from investing activities:
Purchase of property and equipment	(179)	(351))
Proceeds from sales and maturities of short-term investments	6,704	13,312
Purchase of investments	—	(6,869)
Net cash provided by investing activities	6,525	6,092)
Cash flows from financing activities:
Proceeds from exercise of common stock options	114	230
Proceeds from employee stock purchase plan	287	384
Withholding taxes paid on vested restricted stock units	(13)	—
Net cash provided by financing activities	388	614
Net decrease in cash and cash equivalents	(13,411)	(15,917))
Cash and cash equivalents at beginning of period	32,749	36,520
Cash and cash equivalents at end of period	$19,338	$20,603

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

The Company’s products include the Sensei® Robotic Catheter System (the “Sensei system”) and its related Artisan®, Artisan® Extend, and Lynx® catheters and the newly developed Magellan™ Robotic System for use in the vasculature and its related Magellan™ Robotic Catheter. The Company received CE Mark approval for its Sensei system in the fourth quarter of 2006 and, in the second quarter of 2007, received CE Mark approval for its Artisan catheters and also received U.S. Food & Drug Administration (“FDA”) clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. As a result of obtaining the necessary regulatory approvals, the Company recorded its initial product revenues in the second quarter of 2007. The Company received CE Mark approval for the Lynx catheter in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012 and FDA clearance for our Artisan Extend Control Catheter in August 2012 and a CE Mark for our Artisan Extend Control Catheter in December 2012.

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

In August 2013, the Company sold 28,455,284 shares of its common stock and warrants to purchase 34,146,339 shares of common stock in a private placement, resulting in net proceeds of approximately $36.5 to $36.9 million after deducting placement fees and estimated offering expenses. See Note 13.

In light of the August 2013 private placement, the Company is re-evaluating its July 2013 debt financing arrangement, in which the Company entered into a $33.0 million loan and security agreement (the “White Oak Loan Agreement”) with White Oak Global Advisors, LLC (“White Oak”) as a lender and as collateral agent for the lenders under the White Oak Loan Agreement, and the Company has deferred funding under the White Oak Loan Agreement pending its re-evaluation of the agreement. See Note 13.

From inception to June 30, 2013, the Company has incurred losses totaling approximately $327.6 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant uncertainty related to current economic and capital market conditions and the related impact of those conditions on the capital equipment market. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. Following the closing of the Company’s private placement in August 2013, as more fully described in Note 13, Sale of Equity in Private Placement, the Company anticipates its existing cash, cash equivalents and short-term investment balances and the interest income it will earn on these balances in addition to the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. The Company may need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all. Nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing or funding arrangements do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

•	Delivery.

♦	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

♦
Customer Service Revenue. The Company recognizes customer service revenue from the sale of product maintenance plans. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

♦
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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard will be effective for the Company beginning January 1, 2014. The Company is currently evaluating the effects of adoption, but does not anticipate it will have a significant impact upon the Company’s consolidated financial statements.

3.	Investments and Fair Value Measurements

The amortized cost and fair value of investments, with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash Equivalents	Short-term Investments
June 30, 2013:
Money market funds	$18,148	$—	$—	$18,148	$18,148	$—
Corporate equity securities	1,572	177	(12)	1,737	—	1,737
Total	$19,720	$177	$(12)	$19,885	$18,148	$1,737

December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466	$31,466	$—
Corporate debt and commercial paper	6,704	—	—	6,704	—	6,704
Corporate equity securities	2,158	132	(661)	1,629	—	1,629
Total	$40,328	$132	$(661)	$39,799	$31,466	$8,333

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations’ common stock was other than temporary. As such, during the third quarter of 2010, the Company wrote down the value of that investment and recorded a loss of $1,926,000 in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further wrote down the value of the Luna investment and recorded an additional loss of $337,000 in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional write down of the investment and recorded an additional loss of $586,000 in other expense on the condensed consolidated statement of operations. No investments have been in an unrealized loss position for longer than twelve months.

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

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Investment instruments valued using Level 1 inputs include money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement, which are currently marketable.

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

Warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and certain of the corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the initial three-year life of the warrant, which were then valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability during the period in which they are unregistered. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies. The inputs used to determine the value of these securities are subjective. Changes in these unobservable inputs would have an impact on the reported value of these securities. All warrants were exercised as of June 30, 2013.

The fair value hierarchy of the Company’s cash equivalents and short-term investments at June 30, 2013 is as follows (in thousands):

	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	(Level 3 Inputs)
June 30, 2013:
Money market funds	$18,148	$—	$—	$18,148
Corporate equity securities	1,737	—	—	1,737
Total	$19,885	$—	$—	$19,885

December 31, 2012:
Money market funds	$31,466	$--	$--	$31,466
Corporate debt and commercial paper	--	6,704		6,704
Corporate equity securities	1,629	-		1,629
Warrants to purchase corporate equity securities	--	--	91	91
Total	$33,095	$6,704	$91	$39,890

4.	Inventories (in thousands)

	June 30, 2013	December 31, 2012
Raw materials	$3,601	$3,333
Work in process	3,702	3,644
Finished goods	3,797	2,157
Total	$11,100	$9,134

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

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of June 30, 2013, future minimum payments under the leases are as follows (in thousands):

Periods ending December 31,	Future Minimum Lease Payments
2013 (remainder of year)	$1,044
2014	1,974
2015	90
Total	$3,108

Rent expense on a straight-line basis was $557,000 and $ 1,171,000, respectively, for the three and six months ended June 30, 2013 and $575,000 and $1,113,000, respectively, for the three and six months ended June 30, 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$9	$11	$9	$12
Accruals for warranties issued during the period	68	15	160	35
Warranty costs incurred during the period	(68)	(17)	(160)	(38)
Balance at end of period	$9	$9	$9	$9

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleged, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints sought certification as a class action and unspecified compensatory damages plus interest and attorneys fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleged that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs alleged were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of Hansen’s current and former directors and Hansen’s former auditor. Hansen filed an opposition to lead plaintiffs’ motion on February 11, 2013.

On May 9, 2013, the parties entered a stipulation of settlement pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by the Company’s insurer and other sources. The Company will fund the remaining portion by issuing $4.25 million worth of the Company’s common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. The Company recorded a loss on litigation settlement of $4.5 million in its first quarter ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of June 30, 2013. The settlement is subject to Court approval.  On July 25, 2013, the Court granted preliminary approval of the settlement and scheduled a hearing on November 21, 2013, at which the Company expects the Court will grant final approval.

8.	Long-term Debt

In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC (“Oxford”), Silicon Valley Bank (“SVB”) and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by SVB. In connection with the loan and security agreement, the Company and SVB terminated their previous loan agreement and the Company used approximately $3.4 million of the proceeds to pay off their existing obligations on that loan. Under the agreement, the Company is obligated to pay interest only on the loan through June 30, 2013. The loan bears interest at a stated rate of 9.45% and includes a final interest payment of 3.95% of the original principal. Payments on the loan continue through January 1, 2016. At the Company’s option, it may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.0% of the principal amount of the loan then outstanding if the prepayment is made on before the second anniversary of the funding of the loan or (b) 1.5% of the principal amount of the loan then outstanding if the prepayment is made after the second anniversary of the funding of the loan.

In connection with the execution of the loan and security agreement, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $868,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and is being amortized to interest expense using the effective interest rate method over the term of the loan. A total of $75,000 and $149,000 was amortized to interest expense in the three and six months ended June 30, 2013. A total of $58,000 and $130, 000 was amortized to interest expense in the three and six months ended June 30, 2012.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof, and the Company agreed to a negative pledge on its intellectual property. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an unconditional guaranty and a security agreement with the Collateral Agent pursuant to which they guaranteed the Company’s obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. The Company additionally agreed to pledge to Oxford and SVB shares of each of its direct and indirect subsidiaries as collateral for the loan. The Company is also subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In addition, subject to certain exceptions, the Company is required to maintain its primary deposit accounts, securities accounts and commodities with SVB and to do the same for each of its domestic subsidiaries. In the event the Company were to violate any covenants or if Oxford or SVB believes that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle Oxford or SVB to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2013, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of June 30, 2013 are as follows (in thousands):

2013 (remainder of year)	$5,870
2014	13,520
2015	13,520
2016	2,312
Total remaining payments	35,222
Less: Amount representing interest	(5,222)
30,000
Less: Unamortized discount	(434)
29,566
Less: Current portion of long-term debt	(10,898)
Long-term debt, net of current portion	$18,668

The fair value of the Company’s long-term debt was estimated to be $29.4 million at June 30, 2013 based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies which include significant unobservable inputs, which constitute Level 3 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

In July 2013, the Company entered into a new loan and security agreement as described in Note 13, Subsequent Events. The White Oak Loan Agreement has not funded and the Company is re-evaluating the agreement in light of the private placement transaction discussed in Note 13.

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$143	$129	$263	$114
Research and development	354	227	687	145
Selling, general and administrative	783	657	1,470	1,033
Total	$1,280	$1,013	$2,420	$1,292

Total stock-based compensation for the first six months of 2012 included a $740,000 reduction in expense resulting from an out of period adjustment related to compensation recorded in prior periods for the Company’s employee stock purchase plan. This out of period correction which was recorded in the quarter ended March 31, 2012 is not material to the six months ended June 30, 2012.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the following assumptions:

Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected volatility	81%-83%	87%-89%	81%-89%	61%-89%
Risk-free interest rate	0.9%-1.2%	0.6%-0.7%	0.6%-1.2%	0.6%-1.0%
Expected term (in years)	4.42	4.44	4.38-4.42	4.44-4.75
Expected dividend rate	0%	0%	0%	0%

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model, based on the following assumptions:

Three and six months ended June 30, 2012

Non-Employee Stock Options:
Expected volatility	106%
Risk-free interest rate	0.2%
Contractual term (in years)	1.00
Expected dividend rate	0%

No options were granted to non-employees during 2013.

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three and six months ended June 30,
	2013	2012
Expected volatility	57%-72%	62%-110%
Risk-free interest rate	0.07%-0.1%	0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 1, 2013	7,176	$3.97
Options granted	1,619	$2.10
Options exercised	(53)	$2.13
Options cancelled	(406)	$4.10
Balance, June 30, 2013	8,336	$4.05	4.92	$19

Options vested at June 30, 2013	3,919	$5.99	3.71	$14

As of June 30, 2013, total unamortized stock-based compensation related to unvested stock options was $5,453,000, with a weighted-average recognition period of 2.5 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance, January 1, 2013	1,365	$3.03
Awarded	1,223	$2.03
Vested	(429)	$3.08
Cancelled	(438)	$2.59
Balance, June 30, 2013	1,721	$2.01

As of June 30, 2013, 2,812,000 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

Equity Sales Agreement

In March 2013, the Company executed an ‘at the market’ agreement pursuant to which the Company may offer and sell shares of common stock up to an aggregate offering price of up to $25.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the agreement, the agent may sell the shares by any methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the shares or to or through a market maker. During July 2013, the Company exercised its right to terminate the agreement. No shares were offered or sold pursuant to the agreement.

In August 2013, the Company sold 28,455,284 shares of its common stock and warrants to purchase 34,146,339 shares of common stock in a private placement, resulting in net proceeds of approximately $36.5 to $36.9 million after deducting placement fees and estimated offering expenses, as described in Note 13.

10.	Income Taxes

The Company’s tax provision for the three and six months ended June 30, 2013 is $15,000 and $53,000, respectively, which relate primarily to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(13,446)	$(11,476)	$(30,633)	$(23,287)

Shares used to compute basic and diluted net loss per share	67,615	61,209	67,456	60,853

Basic and diluted net loss per share	$(0.20)	$(0.19)	$(0.45)	$(0.38)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2013	2012
Stock options outstanding	8,336	7,845
Unvested restricted stock units	1,721	950
Estimated shares issuable under the employee stock purchase plan	54	33
Warrants	661	661

12.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

The changes in accumulated other comprehensive income (loss) for the period, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$60	$46	$(578)	$119
Unrealized gain (loss) on investments	(14)	(387)	67	(472)
Cumulative translation adjustment	10	(24)	(19)	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	586	—
Balance at end of period	$56	$(365)	$56	$(365)

The reclassification relates to an other-than -temporary impairment loss on the Company’s investment in Luna common stock as more fully discussed in Note 3. The amount was reclassified in the quarter ended March 31, 2013, to interest and other expense, net in the accompanying condensed consolidated statements of operations.

13.	Subsequent Events

Sale of Equity in a Private Placement

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock (the “Shares”) at a per Share price of $1.23 and warrants (the “Warrants”) to purchase an aggregate of 34,146,339 shares of common stock at a per Warrant price of $0.125 in a private placement transaction (the “Investment”). The Warrants are comprised of the following three series: Series A Warrants exercisable for an aggregate of 11,382,113 shares of common stock, with an exercise price equal to $1.23, Series B Warrants exercisable for an aggregate of 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share, and Series C Warrants exercisable for an aggregate of 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share. The closing occurred in August, 2013, resulting in net proceeds of approximately $36.5 to $36.9 million after deducting placement fees and estimated offering expenses. At the closing of the private placement, the Company entered into an Investor Rights Agreement with the purchasers of the Shares and Warrants in which the Company agreed to file a registration statement covering resales of the Shares and the purchasers agreed not buy or sell any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions.

New Debt Agreement

In July 2013, the Company entered into a loan and security agreement (the “White Oak Loan Agreement”) with White Oak Global Advisors, LLC, as a lender (“Lender”) and as collateral agent for the lenders thereunder to provide the Company with a term loan in the original principal amount of $33.0 million. The loan bears interest at a rate of (a) 11.0% per annum, payable in cash quarterly; and (b) 3.0% per annum, payable in kind quarterly, through addition of such interest to the Loan principal on the interest payment date.

The White Oak Loan Agreement has not funded and the Company is re-evaluating the agreement in light of the private placement transaction discussed above. In the event the White Oak Loan Agreement is funded, the loan due to Oxford and SVB will be retired in its entirety and approximately $31.4 million will be paid to Oxford and SVB from the White Oak Loan Agreement proceeds to satisfy amounts due, including a 3.0% prepayment on all outstanding principal as required under the loan with to Oxford and SVB.

In the event the White Oak Loan Agreement is funded, the Company will be obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At the Company’s option, the Company may prepay all or a portion of the outstanding principal balance, subject to paying (i) a prepayment fee of (a) 5.0% of the principal amount of the loan prepaid if the Company’s prepayment is made on or before the first anniversary of the funding date or if an event of default exists; (b) 4.0% of the principal amount of the loan prepaid if the Company’s prepayment is made after the first anniversary of the funding date but on or before the second anniversary of the funding date; (c) 3.0% of the principal amount of the loan prepaid if the Company’s prepayment is made after the second anniversary of the funding date but on or before the third anniversary of the funding date; (d) 2.0% of the principal amount of the loan prepaid if the Company’s prepayment is made after the third anniversary of the funding date but on or before the fourth anniversary of the funding date; or (e) 1.0% of the principal amount of the loan prepaid if the Company’s prepayment is made after the fourth anniversary of the funding date, and (ii) if the prepayment is made prior to the first anniversary of the funding date, interest that would accrue through the first anniversary on the principal amount of the loan prepaid.

In the event the White Oak Loan Agreement is funded, the Company will pay the lenders a facility fee of $990,000 and also lenders’ expenses (including reasonable attorney’s fees) incurred in connection with the loan. During the term of the loan the Company would pay certain annual servicing, administration and monitoring fees of $32,000 annually on the anniversary date. The White Oak Loan Agreement contains customary events of default, including if the Company fails to make a payment on its due date, fails to perform specified obligations, fails to comply with certain covenants in the White Oak Loan Agreement, experiences a material adverse change, or becomes insolvent. In the event the White Oak Loan Agreement is funded, the Company shall grant the lenders a first priority security interest in substantially all of the Company’s assets now owned or hereafter acquired, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., shall guarantee the Company’s obligations under the loan and shall grant first priority security interests in their assets to secure their guarantee obligations. The Company shall additionally agree to pledge to the lender shares of each of our direct and indirect subsidiaries as collateral for the loan.

In the event the White Oak Loan Agreement is funded, the Company shall be subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity, consisting of at least $13 million in cash and investments of which $5 million of which shall be restricted funds subject to lenders’ control, and up to $2 million in certain accounts receivable. Additionally, the White Oak Loan Agreement limits the Company’s ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interests; make payments on any subordinated debt; make material changes to its core business or the core business of any of its subsidiaries; enter into transactions with any of its affiliates outside of the ordinary course of business; or permit its subsidiaries to do the same. The Company would also be required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets as described in the White Oak Loan Agreement.

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

We were formerly known as Autocath, Inc. and were incorporated in Delaware on September 23, 2002. In March 2007, we established Hansen Medical UK Ltd, a wholly-owned subsidiary located in the United Kingdom and, in May 2007, we established Hansen Medical Deutschland, GmbH, a wholly-owned subsidiary located in Germany. Since inception, we have devoted the majority of our resources to the development and commercialization of our Sensei system and Magellan Robotic System. To date, we have incurred net losses in each year since our inception and, as of June 30, 2013, we had an accumulated deficit of $327.6 million. We expect our losses to continue through at least 2013 as we continue to expand the commercialization of our Sensei system, our Magellan Robotic System and our catheters and continue to develop new products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies in the six months ended June 30, 2013.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation for executive, finance, sales, legal and administrative personnel, including sales commissions and stock-based compensation. Other significant expenses include costs associated with attending medical conferences, professional fees for legal services (including legal services associated with our efforts to obtain and maintain broad protection for the intellectual property related to our products) and accounting services, consulting fees and travel expenses, as well as the 2.3% excise tax on the sale of certain medical devices in the United States which began on January 1, 2013 as part of the Affordable Care Act.

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of revenues	$143	$129	$263	$114
Research and development	354	227	687	145
Selling, general and administrative	783	657	1,470	1,033
Total	$1,280	$1,013	$2,420	$1,292

Total stock-based compensation for the first half of 2012 included a $740,000 reduction in expense resulting from an out of period adjustment related to compensation recorded in prior periods for our employee stock purchase plan. This out of period correction which was recorded in the quarter ended March 31, 2012 is not material to the six months ended June 30, 2012. Excluding the effect of the $740,000 expense reduction, total stock-based compensation for the first half of 2013 increased slightly compared to the first half of 2012 primarily due to more awards in the first half of 2013 compared to the first quarter of 2012.

Results of Operations

Comparison of the quarter ended June 30, 2013 to the quarter ended June 30, 2012:

Revenues

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$2,034	$2,227	$(193)	(9)%
Service	1,309	1,308	1	—%
Total revenues	$3,343	$3,535	$(192)	(5)%

Product revenue in the second quarter of 2013 included the recognition of revenue on one Sensei systems and 875 catheters. Product revenue in the second quarter of 2012 included the recognition of revenue on two Sensei systems and 704 catheters. The decline in product revenue was primarily due to a 50% decrease in systems sold, partially offset by the 24% increase in catheters sold.

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

Cost of Revenues and Gross Profit

(Dollars in thousands)	Three Months Ended June,		Change
	2013	2012	$	%
Product	$2,108	$2,239	$(131)	(6)%
Service	659	543	116	21%
Total cost of revenues	$2,767	$2,782	$(15)	(1)%
As a percentage of revenues	82.8%	78.7%
Gross profit	$576	$753	$(177)	(24)%
As a percentage of revenues	17.2%	21.3%

Gross profit for the second quarter of 2013 was $576,000, or 17% of revenues, compared to $753,000, or 21% of revenues in the second quarter of 2012. The decline in gross margin in the second quarter of 2013 compared to the second quarter of 2012 was primarily driven by the 50% decline in system unit volume as systems have higher gross margins. Service costs increased in 2013 compared to 2012 due to higher costs as a result of a larger installed base of systems with greater utilization per system. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

(Dollars in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%
Research and development	$4,478	$4,562	$(84)	(2)%

Research and development expenses in the second quarter of 2013 were lower compared to the second quarter of 2012 due to reduced costs associated with our Magellan and other product development initiatives of approximately $0.5 million, partially offset by increases of $0.4 million in clinical trial costs.

Selling, General and Administrative

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Selling, general and administrative	$8,597	$6,769	$1,828	27%

Selling, general and administrative expenses increased the second quarter of 2013 compared to the second quarter of 2012. The increase resulted primarily due to an increase of $1.2 million in legal expenses associated with the settlement of the securities class action lawsuit, patent filing expenses and other corporate matters, and $0.6 million due to development of our global sales organization and related marketing activities in the quarter.

Interest Income

	Three Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest income	$4	$21	$(17)	(81	) %

Interest income from cash, cash equivalents and investments decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower levels of invested cash and cash equivalents.

Interest and Other Expense, net

(Dollars in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%
Interest and other expense, net	$(936)	$(919)	$17	2%

Interest and other expense, net increased in the second quarter of 2013 compared to the second quarter of 2012 primarily due foreign exchange losses.

Income Tax Expense

(Dollars in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%
Income tax expense	$(15)	$—	$15	100%

Income tax expense increased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to an increase in taxable income in foreign jurisdictions.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012:

Revenues

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$3,660	$5,508	$(1,848)	(34)%
Service	2,634	2,681	(47)	(2)%
Total revenues	$6,294	$8,189	$(1,895)	(23)%

Product revenue in the first half of 2013 included the recognition of revenue on two Sensei systems and 1,467 catheters. Product revenue in the first half of 2012 included the recognition of revenue on six robotic systems, including two Magellan Robotic Systems, and 1,278 catheters. The decline in product revenue was primarily due to a 66% decrease in systems sold, partially offset by the 15% increase in catheters sold.

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

Cost of Revenues and Gross Profit

(Dollars in thousands)	Six Months Ended June,		Change
	2013	2012	$	%
Product	$3,967	$5,710	$(1,743)	(31)%
Service	1,282	994	288	29%
Total cost of revenues	$5,249	$6,704	$(1,455)	(22)%
As a percentage of revenues	83.4%	81.9%
Gross profit	$1,045	$1,485	$(440)	(30)%
As a percentage of revenues	16.6%	18.1%

Gross profit for the first half of 2013 was $1,045,000, or 17% of revenues, compared to $1,485,000, or 18% of revenues in the first half of 2012. The decline was due to the decline in volume of systems sold as systems have higher gross margins, offset by lower costs to manufacture our products. Service costs increased in 2013 compared to 2012 due to higher costs as a result of a larger installed base of systems with greater utilization per system.

We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

(Dollars in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%
Research and development	$8,590	$8,860	$(270)	(3)%

Research and development expenses in the first half of 2013 were lower compared to the first half of 2012 due to reduced costs associated with our Magellan and other product development initiatives of approximately $1.1 million, offset by an increase of $0.8 million in clinical trial costs and related support expenses.

Selling, General and Administrative

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Selling, general and administrative	$16,015	$14,128	$1,887	13%

Selling, general and administrative expenses increased during the first half of 2013 compared to the first half of 2012. The increase resulted from increased legal expenses of approximately $2.0 million associated with the settlement of the securities class action lawsuit, patent filing expenses and corporate matters, as well as increased spending of $0.6 million for development of our global sales organization and related marketing activities. These increases were offset by savings of $0.7 million from operational realignments.

We expect our total operating expenses consisting of research and development, selling, general and administrative expenses, net of stock-based compensation charges, and exclusive of the loss on settlement of litigation, to increase compared with 2012 levels primarily as a result of our plans to grow our sales and clinical support groups which we believe are necessary for the continued commercialization of our Magellan Robotic System, increased adoption of our Sensei system, as well as the 2.3% excise tax on the sale of certain medical devices in the United States which began on January 1, 2013 as part of the Affordable Care Act.

Loss on Settlement of Litigation

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Loss on settlement of litigation	$4,500	$—	$4,500	100%

On May 9, 2013, the parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by our insurer and other sources. We will fund the remaining portion by issuing $4.25 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million for the quarter ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of June 30, 2013. The settlement is subject to Court approval. On July 25, 2013, the Court granted preliminary approval of the settlement and scheduled a hearing on November 21, 2013, at which time we expect the Court will grant final approval.

Interest Income

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest income	$14	$42	$(28)	(66	) %

Interest income from cash, cash equivalents and investments decreased in the first half of 2013 compared to the first half of 2012 primarily due to lower levels of invested cash and cash equivalents.

We expect interest income to increase for the remainder of 2013 as a result of investing the proceeds from our equity private placement.

Interest and Other Expense, net

(Dollars in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%
Interest and other expense, net	$(2,534)	$(1,826)	$708	39%

Interest and other expense, net increased in the first half of 2013 compared to the first half of 2012 primarily due to the $586,000 write down of our equity investment in Luna Innovations recorded in the first quarter of 2013 as well as foreign exchange losses.

Income Tax Expense

(Dollars in thousands)	Six Months Ended March 31,		Change
	2013	2012	$	%
Income tax expense	$(53)	$—	$53	100%

Income tax expense increased in the first half of 2013 compared to the first half of 2012 primarily due to an increase in taxable income in foreign jurisdictions. We expect income tax expense to continue to increase in 2013 over 2012 levels.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of June 30, 2013 we had an accumulated deficit of $327.6 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In August 2013, we sold 28,455,284 shares of common stock and warrants to purchase 34,146,339 shares of common stock in a private placement, resulting in net proceeds of approximately $36.5 to $36.9 million after deducting placement fees and estimated offering expenses.

In December 2011 we entered into a $30.0 million loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, or Oxford, Silicon Valley Bank and Oxford as the collateral agent, or Collateral Agent, with $20.0 million of the loan provided by Oxford and $10.0 million provided by Silicon Valley Bank. In connection with the loan and security agreement, we and Silicon Valley Bank terminated our previous loan agreement and we used approximately $3.4 million of the proceeds to pay off our existing obligations on that loan. We are obligated to pay interest only on the loan through June 30, 2013. We will make payments on the loan through January 1, 2016. At our option, we may prepay all of the outstanding principal balance, subject to a pre-payment fee of (a) 3.0% of the principal amount of the loan then outstanding if our prepayment is made on before the second anniversary of funding the loan or (b) 1.5% of the principal amount of the loan then outstanding if our prepayment is made after the second anniversary of funding the loan. The loan is collateralized by substantially all of our assets now owned or hereafter acquired, other than our intellectual property, and all proceeds and products thereof, and we agreed to a negative pledge on our intellectual property. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., entered into an Unconditional Guaranty and a Security Agreement with the Collateral Agent pursuant to which they guaranteed our obligations under the loan with a first priority security interest in their assets, excluding such subsidiaries’ intellectual property. We additionally agreed to pledge to Oxford and Silicon Valley Bank shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. The loan also limits our ability to do any of the following:

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

In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy. As of June 30, 2013, we were in compliance with all financial covenants.

In July 2013, we entered into a $33.0 million loan and security agreement (the “White Oak Loan Agreement”) with White Oak Global Advisors, LLC, or White Oak, as a lender and as collateral agent for the lenders under the White Oak Loan Agreement. In light of the Company’s August 2013 private placement, the Company is re-evaluating the White Oak Loan Agreement and has deferred the funding under the White Oak Loan Agreement

In the event the White Oak Loan Agreement is funded, we will be obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying (i) a prepayment fee of (a) 5.0% of the principal amount of the loan prepaid if our prepayment is made on or before the first anniversary of the funding date or if an event of default exists; (b) 4.0% of the principal amount of the loan prepaid if our prepayment is made after the first anniversary of the funding date but on or before the second anniversary of the funding date; (c) 3.0% of the principal amount of the loan prepaid if our prepayment is made after the second anniversary of the funding date but on or before the third anniversary of the funding date; (d) 2.0% of the principal amount of the loan prepaid if our prepayment is made after the third anniversary of the funding date but on or before the fourth anniversary of the funding date; or (e) 1.0% of the principal amount of the loan prepaid if our prepayment is made after the fourth anniversary of the funding date, and (ii) if the prepayment is made prior to the first anniversary of the funding date, interest that would accrue through the first anniversary on the principal amount of the loan prepaid.

In the event the White Oak Loan Agreement is funded, we shall pay to the lenders a facility fee of $990,000 as well as the lenders’ expenses (including reasonable attorney’s fees) incurred in connection with the Loan through and after the funding date. During the term of the loan we would pay certain annual servicing, administration and monitoring fees of $32,000 annually on the anniversary date. The White Oak Loan Agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the White Oak Loan Agreement, experience a material adverse change, or becomes insolvent. In connection with the White Oak Loan Agreement, we granted the lenders a first priority security interest in substantially all of our assets now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., shall guarantee our obligations under the loan and shall grant first priority security interests in their assets to secure their guarantee obligations. We shall additionally agree to pledge to the lender shares of each of our direct and indirect subsidiaries as collateral for the loan.

In the event the White Oak Loan Agreement is funded, we shall also be subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity, consisting of at least $13 million in cash and investments of which $5 million of which shall be restricted funds subject to lenders’ control, and up to $2 million in certain accounts receivable. Additionally, the White Oak Loan Agreement limits our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interests; make payments on any subordinated debt; make material changes to our core business or the core business of any of our subsidiaries; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We would also be required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the White Oak Loan Agreement.

In addition, in the event the White Oak Loan Agreement is funded, White Oak would serve as our investment advisor for our investment accounts, although we retain the right to determine the specific investments and allocations in such accounts. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the White Oak Loan Agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

Cash flow activity for the six months ended June 30, 2013 and 2012 is summarized as follows:

(Dollars in thousands)	Six months ended June 30,
	2013	2012
Cash used in operating activities	$(20,324)	$	$ (22,623))
Cash provided by investing activities	6,525		6,092
Cash provided by financing activities	388		614
Net decrease in cash and cash equivalents	$(13,411)	$	$ (15,917)

Net Cash Used in Operating Activities

Net cash used in operating activities in the first half of 2013 and 2012 primarily reflects the net loss for those periods, exclusive of loss on settlement of litigation, depreciation and amortization and stock-based compensation. Net cash used in operating activities for the first half of 2013 was negatively impacted by an increase in inventory of $1.9 million which was offset by an increase in accounts payable of $1.7 million. Net cash used in operating activities for the first half of 2012 was negatively impacted by an increase in inventory and decreases in accrued liabilities and deferred revenue.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the first half of both 2013 and 2012 primarily relates to the net proceeds from sale of investments as we managed our investment portfolio to provide liquidity and interest income.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first half of both 2013 and 2012 is related to the proceeds from the exercise of stock options and employee stock purchase plan.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. We anticipate our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances and the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. In order to meet our anticipated cash requirements, we may raise additional funding at any time by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 years
Operating leases — real estate	$3,108	$1,044	$2,064	$—
Debt, including interest	35,222	5,870	27,040	2,312
Total	$38,330	$6,914	$29,104	$2,312

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $30.0 million we have borrowed under our loan agreement with Oxford and Silicon Valley Bank as of June 30, 2013.

In the event the White Oak Loan Agreement is funded and our existing debt obligations as of June 30, 2013 are retired, our payment obligations would change.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2013, the fair value of our cash, cash equivalents and short-term investments was approximately $21.1 million, all of which will mature in one year or less. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk on our investments.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the six months ended June 30, 2013, sales denominated in foreign currencies were approximately 25% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $158,000 in revenues for the six months ended June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2013, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 9, 2013, the parties entered into a stipulation of settlement pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4 million of which will be funded in cash by our insurer and other sources. We will fund the remaining portion by issuing $4.25 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. The settlement is subject to Court approval. On July 25, 2013, the Court granted preliminary approval of the settlement and the Court has scheduled a hearing on November 21, 2013, at which time we expect the Court will grant final approval.

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

We have experienced substantial net losses since our inception in late 2002. As of June 30, 2013, we had an accumulated deficit of $327.6 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of June 30, 2013, our cash and cash equivalents and investments total $21.1 million. We incurred an operating loss of $30.6 million and had negative cash flows from operations of $20.3 million for the six months ended June 30, 2013. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with Oxford and SVB that require us to maintain $15 million in liquidity, consisting of at least $12 million in cash and investments and up to $3 million in certain accounts receivable. Our proposed borrowing arrangement with White Oak Global Advisors, LLC has similar requirements, as described below. In order to meet our long-term anticipated cash requirements, we need to obtain additional financing or adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to meet our long-term anticipated cash requirements. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

As of June 30, 2013, we were in compliance with all financial covenants. In the event we were to violate any covenants or if Oxford or Silicon Valley Bank believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle Oxford or Silicon Valley Bank to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

We have a debt facility with White Oak Global Advisors, LLC, which if funded, shall require us to meet certain restrictive covenants that may limit our operating flexibility.

In July 2013, we entered into a $33.0 million loan and security agreement with White Oak Global Advisors, LLC, or White Oak, as a lender and as collateral agent for the lenders under the loan agreement. As of the date of this Quarterly Report on Form 10-Q, the White Oak Loan Agreement has not funded and we are re-evaluating the agreement in light of the private placement transaction discussed in Part II, Item 2 of this Quarterly Report on Form 10-Q.

In the event the White Oak Loan Agreement is funded, we will be obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying (i) a prepayment fee of (a) 5.0% of the principal amount of the loan prepaid if our prepayment is made on or before the first anniversary of the funding date or if an event of default exists; (b) 4.0% of the principal amount of the loan prepaid if our prepayment is made after the first anniversary of the funding date but on or before the second anniversary of the funding date; (c) 3.0% of the principal amount of the loan prepaid if our prepayment is made after the second anniversary of the funding date but on or before the third anniversary of the funding date; (d) 2.0% of the principal amount of the loan prepaid if our prepayment is made after the third anniversary of the funding date but on or before the fourth anniversary of the funding date; or (e) 1.0% of the principal amount of the loan prepaid if our prepayment is made after the fourth anniversary of the funding date, and (ii) if the prepayment is made prior to the first anniversary of the funding date, interest that would accrue through the first anniversary on the principal amount of the loan prepaid. The loan agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan agreement, experience a material adverse change, or becomes insolvent. In the event the White Oak Loan Agreement is funded, we shall grant the lenders a first priority security interest in substantially all of our assets now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., shall guarantee our obligations under the loan and shall grant first priority security interests in their assets to secure their guarantee obligations. We shall additionally agree to pledge to the lender shares of each of our direct and indirect subsidiaries as collateral for the loan.

In the event the White Oak Loan Agreement is funded, we shall be subject to certain affirmative and negative covenants, including a requirement to maintain $15 million of liquidity, consisting of at least $13 million in cash and investments of which $5 million of which shall be restricted funds subject to lenders’ control, and up to $2 million in certain accounts receivable. Additionally, shall be subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interests; make payments on any subordinated debt; make material changes to our core business or the core business of any of our subsidiaries; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We shall also be required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan agreement.

In addition, in the event the White Oak Loan Agreement is funded, White Oak shall serve as our investment advisor for our investment accounts, although we retain the right to determine the specific investments and allocations in such accounts.

In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

So long as our debt facility with White Oak has not funded, our existing borrowing arrangements with Oxford and SVB will continue, and under those arrangements, we are required to begin making principal payments starting in August of this year with payments through the end of the agreement in January of 2016.

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

We have received IDE approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The modifications to the study were conditionally approved by the FDA in May 2013, allowing the initiation of enrollment of patients under the modified protocol. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. The first patients were successfully enrolled in the new study in August 2013.

Enrollment of additional patients in the trial could be delayed for a variety of reasons, including:

•	reaching agreement on acceptable terms with prospective clinical trial sites;

•	obtaining additional institutional review board approval to conduct the trial at prospective sites; and

•
obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the willingness of patients to participate in a clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the trial.

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require us to file a PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

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

The process of seeking regulatory clearance or approval to market a medical device is expensive and time-consuming and clearance or approval is never guaranteed and, even if granted, clearance or approval may be suspended or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. We received FDA clearance to commercialize our Magellan Robotic System in June 2012. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan catheter in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. We received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010, for our Magellan Robotic System in July 2011 and for our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, but may be required to seek separate clearances from the European Union in order to market our products for any additional uses. Regulatory approvals may be difficult and costly to achieve, or may not be granted at all. If we are unable to maintain our regulatory clearances and obtain future clearances for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

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

Our Sensei system is still considered a new technology and must compete with established manual interventional methods and methods of our competitors, such as Stereotaxis, Inc., in remote navigation. Conventional manual methods are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. The Stereotaxis Niobe ® system, which has been in the market since 2003, four years earlier than our Sensei system, has been adopted by a number of leading clinicians. Similarly, our Magellan Robotic System is a new technology and must compete with established manual interventional techniques. In addition, many of the medical conditions that can be treated using our products can also be treated with existing drugs or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $20.3 million for the six months ended June 30, 2013. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013 and determined that our internal control was effective as of that date, as more fully set forth in Part I, Item 4 of this Quarterly Report on Form 10-Q. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

We are a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former officers and directors are defendants in a federal securities class action lawsuit. We have agreed to settle the lawsuit. The lawsuit and the terms of the proposed settlement are described in Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

In the six months ended June 30, 2013, approximately 48% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 25% of our total revenues for the six months ended June 30, 2013 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $158,000 in revenues in the six months ended June 30, 2013.

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

Successfully commercializing our Sensei system, our Magellan Robotic System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States or elsewhere or the sale of our Magellan Robotic System in Europe. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

There may be existing patents which may be broad enough to cover aspects of our future technology. In addition, because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. We do not know whether any of these patents, if challenged, would be upheld as valid, enforceable and infringed by our products or technology. From time to time, we receive, and likely will continue to receive, letters from third parties accusing us of infringing their patents or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these or other third parties. We cannot assure you that a court or administrative body would agree with any arguments or defenses we may present concerning the invalidity, unenforceability or non-infringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering products that are similar or identical to ours. We cannot assure you that any patents issuing from applications will not cover our products or will not have priority over our own products and patent applications.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. We have received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. The first patients were successfully enrolled in the new study in August 2013.

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

The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, and submission of false claims for government reimbursement payments. The Affordable Care Act also amended the intent requirement of the Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.

The Affordable Care Act also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers must begin collecting data on August 1, 2013 and submit reports to CMS by March 31, 2014, and by the 90th day of each subsequent calendar year. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians.  Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 26, 2013, our stock price has fluctuated from a low of $1.17 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

•
the announcement of our operating results, including the number of systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	additions or departures of key scientific or management personnel;

•	the pace of enrollment or results of our clinical trial of at least 125 patients or any other clinical trials;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits and governmental investigations both on us and on our public perception.

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

Based on our review of publicly available filings as of July 26, 2013, our five largest stockholders collectively owned approximately 37 percent of our outstanding common stock. In addition, our executive officers and directors beneficially own or control approximately 0.4 percent of the outstanding shares of our common stock as of July 26, 2013. Additionally, in an August 2013 private placement transaction we sold additional shares of our common stock and warrants exercisable for shares of our common stock to two of our largest five stockholders, certain of our directors as well as other existing and new stockholders, and as a result of these sales the cumulative ownership of our five largest stockholders as well as our directors has further increased substantially. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Pursuant to our loan agreement, we must obtain the lenders’ prior written consent in order to pay any dividends on our common stock.

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

Future sales or issuances of shares of our common stock, the announcement to undertake such sales or issuances, or the perception that such sales or issuances may occur, may dilute our existing stockholders and depress the market price of our common stock.

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in August 2013 we sold 28,455,284 shares of our common stock and warrants to purchase an aggregate of 34,146,339 shares of our common stock in a private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the exercise of outstanding warrants may cause further dilution to our stockholders in the future. One-third of the warrants issued in the August 2013 private placement are subject to mandatory exercise subsequent to our receipt of regulatory approval for the new 6F Magellan catheter in the U.S. Additionally, we expect to issue $4.25 million worth of our common stock in connection with the settlement of our securities class action lawsuit related to the restatement of our financial statements that was first announced in October 2009. The number of shares to be issued will be based on the average closing price of our stock for the 10 trading days preceding final Court approval of the settlement, which is expected to occur on November 21, 2013.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Investor Rights Agreement, dated November 10, 2005, between the Registrant and certain of its stockholders.
10.92	First Amendment to Loan and Security Agreement, dated June 17, 2013, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
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

Dated: August 9, 2013	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)