Form 10-Q
period 2013-09-30
HANSEN MEDICAL INC
filed 2013-11-08
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33151

HANSEN MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1850535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 East Middlefield Road, Mountain View, CA 94043

(Address of Principal Executive Offices) (Zip Code)

(650) 404-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 96,416,954.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,154	$32,749
Short-term investments	1,876	8,424
Accounts receivable, net	4,294	5,235
Inventories	11,800	9,134
Deferred cost of revenues	574	167
Prepaids and other current assets	2,104	1,765

Total current assets	60,802	57,474
Property and equipment, net	4,160	6,040
Restricted cash	5,065	—
Other assets	1,723	578

Total assets	$71,750	$64,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,378	$3,056
Accrued liabilities	4,193	3,322
Accrued legal settlement (Note 7)	4,500	—
Current portion of deferred revenue	3,002	2,702
Current portion of long-term debt	—	5,156

Total current liabilities	15,073	14,236
Deferred revenue, net of current portion	394	68
Long-term debt, net of current portion	33,105	24,261
Other long-term liabilities	307	788

Total liabilities	48,879	39,353
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 200,000 shares; issued and outstanding: 96,209 and 67,078 shares at September 30, 2013 and December 31, 2012, respectively	10	7
Additional paid-in capital	363,370	322,252
Accumulated other comprehensive income (loss)	267	(578)
Accumulated deficit	(340,776)	(296,942)

Total stockholders’ equity	22,871	24,739

Total liabilities and stockholders’ equity	$71,750	$64,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$3,834	$3,868	$7,494	$9,376
Service	1,234	1,235	3,868	3,916

Total revenues	5,068	5,103	11,362	13,292
Cost of revenues:
Product	3,226	3,358	7,193	9,068
Service	502	488	1,784	1,482

Total cost of revenues	3,728	3,846	8,977	10,550

Gross profit	1,340	1,257	2,385	2,742

Operating expenses:
Research and development	3,827	3,772	12,417	12,632
Selling, general and administrative	7,703	5,058	23,718	19,186
Loss on settlement of litigation (Note 7)	—	—	4,500	—

Total operating expenses	11,530	8,830	40,635	31,818

Loss from operations	(10,190)	(7,573)	(38,250)	(29,076)
Interest income	6	17	20	59
Loss on extinguishment of debt	(1,935)	—	(1,935)	—
Interest and other expense, net	(1,042)	(875)	(3,576)	(2,701)

Loss before income taxes	(13,161)	(8,431)	(43,741)	(31,718)
Income tax expense	(40)	—	(93)	—
Net loss	$(13,201)	$(8,431)	$(43,834)	$(31,718)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.60)	$(0.52)

Weighted average shares used to compute basic and diluted net loss per share	84,145	61,457	73,081	61,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,201)	$(8,431)	$(43,834)	$(31,718)
Other comprehensive income(loss), net:
Change in unrealized gains and losses on investments	139	383	207	(89)
Amount reclassified to other income (expense)	41	—	627	—
Foreign currency translation adjustments	31	29	11	17

Change in other comprehensive income (loss)	211	412	845	(72)

Comprehensive loss	$(12,990)	$(8,019)	$(42,989)	$(31,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(43,834)	$(31,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	4,500	—
Depreciation and amortization	2,309	2,453
Stock-based compensation	3,609	2,301
Amortization of common stock warrants	195	200
Loss on disposal of equipment	—	6
Net realized losses on investments	677	5
Loss on extinguishment of debt	1,935	—
Provision for doubtful accounts	—	554
Changes in operating assets and liabilities:
Accounts receivable	941	360
Inventories	(2,666)	(1,988)
Deferred cost of revenues	(407)	1,500
Prepaids and other current assets	(65)	449
Other assets	(50)	14
Accounts payable	226	(679)
Accrued liabilities	705	(1,017)
Deferred revenue	626	(3,580)
Other long-term liabilities	382	220

Net cash used in operating activities	(30,917)	(30,920)
Cash flows from investing activities:
Purchase of property and equipment	(430)	(557)
Proceeds from sales and maturities of short-term investments	6,704	14,513
Purchase of investments	—	(10,860)
Change in restricted cash	(5,065)	65

Net cash provided by investing activities	1,209	3,161
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	39,268	—
Costs related to issuance of common stock and warrants	(1,944)	—
Proceeds from loans	33,000	—
Costs related to issuance of loans	(1,538)	—
Repayments of loan principal	(30,000)	—
Final loan repayment fees	(2,058)	—
Proceeds from exercise of common stock options	114	548
Proceeds from employee stock purchase plan	287	384
Withholding taxes paid on vested restricted stock units	(16)	(8)

Net cash provided by financing activities	37,113	924
Net increase (decrease) in cash and cash equivalents	7,405	(26,835)

Cash and cash equivalents at beginning of period	32,749	36,520
Cash and cash equivalents at end of period	$40,154	$9,685

Supplemental disclosure of non-cash financing activities:
Equity issuance costs not yet paid	$197	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company

Nature of Operations

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

Need to Raise Additional Capital

From its inception to September 30, 2013, the Company has incurred losses totaling approximately $340.8 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2013 as it continues to commercialize its technologies and develop new applications and technologies. The Company anticipates its existing cash, cash equivalents and short-term investment balances along with interest income earned in addition to estimated amounts that are expected to be received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. As of September 30, 2013, the Company’s cash, cash equivalents, short-term investments and restricted cash were $47.1 million. In connection with the private placement financing completed in the third quarter of 2013, as of November 1, 2013, the Company had outstanding warrants exercisable for up to 34,146,339 shares of common stock, which if exercised in full would yield gross proceeds of up to approximately $53.8 million. The Company may need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, the determination of impairment of assets, stock-based compensation, loss contingencies and the valuation of our deferred tax assets, among others. Actual results may differ from those estimates.

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

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•	Customer Service Revenue. The Company recognizes customer service revenue from the sale of product maintenance plans. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•	Multiple-element Arrangements. Typically, all products and services sold to customers are itemized and priced separately. It is common for the sale of Sensei and Magellan systems to include multiple elements which qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other non-standard terms. Generally, under multiple-element arrangements, the systems are delivered at the beginning of the arrangement along with installation and training and the related revenue is recognized at that time, while the customer service revenue associated with the product maintenance plan is recognized ratably over the service period, which is typically one year. Other elements are recognized once delivered in accordance with contract terms. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target prices and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Typically, the Company uses VSOE to allocate revenues from the sale of Sensei systems, most disposables and product maintenance plans and ESP to allocate revenues from the sale of Magellan Robotic Systems as well as installation and training.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. This new guidance is effective for the Company beginning January 1, 2013, with early adoption permitted. The Company adopted this guidance in the first quarter of 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 12.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard will be effective for the Company beginning January 1, 2014. The Company is currently evaluating the effects of adoption, but does not anticipate it will have a significant impact upon the Company’s consolidated financial statements.

3.	Fair Value of Assets and Liabilities

The amortized cost and fair value of assets, along with gross unrealized gains and losses, for the periods ended September 30, 2013 and December 31, 2012 were as follows (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Restricted Cash
September 30, 2013:
Cash	$2,729	$—	$—	$2,729	$2,729	$—	$—
Money market funds	42,490	—	—	42,490	37,425	—	5,065
Corporate equity securities	1,572	304	—	1,876	—	1,876	—

Total	$46,791	$304	$—	$47,095	$40,154	$1,876	$5,065

December 31, 2012:
Cash	$1,283	$—	$—	$1,283	$1,283	$—	$—
Money market funds	31,466	—	—	31,466	31,466	—	—
Corporate debt and commercial paper	6,704	—	—	6,704	—	6,704	—
Corporate equity securities	2,158	132	(661)	1,629	—	1,629	—

Total	$41,611	$132	$(661)	$41,082	$32,749	$8,333	$—

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In the third quarter of 2010, the Company determined that the impairment of its investment in Luna Innovations’ common stock was other than temporary. As such, during the third quarter of 2010, the Company wrote down the value of that investment and recorded a loss of $1.9 million in other expense on the consolidated statement of operations. In the fourth quarter of 2011, the Company further wrote down the value of the Luna investment and recorded an additional loss of $0.3 million in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional write down of the investment and recorded an additional loss of $0.6 million in other expense on the condensed consolidated statement of operations. No investments have been in an unrealized loss position for longer than twelve months.

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

Warrants to purchase corporate equity securities obtained as a part of the Luna litigation settlement and certain of the corporate equity securities obtained upon the exercise of certain of those warrants are valued using Level 3 inputs. The warrant to purchase corporate equity securities was valued based on an estimate of the number of shares which will be issued over the initial three-year life of the warrant, which were then valued utilizing the Black-Scholes option pricing model. The corporate equity securities obtained upon the exercise of certain of those warrants are initially unregistered and their valuation consists of the quoted stock price adjusted for the impact of the non-marketability during the period in which they are unregistered. The non-marketability discount was determined based primarily on an analysis utilizing the Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the restricted stock over the expected period of non-marketability, which was then corroborated by reviewing published restricted stock studies. The inputs used to determine the value of these securities are subjective. Changes in these unobservable inputs would have an impact on the reported value of these securities. All warrants have been exercised.

The fair value hierarchy of the Company’s assets is as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2013:
Money market funds	$42,490	$—	$—	$42,490
Corporate equity securities	1,876	—	—	1,876

Total	$44,366	$—	$—	$44,366

December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466
Corporate debt and commercial paper	—	6,704		6,704
Corporate equity securities	1,629	—		1,629
Warrants to purchase corporate equity securities	—	—	91	91

Total	$33,095	$6,704	$91	$39,890

The fair value of the Company’s long-term debt was estimated to be $33.4 million as of September 30, 2013 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Inventories

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$4,480	$3,333
Work in process	4,176	3,644
Finished goods	3,144	2,157

Total	$11,800	$9,134

5.	Updated Agreements with Intuitive Surgical

In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20.0 million licensing fee, and a stock purchase agreement to sell 5,291,000 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10.0 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment though the Company has no obligations to conduct any research activities under the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular.

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

Operating Commitments

The Company rents its office and laboratory facilities under operating leases which expire at various dates through June 2015. The Company has an option to extend the lease on its Mountain View, California facility until approximately November 30, 2019. As of September 30, 2013, future minimum payments under the leases are as follows (in thousands):

Future Minimum Lease Payments
Periods Ending December 31,
2013 (remainder of year)	$526
2014	1,981
2015	94

Total	$2,601

Rent expense on a straight-line basis was $0.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 2013.

Warranties

The Company generally provides one year of post-contract customer service on the sale of its systems. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company provides a limited warranty on the sale of catheters and records a warranty reserve at the time of sale to cover the estimated warranty costs. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Changes in the warranty liability was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$9	$9	$9	$12
Accruals for warranties issued during the period	110	60	270	95
Warranty costs incurred during the period	(110)	(60)	(270)	(98)

Balance at end of period	$9	$9	$9	$9

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

On May 9, 2013, the parties entered a stipulation of settlement pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4.0 million of which will be funded in cash by the Company’s insurer and other sources. The Company will fund the remaining portion by issuing $4.25 million worth of the Company’s common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. The Company recorded a loss on litigation settlement of $4.5 million in its first quarter ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of September 30, 2013. The settlement is subject to Court approval. On July 25, 2013, the Court granted preliminary approval of the settlement and scheduled a hearing on November 21, 2013, at which the Company expects the Court will grant final approval.

8.	Long-term Debt

Oxford Loan

In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Oxford Loan”). Under the agreement, the Company was obligated to pay interest only payments on the Oxford Loan through June 30, 2013, following which time the Oxford Loan required interest and principal payments through January 1, 2016. The Oxford Loan accrued interest at a stated rate of 9.45% and included an additional final interest payment of 3.95% of the original principal amount. The Oxford Loan provided for a prepayment option that allowed the Company to prepay all of the outstanding principal balance, subject to a pre-payment fee.

In connection with the Oxford Loan, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $0.9 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and was amortized to interest expense using the effective interest rate method over the term of the loan. A total of $44,000 and $0.2 million was amortized to interest expense in the three and nine months ended September 30, 2013, respectively. A total of $69,000 and $0.2 million was amortized to interest expense in the three and nine months ended September 30, 2012, respectively.

In August 2013, the Oxford Loan was fully repaid and extinguished under the loan agreement’s prepayment option. The Company paid a final interest balloon of $1.2 million plus accrued interest and a prepayment penalty of $0.9 million. The Company recognized a loss on extinguishment of debt of $1.9 million that included a prepayment penalty of $0.9 million, an additional end of term payment of $0.5 million and write-off of the unamortized discount from warrants and capitalized issuance costs of $0.5 million.

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. For the three and nine months ended September 30, 2013, the Company recognized expense of $37,000 for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2013, the Company was in compliance with all financial covenants.

Future annual payments due on the amounts outstanding as of September 30, 2013 are as follows (in thousands):

Periods Ending December 31,
2013 (remainder of year)	$931
2014	3,795
2015	3,910
2016	4,041
2017	41,813

Total remaining payments	54,490
Less: Amount representing interest	(21,258)
Less: Amount representing service fees	(127)

33,105
Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$33,105

9.	Stockholders’ Equity

Stock-based Compensation

Employee and non-employee stock-based compensation expense for stock-based awards under the Company’s 2002 Stock Option Plan, 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$45	$168	$308	$282
Research and development	325	235	1,012	380
Selling, general and administrative	819	606	2,289	1,639

Total	$1,189	$1,009	$3,609	$2,301

Total stock-based compensation for the nine month period ended September 30, 2012 included a $0.7 million reduction in expense resulting from an out of period adjustment related to compensation recorded in prior periods for the Company’s employee stock purchase plan. This out of period correction which was recorded in the quarter ended March 31, 2012 is not material to the nine months ended September 30, 2012.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company estimates the expected term based on its historical experience of grants, exercise pattern and post-vesting cancellations. The Company considered its historical volatility over the expected term and implied volatility of traded stock options in developing its estimate of volatility. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee Stock Options:
Expected volatility	81%-83%	88%	81%-89%	61%-89%
Risk-free interest rate	1.1%-1.4%	0.5%	0.6%-1.4%	0.5%-1.0%
Expected term (in years)	4.45-4.48	4.29	4.38-4.48	4.29-4.75
Expected dividend rate	0%	0%	0%	0%

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

Three and Nine Months Ended September 30, 2012
Non-Employee Stock Options:
Expected volatility	88% - 106%
Risk-free interest rate	0.2% - 0.5%
Contractual term (in years)	0.75 - 1.00
Expected dividend rate	0%

No options were granted to non-employees during 2013.

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

	Three and Nine months Ended September 30,
	2013	2012
Employee Stock Purchase Plan:
Expected volatility	57%-72%	62%-110%
Risk-free interest rate	0.07%-0.1%	0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price
	(In thousands)
Balance, January 1, 2013	7,176	$3.97
Options granted	2,088	$1.98
Options exercised	(53)	$2.13
Options cancelled	(1,095)	$7.73

Balance, September 30, 2013	8,116	$3.41

Options vested at September 30, 2013	3,828	$4.72

As of September 30, 2013, total unamortized stock-based compensation related to unvested stock options was $4.9 million, with a weighted-average recognition period of 2.4 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan was as follows:

	Number of Units	Weighted-Average Award Date Fair Value per Share
	(In thousands)
Balance, January 1, 2013	1,365	$3.03
Awarded	1,256	$2.01
Vested	(433)	$3.07
Cancelled	(572)	$2.45

Balance, September 30, 2013	1,616	$1.99

As of September 30, 2013, 3,128,349 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

Equity Transactions

In March 2013, the Company executed an “at the market” agreement pursuant to which the Company may have offered to sell shares of common stock up to an aggregate offering price of up to $25.0 million. In July 2013, the Company exercised its right to terminate the agreement. No shares were offered or sold pursuant to the agreement.

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants are comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23; Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share; and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share. Series A warrants are subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which is expected to occur in the first quarter of 2014. As of September 30, 2013, all of the warrants were outstanding.

The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resales of the shares and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions.

10.	Income Taxes

The Company’s tax provision for the three and nine months ended September 30, 2013 is $40,000 and $93,000, respectively, which relate primarily to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,201)	$(8,431)	$(43,834)	$(31,718)
Weighted average shares used to compute basic and diluted net loss per share	84,145	61,457	73,081	61,057
Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.60)	$(0.52)

The following table sets forth period ending common stock equivalents that are not included in the calculation of diluted net loss per share due to the antidilutive effect they would have for each period presented (in thousands):

	Three and Nine Months Ended September 30,
	2013	2012
Stock options outstanding	8,116	6,321
Unvested restricted stock units	1,616	799
Estimated shares issuable under the employee stock purchase plan	152	144
Warrants	34,807	661

12.	Changes in Accumulated Other Comprehensive Income (Loss) by Component

The changes in accumulated other comprehensive income (loss) for the period, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$56	$(365)	$(578)	$119
Unrealized gain (loss) on investments	139	383	207	(89)
Cumulative translation adjustment	31	29	11	17
Amounts reclassified out of accumulated other comprehensive income (loss)	41	—	627	—

Balance at end of period	$267	$47	$267	$47

The reclassification primarily relates to an other-than-temporary impairment loss of $0.6 million on the Company’s investment in Luna common stock as discussed in Note 3. This amount was reclassified in the quarter ended March 31, 2013, to interest and other expense, net in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto appearing elsewhere, are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements include, among others, statements regarding our strategies and expectations regarding our future revenues, cost of revenues and other expenses and losses. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Critical Accounting Policies, Estimates and Judgments

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. We base our estimates on our past experience and on other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the nine months ended September 30, 2013.

Financial Overview

Revenues

Our revenues primarily consist of sales of Sensei systems, catheters, other disposables and post-contract customer service. Beginning in the fourth quarter of 2011, our revenues also include sales of our Magellan Robotic System. In the third quarter of 2012, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems. We have experienced significant fluctuations in quarterly revenues, primarily attributable to still being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due to, among other things, fluctuations in shipments and revenue levels, average selling prices, the mix of products sold including our Magellan Robotic System, manufacturing levels and manufacturing yields.

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

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$45	$168	$308	$282
Research and development	325	235	1,012	380
Selling, general and administrative	819	606	2,289	1,639

Total	$1,189	$1,009	$3,609	$2,301

Total stock-based compensation for the first nine months of 2012 included a $0.7 million reduction in expense resulting from an out of period adjustment related to compensation recorded in prior periods for our employee stock purchase plan. This out of period correction which was recorded in the quarter ended March 31, 2012 is not material to the nine months ended September 30, 2012. Excluding the effect of the $0.7 million expense reduction, total stock-based compensation for the nine months of 2013 increased compared to the same period in 2012 primarily due to more awards granted in the first nine months of 2013 compared to the same period in 2012.

Results of Operations

Comparison of the quarter ended September 30, 2013 to the quarter ended September 30, 2012:

Revenues

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$3,834	$3,868	$(34)	(0.8)%
Service	1,234	1,235	(1)	(0.0)%

Total revenues	$5,068	$5,103	$(35)	(0.7)%

Product revenue in the third quarter of 2013 included the recognition of revenue for two Sensei systems, two Magellan Robotic Systems, as well as monthly rental income from the conversion of a Magellan evaluation system earlier this year, which is immaterial, and 790 catheters. Product revenue in the third quarter of 2012 included the recognition of revenue for five systems, including one Magellan Robotic Systems and four Sensei systems, two of which were shipped within the period, and three were shipped prior to 2012, and 689 catheters. The decline in product revenue was primarily due to a 20% decrease in units recorded in revenue, partially offset by a 15% increase in catheters sold.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to us still being in the early stages of our commercial launch and due to a continuation of generally soft economic conditions, along with uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$3,226	$3,358	$(132)	(3.9)%
Service	502	488	14	2.9%

Total cost of revenues	$3,728	$3,846	$(118)	(3.1)%

As a percentage of revenues	73.6%	75.4%
Gross profit	$1,340	$1,257	$83	6.6%
As a percentage of revenues	26.4%	24.6%

Gross profit for the third quarter of 2013 was $1.3 million or 26.4% of revenues, compared to $1.3 million or 24.6% of revenues in the third quarter of 2012. The increase in gross margin in the third quarter of 2013 compared to the third quarter of 2012 was primarily driven by an increase in product margins caused by product mix partially offset by a decrease in service margins. Service costs increased in 2013 compared to 2012 due to higher costs as a result of a larger installed base of systems with greater utilization per system. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due to, among other things, fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Research and development	$3,827	$3,772	$55	1.5%

Research and development expenses in the third quarter of 2013 were slightly higher compared to the third quarter of 2012 due to increased costs associated with development of the 6Fr Magellan catheter which is expected to receive regulatory approval in the first quarter of 2014.

Selling, General and Administrative

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Selling, general and administrative	$7,703	$5,058	$2,645	52.3%

Selling, general and administrative expenses increased $2.6 million in the third quarter of 2013 compared to the third quarter of 2012. Third quarter of 2012 included a $1.5 million of insurance reimbursement received in connection with the derivative settlement. Third quarter of 2013 included additional charges of $0.8 million incurred in connection with continued derivative litigation as well as $0.4 million of expenses related to the development of our global sales organization and related marketing activities.

Interest Income

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest income	$6	$17	$(11)	(64.7)%

Interest income from cash, cash equivalents and investments decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower average effective interest rates on the mix of cash and cash equivalents and short-term investments balances in the current period.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Loss on extinguishment of debt	$(1,935)	$—	$(1,935)	N/A	%

In the third quarter of 2013 we fully repaid and extinguished our previous loan obligation to Oxford Finance LLC and Silicon Valley Bank. In connection with the early repayment of debt, we incurred a loss on extinguishment of $1.9 million that primarily included a prepayment penalty of $0.9 million, an additional end of term payment of $0.5 million and a write-off of the unamortized discount from warrants and capitalized issuance costs of $0.5 million.

Interest and Other Expense, net

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest and other expense, net	$(1,042)	$(875)	$(167)	19.1%

Interest and other expense, net increased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher interest and other expense in 2013 attributable to interest and other fees amortized in the current period for loan obligations.

Income Tax Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Income tax expense	$(40)	$—	$(40)	N/A	%

Income tax expense increased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to an increase in taxable income in foreign jurisdictions.

Comparison of the first nine months ended September 30, 2013 to the first nine months ended September 30, 2012:

Revenues

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$7,494	$9,376	$(1,882)	(20.1)%
Service	3,868	3,916	(48)	(1.2)%

Total revenues	$11,362	$13,292	$(1,930)	(14.5)%

Product revenue in the first nine months of 2013 included the recognition of revenue on four Sensei systems, two Magellan Robotic Systems, as well as monthly rental income from the conversion of a Magellan evaluation system earlier this year, which is immaterial, and 2,257 catheters. Product revenue in the first nine months of 2012 included the recognition of revenue for eleven robotic systems, including three Magellan Robotic Systems and 8 Sensei systems, 8 of which were shipped within the period, and three were shipped prior to 2012, and 1,967 catheters. The decline in product revenue was primarily due to a 45% decrease in the number of units recorded in revenue, partially offset by a 15% increase in the number of catheters sold.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to us still being in the early stages of our commercial launch and due to a continuation of generally soft economic conditions, along with uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue throughout 2013. We do not anticipate that revenues in 2013 will be sufficient to eliminate losses.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Product	$7,193	$9,068	$(1,875)	(20.7)%
Service	1,784	1,482	302	20.4%

Total cost of revenues	$8,977	$10,550	$(1,573)	(14.9)%

As a percentage of revenues	79.0%	79.4%
Gross profit	$2,385	$2,742	$(357)	(13.0)%
As a percentage of revenues	21.0%	20.6%

Gross profit in the first nine months of 2013 was $2.4 million or 21.0% of revenues, compared to $2.7 million or 20.6% of revenues during the first nine months of 2012. The decrease in gross profit was primarily due to a 45% decline in volume of units recognized in revenue, partially offset by a 15% increase in the number of catheters sold. Gross margin increased slightly due to an increase in product margin, partially offset by a decrease in a service margin. Service costs increased in 2013 compared to 2012 due to higher costs as a result of a larger installed base of systems with greater utilization per system.

We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2013 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Research and development	$12,417	$12,632	$(215)	(1.7)%

Research and development expenses in the first nine months of 2013 were lower compared to the first nine months of 2012 due to reduced costs associated with our Magellan Robotic System and other product development initiatives of approximately $0.7 million, partially offset by an increase of approximately $0.5 million in clinical trial costs and related support expenses.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Selling, general and administrative	$23,718	$19,186	$4,532	23.6%

Selling, general and administrative expenses increased $4.5 million in the first nine months of 2013 compared to the first nine months of 2012. The first nine months of 2012 included a $1.5 million of insurance reimbursement received in connection with the derivative settlement. The first nine months of 2013 included additional charges of $2.0 million incurred in connection with continued derivative litigation as well as $1.0 million of expenses related to the development of our global sales organization and related marketing activities.

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

Loss on Settlement of Litigation

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Loss on settlement of litigation	$4,500	$—	$4,500	N/A

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs will receive an aggregate of $8.5 million, $4.0 million of which will be funded in cash by our insurer and other sources. We will fund the remaining portion by issuing $4.3 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million during the quarter ended March 31, 2013. A corresponding liability is included in the accompanying condensed consolidated balance sheet as of September 30, 2013. The settlement is subject to Court approval. On July 25, 2013, the Court granted preliminary approval of the settlement and scheduled a hearing on November 21, 2013, at which time we expect the Court will grant final approval.

Interest Income

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest income	$20	$59	$(39)	(66.1)%

Interest income from cash, cash equivalents and investments decreased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower average effective interest rates on the mix of cash and cash equivalents and short-term investments balances in the current period.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Loss on extinguishment of debt	$(1,935)	$—	$(1,935)	N/A	%

In the third quarter of 2013 we fully repaid and extinguished our previous loan obligation to Oxford Finance LLC and Silicon Valley Bank. In connection with the early repayment of debt we incurred a loss on extinguishment of $1.9 million that included a prepayment penalty of $0.9 million, an additional end of term payment of $0.5 million and a write-off of the unamortized discount from warrants and capitalized issuance costs of $0.5 million.

Interest and Other Expense, net

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Interest and other expense, net	$(3,576)	$(2,701)	$(875)	32.4%

Interest and other expense, net increased in the first the nine months of 2013 compared to the first nine months of 2012 primarily due to the $0.6 million write down of our equity investment in Luna Innovations recorded in the first quarter of 2013 as well as higher interest expense of $0.2 million due to costs associated with our loan obligations.

Income Tax Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%
Income tax expense	$(93)	$—	$(93)	N/A

Income tax expense increased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to an increase in taxable income in foreign jurisdictions. We expect income tax expense to continue to increase in 2013 over 2012 levels.

Liquidity and Capital Resources

We have incurred significant losses since our inception in September 2002 and, as of September 30, 2013 we had an accumulated deficit of $340.8 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. Prior to our initial public offering of stock in November 2006, we had received net proceeds of $61.3 million from the issuance of common and preferred stock and $7.0 million in debt financing. Through our initial public offering in 2006 we received net proceeds of $78.3 million. In April 2008, we sold 3,000,000 shares of our common stock, resulting in approximately $39.5 million of net proceeds. In April 2009, we sold 11,692,000 shares of our common stock, resulting in approximately $35.3 million of net proceeds. In April 2010, we sold 16,100,000 shares of our common stock, resulting in approximately $29.8 million of net proceeds. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In 2013, we entered into several financing arrangements as discussed further below.

2013 Equity Financings

In March 2013, we entered into an ‘at the market’ financing agreement pursuant to which we may have offered to sell shares of common stock up to an aggregate offering price of up to $25.0 million. In July 2013, we exercised our right to terminate the agreement. No shares were offered or sold pursuant to the agreement.

In July 2013, we entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of our common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants are comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23; Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share; and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share. Series A warrants are subject to mandatory exercise subsequent to our receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which is expected to occur in the first quarter of 2014. As of September 30, 2013, all of the warrants were outstanding. The financing resulted in gross proceeds to us of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million.

Oxford Loan

In December 2011, we entered into a $30.0 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Oxford Loan”). Under the loan agreement, we were obligated to pay interest only payments on the Oxford Loan through June 30, 2013, following which time the Oxford Loan required interest and principal payments through January 1, 2016. The Oxford Loan accrued interest at a stated rate of 9.45% and included an additional final interest payment of 3.95% of the original principal amount. The Oxford Loan provided for a prepayment option that allowed us to prepay all of the outstanding principal balance, subject to a pre-payment fee.

In connection with the Oxford Loan, we issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $0.9 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and was amortized to interest expense using the effective interest rate method over the term of the loan. A total of $44,000 and $0.2 million was amortized to interest expense in the three and nine months ended September 30, 2013, respectively. A total of $69,000 and $0.2 million was amortized to interest expense in the three and nine months ended September 30, 2012, respectively.

In August 2013, the Oxford Loan was fully repaid and extinguished under the loan agreement’s prepayment option. We paid a final interest balloon of $1.2 million plus accrued interest and recognized a prepayment penalty of $0.9 million. We recognized a loss on extinguishment of debt of $1.9 million that includes a prepayment penalty of $0.9 million, an additional end of term payment of $0.5 million and a write-off of the unamortized discount from warrants and capitalized issuance costs $0.5 million.

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement.

Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither us nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2 million in certain accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2013, we were in compliance with all financial covenants.

Cash flow activity for the first nine months ended September 30, 2013 and 2012 is summarized as follows:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash used in operating activities	$(30,917)	$(30,920)
Cash provided by investing activities	1,209	3,161
Cash provided by financing activities	37,113	924

Net increase (decrease) in cash and cash equivalents	$7,405	$(26,835)

Net Cash Used in Operating Activities

Net cash used in operating activities during the first nine months of 2013 and 2012 primarily reflects the net loss for those periods, exclusive of certain items including our accrual for loss on settlement of litigation in 2013, depreciation and amortization expense and stock-based compensation. Net cash used in operating activities for the first nine months of 2013 was negatively impacted by an increase in inventory of $2.7 million which was partially offset by a reduction in accounts receivable of $0.9 million. Net cash used in operating activities during the first nine months of 2012 was negatively impacted by the net loss for the period coupled with an increase in inventory and decreases in accrued liabilities and deferred revenue.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the first nine months of 2013 primarily relates to proceeds from the sale of investments as we managed our investment portfolio to provide liquidity and interest income, partially offset by a provision for restricted cash of $5.0 million as required under the White Oak loan agreement. Net cash provided by investing activities during the first nine months of 2012 primarily relates to proceeds from the sale of investments as we managed our investment portfolio to provide liquidity and interest income.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the first nine months of 2013 is related to gross proceeds of $39.3 million received upon completion of the private placement equity financing less $1.9 million of related costs, gross proceeds of $33.0 million related to the White Oak debt financing less debt issuance costs of $1.5 million, proceeds related to the exercise of stock options and from purchases under our employee stock purchase plan, partially offset by $32.1 million of principal payments and final repayment fees related to the extinguishment of the Oxford Loan. Net cash provided by financing activities for the first nine months of 2012 is related to the proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. We anticipate our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances and the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. As of September 30, 2013, our cash, cash equivalents, short-term investments and restricted cash were $47.1 million. In connection with the private placement financing completed in the third quarter of 2013, as of November 1, 2013, we had outstanding warrants exercisable for up to 34,146,339 shares of common stock, which if exercised in full would yield gross proceeds of up to approximately $53.8 million. In order to meet our anticipated cash requirements, we may raise additional funding at any time by selling equity or debt securities, licensing other core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Remainder of 2013	1-3 Years	3-5 years
Operating leases — real estate	$2,601	$526	$2,075	$—
Debt, including interest and service fees	54,490	931	7,705	45,854

Total	$57,091	$1,457	$9,780	$45,854

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $33.0 million we have borrowed under our loan agreement with White Oak as of September 30, 2013.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements under the caption “Recent Accounting Pronouncements” for information regarding new accounting guidance that may impact our financial statements and disclosures.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2013, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $47.1 million, all of which will mature in one year or less. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the nine months ended September 30, 2013, sales denominated in foreign currencies were approximately 20% of total revenue. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $0.2 million in revenues for the nine months ended September 30, 2013.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2013, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, received U.S. Food and Drug Administration, or FDA, clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012, respectively, for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Lynx catheter in July 2010, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011 and for our Artisan Extend Control Catheter in December 2012. We received FDA clearance for the commercialization of our Magellan Robotic System and Magellan Robotic Catheter in June 2012, and we have also received regulatory approvals for our Sensei system in Australia, Canada, Israel, Saudi Arabia, Singapore, Russia, Taiwan and Thailand and for our Magellan Robotic System and Magellan Robotic Catheter in Australia, Canada, and Saudi Arabia. Our Canadian license for the Sensei system, which was issued in December

2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

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

We have experienced substantial net losses since our inception in late 2002. As of September 30, 2013, we had an accumulated deficit of $340.8 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of September 30, 2013, our cash, cash equivalents, short-investments and restricted cash total was $47.1 million. We incurred an operating loss of $43.8 million and had negative cash flows from operations of $30.9 million for the nine months ended September 30, 2013. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. In order to meet our long-term anticipated cash requirements, we need to obtain additional financing or adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to meet our long-term anticipated cash requirements. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

We have a debt facility with White Oak Global Advisors, LLC that shall requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2013, we entered into an amended and restated $33.0 million loan and security agreement with White Oak Global Advisors, LLC, or White Oak, as a lender and as collateral agent for the lenders under the loan agreement. We are obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if our prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if our prepayment is made after the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan agreement.

The loan agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan agreement, experience a material adverse change, or becomes insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan agreement, neither we nor Aortx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15.0 million of liquidity, consisting of at least $13.0 million in cash and investments of which $5.0 million of which shall be restricted funds subject to lenders’ control, and up to $2.0 million in certain accounts receivable. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interests; make payments on any subordinated debt; make material changes to our core business or the core business of any of our subsidiaries; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same.

As of September 30, 2013, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei system and Magellan Robotic System. We also obtain the motors for our Sensei system and Magellan Robotic System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory. In September 2013, we terminated our supply agreement with Plexus Services Corp. in favor of a new supplier for certain components to our robotic systems.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $30.9 million for the nine months ended September 30, 2013. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. This Agreement was amended in April 2012, and will expire in December 2013 unless extended by mutual agreement of the parties. If the agreement is not extended, we may be unable to maintain our ability to offer integration with the EnSite Velocity System with new system sales, or to maintain compatibility with updated or upgraded versions of EnSite Velocity, which could adversely affect our revenues.

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

We evaluated our disclosure controls and procedures as of September 30, 2013 and determined that such controls and procedures were effective as of that date, as more fully set forth in Part I, Item 4 of this Quarterly Report on Form 10-Q. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 and determined that our internal control was effective as of that date, as more fully set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

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

Several former officers are the defendants in the pending class action lawsuit related to the restatement of our financial statements that is presently awaiting settlement approval by the United States District Court for the Northern District of California. Two individuals previously employed by us are defendants in litigation commenced by the SEC, and other current or former officers, employees or directors may also be named in the future as defendants in those or other lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers, employees and directors in relation to these matters. In addition, we have contractual indemnification obligations to the underwriters and placement agents in our prior public and private offerings, as applicable, of our equity securities. Some of these advancement and indemnification obligations may not be covered by our directors’ and officers’ insurance policies or may exceed the coverage limits of those policies. If we incur significant uninsured advancement or indemnity obligations, this could have a material adverse effect on our ability to defend claims for which we may be liable, our results of operations, our financial condition and our cash flows.

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

We hired a new Vice President of Marketing and Business Development in April 2012, a new Chief Operating Officer in December 2012 and a new Senior Vice President of Global Sales in January 2013. If we are unable to recruit and retain qualified individuals, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the nine months ended September 30, 2013, approximately 58% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 20% of our total revenues for the nine months ended September 30, 2013 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in a decrease of approximately $224,000 in revenues in the nine months ended September 30, 2013.

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

The Affordable Care Act also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers were required to begin collecting data on August 1, 2013 and submit reports to CMS by March 31, 2014, and by the 90th day of each subsequent calendar year. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through November 1, 2013, our stock price has fluctuated from a low of $1.17 to a high of $39.32. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of November 1, 2013, our five largest stockholders together with our executive officers and directors beneficially own or control approximately 44.6 percent of our outstanding common stock and the ownership or control by these stockholders may increase to over 50 percent of our outstanding common stock following the exercise of outstanding warrants to purchase shares of our common stock held by such stockholders. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in August 2013 we sold 28,455,284 shares of our common stock and warrants to purchase an aggregate of 34,146,339 shares of our common stock in a private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the exercise of outstanding warrants may cause further dilution to our stockholders in the future. One-third of the warrants issued in the August 2013 private placement are subject to mandatory exercise subsequent to our receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S. Additionally, we expect to issue $4.25 million worth of our common stock in connection with the settlement of our securities class action lawsuit related to the restatement of our financial statements that was first announced in October 2009. The number of shares to be issued will be based on the average closing price of our stock for the 10 trading days preceding final Court approval of the settlement, which is expected to occur on November 21, 2013.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1	Specimen Common Stock Certificate.

4.2(4)	Form of Warrant.

4.3(5)	Investor Rights Agreement, dated August 8, 2013, by and among the Registrant and each purchaser identified therein.

10.1(6)	Loan and Security Agreement, dated July 9, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

10.2(4)	Securities Purchase Agreement, dated July 30, 2013 between the Registrant and each purchaser identified therein.

10.3	Amended and Restated Loan and Security Agreement, dated August 23, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on July 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 8, 2013 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 10, 2013 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2013	By:	/s/ BRUCE J BARCLAY
Bruce J Barclay
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)