Form 10-K
period 2013-12-31
HANSEN MEDICAL INC
filed 2014-03-13
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from            to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $84.6 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2014, the registrant had outstanding 110,755,536 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K to the extent stated herein.

HANSEN MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

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

We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Artisan,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

Our MagellanTM Robotic System is a proprietary peripheral vascular interventional platform that, used in combination with the Magellan™ Robotic Catheters, has the potential to provide endovascular specialists with vessel navigation, catheter stability during the manual delivery and placement of therapeutic devices, reduced procedural radiation exposure and fatigue, and precise robotic control of distal catheter tips. The Magellan Robotic System with the Magellan Robotic Catheter, or “Vascular System”, cannulates peripheral vessels with a proprietary technology that delivers simultaneous and independent distal tip control of a catheter and a sheath as well as robotic manipulation of standard guide wires, from a centralized, remote workstation. This technology is designed to provide a robotically stabilized conduit for the manual placement and delivery of other companies’ therapeutic devices. Additionally, the Magellan Robotic System is designed to allow for sufficient extension inside the body to access hard to reach, distal peripheral anatomy.

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

We believe our technology has additional applications outside of the fields of electrophysiology, or EP, and peripheral vascular intervention. We plan to investigate the advancement of our technology into these markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

Electrophysiology

Electrophysiology, or EP, is the study of electrical impulses through the heart. EP is focused primarily on diagnosing and treating cardiac arrhythmias, which are conditions in which electrical impulses within the heart vary from the normal rate or rhythm of a heartbeat. Such conditions may be associated with significant risks to patients. Our Sensei system and Artisan catheter are labeled and marketed for manipulation, positioning and control of certain mapping catheters during EP procedures, a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. We believe our products have the potential to improve the efficiency, consistency of results and ease of performing many catheter-based interventional procedures. Our initial focus in EP procedures outside the United States is for the diagnosis and treatment of patients who suffer from abnormal heart rhythms, or arrhythmias. Our products are currently labeled and marketed in the United States for manipulation, positioning and control of certain mapping catheters in the atria of the heart connected with these procedures, and in the European Union and certain other countries for manipulation, positioning and control of diagnostic and therapeutic catheters within the atria of the heart. Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke. According to a forecast by Millennium Research Group in 2008, approximately six million people in the United States and the European Union alone suffer from atrial fibrillation.

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

Most of the procedures completed to date using our Sensei system involved mapping and ablation of cardiac tissue to treat atrial fibrillation. The use of the Sensei system and Artisan catheter in the United States for ablation procedures has been done on an off-label basis. Without FDA clearance for labeling that includes certain ablation procedures, this use (and any use other than manipulation, positioning and control of certain mapping catheters during EP procedures) is considered an off-label use of our products, and we are prohibited from labeling or promoting our products, or training physicians for such off-label use. Off-label use is possible because physicians are not precluded from using an FDA-cleared product in the practice of medicine beyond the scope of its cleared indications. To address this issue, we have received approval of an Investigational Device Exemption, or IDE, to investigate the use of our Sensei system and Artisan Control Catheter in the treatment of atrial fibrillation in a clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the United States beyond mapping. The study was planned to involve approximately 300 patients and involves the ablative treatment of atrial fibrillation. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance for use in atrial fibrillation procedures.

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

Peripheral Vascular

An additional and more recent focus of our robotic catheter technology has been the endovascular treatment of vascular disease, an area that we expect to be a key growth driver for the business. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access, percutaneous transluminal angioplasty, or PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, infra popliteal renal and mesenteric vessels. To address this market, we have developed our Magellan Robotic System and associated Magellan Robotic Catheters which is based on our Sensei system and preserves the open architecture featured in the Sensei system to allow for the subsequent use of some 6Fr therapeutic devices on the market today. We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip to enable vessel navigation, helping them to perform more complex catheter based procedures in a systematic way. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014.

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

The Hansen Medical Solution

Our systems principally consist of two modules: a physician control console and a patient-side module that can be easily connected to most procedure tables and do not require any specialty room designs. Physicians sit at the control console outside the radiation field and use their hands to instinctively control the motion of and navigate our disposable catheters, which are attached to the patient-side module. Our catheters are designed to accurately deliver third-party catheters and catheter-based technologies to specific sites in a broad range of procedures.

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

•

Compatibility with third-party devices and imaging and navigation systems. Our catheters, based on an open architecture system, do not require physicians to use a set of proprietary therapeutic catheters made by a specific manufacturer. Although we have received clearance in the U.S. for use of our Sensei system with only two specified mapping catheters, our Artisan catheter incorporates a center lumen that is designed to be compatible with some currently approved third-party catheters. Our Sensei system is compatible with the leading imaging and navigation systems. This enables us to potentially achieve clearance for a broader range of devices for use with our Sensei system than we have achieved thus far. Similarly, the Magellan Robotic Catheter is compatible with imaging, navigation and therapeutic third-party devices; it preserves the open architecture featured in the Sensei system to allow for the subsequent use of some 6Fr therapeutic devices on the market today.

•

Adaptability. Our systems primarily consist of two modules: a physician control console and a patient-side module that can be connected to most procedure tables and do not require any specialty room designs. In addition, the system includes a portable electronics rack. These modules can be wheeled between procedure rooms and reinstalled by a Hansen service technician, and do not require a dedicated space, any special facility modification or magnetic shielding to prevent interference for their use.

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

Presently, there are two active studies to assess and to further describe the use of flexible robotic navigation for atrial arrhythmia. One study is occurring outside the United States and one study is occurring in the United

States under an FDA approved IDE. These studies are being conducted prospectively as well as retrospectively; multi center as well as multi operator. The studies are being performed to report on the previously reported complication rates of major cardiac events such as tamponade and pericardial effusion and esophageal lesions as well as long term follow up data to assess the durability of the procedure using the Sensei system and Artisan catheter. As additional studies conclude and a greater body of cases are performed, we believe there will be greater empirical data for the acceptance and adoption of our products and technology.

Our Products

Sensei system

Our Sensei system is principally comprised of two modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the Electro-Physiology Laboratory, or EP lab, and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the targeted area, the physician uses instinctive controls to place the working tip of the control catheters to the desired location.

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

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force TechnologyTM to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008. In the third quarter of 2009, we introduced Sensei X, our next generation Sensei system. We received CE Mark for our Lynx® catheter in July 2010. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. We recognized revenue on our first Sensei system in the second quarter of 2007 and on our first Magellan Robotic System in the first quarter of 2012. Our end customers for these systems range from large university medical centers to community hospitals and many systems were shipped to distributors outside the United States.

Magellan Robotic System

Our Magellan Robotic System is similarly comprised of two modules: a physician control console and a patient-side robotic arm that can be connected to most procedure tables. The control console can be located inside the lab and close to the patient or outside in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. The Magellan Robotic System controls the proprietary Magellan Robotic Catheter, which is a telescoping, robotically steerable catheter designed to facilitate remote catheter navigation and vessel cannulation, and to provide a robotically stabilized sheath for manual delivery of therapeutic devices.

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

Magellan Robotic Catheter

Our Magellan Robotic Catheter was designed to accompany our Magellan Robotic System for the treatment of vascular disease. Our disposable Magellan Catheter consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the catheter. It allows for independent, individual robotic control of the distal tips of both the outer sheath and the inner leader catheter, as well as robotic manipulation of standard guide wires. Its low profile, robotically steerable catheter is compatible with some 6Fr treatment catheters and it has robotic sheath stabilization for therapy delivery. In addition, we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. The Company will begin a limited release of the Magellan 6Fr Robotic Catheter, collecting clinical and procedure data over a broad set of cases over the next several months, and anticipates a more wide-scale release later in 2014.

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

•

Target key institutions and thought leaders to encourage adoption of our systems. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our systems. In late 2013, we began to place increased commercial emphasis on communicating the clinical and economic value of our Magellan Robotic System to physicians and administrators in the U.S. community hospital setting.

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

•

Increase use of our systems. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use our systems. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional systems at each hospital. Through December 31, 2013, we estimate approximately 13,000 procedures have been performed using our systems.

•

Expand potential applications for our systems. We have commenced post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have received FDA approval to investigate the use of our Artisan Control Catheter in the treatment of atrial fibrillation in an IDE clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our Sensei system and Artisan catheter were cleared by the FDA for manipulation and control of certain mapping catheters in electrophysiology procedures. This robotic catheter system is compatible with fluoroscopy, ultrasound, 3D surface map and patient electrocardiogram data. In the United States, the Sensei system is not approved for use in guiding ablation procedures; this use remains investigational. The U.S. product labeling therefore provides that the safety and effectiveness of the Sensei system and Artisan catheter for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including atrial fibrillation, have not been established. Our future business prospects, however, will depend on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures. Depending upon regulatory requirements and our understanding of the needs of the physician community, we plan to seek future clearances or approvals for labeling that includes certain ablation procedures. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei system, and we are prohibited from labeling or promoting our Sensei system, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and its use to map the atrial anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei system or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability. See Item 1A — Risk Factors — “We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal, state and countries regulations in the United States or elsewhere” and “If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”

Clinical Focus

Electrophysiology

Electrophysiology, or EP, is the study of electrical impulses through the heart. EP is focused primarily on diagnosing and treating cardiac arrhythmias, which are conditions in which electrical impulses within the heart vary from the normal rate or rhythm of a heartbeat. Such conditions may be associated with significant risks to patients. Drug therapies have traditionally been used as initial treatments but they often fail to adequately control the arrhythmia and may have significant side effects. As a result, a significant unmet medical need for long-term solutions persists.

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

Interventional electrophysiology further advanced these surgical procedures in EP labs through visualization provided by real-time X-ray imaging, often enhanced by electro-anatomic mapping and intracardiac ultrasound. These advances enable physicians to insert and navigate catheters into the vasculature, then into the open chambers of the heart to deliver diagnostic and therapeutic technologies.

In EP mapping and ablation procedures, physicians have traditionally used specialized hand-held catheters. These catheters are manually navigated using a system of mechanical control cables to first map the electrical signals within the patient’s heart and then to ablate the heart tissue to eliminate arrhythmias. Generally, ablation is accomplished by applying radiofrequency energy or electrical energy, or freezing the diseased tissue giving rise to the arrhythmia, usually through a catheter which creates a small scar that is incapable of generating or conducting heart arrhythmias. EP procedures have proven highly effective at treating arrhythmias at sites accessible through the vasculature. According to Millennium Research Group, in studies conducted 2008 and 2009, approximately 265,000 EP procedures for diagnosis and treatment of arrhythmias were forecasted to have been conducted in the United States and approximately 150,000 such procedures in the UK, France, Germany and Italy in 2010.

Control of the hand-held devices used in these EP procedures requires significant skill, because navigation in the blood vessels and the chambers of the heart can be difficult. The path that the interventional device must follow to arrive at the treatment site can be complex and tortuous and can include crossing the septum of the heart. Existing hand-held devices are limited in their ability to accurately navigate the tip of the mapping and ablation catheter to the treatment site on the heart wall, to keep the catheter in the targeted place and maintain adequate tissue contact within a beating heart to effect treatment and perform complex ablations within the left atrium of the heart. Physicians using manually-controlled, hand-held devices often utilize a range of different catheters and sheaths in an attempt to find the right device or combination of devices for the procedure being performed. Our Sensei system has been designed to address the challenges associated with the use of current hand-held devices in performing many EP procedures.

We believe the instinctive robotic control of our Sensei system may provide greater accuracy, tip stability and control, reduce the variability of procedure times and improve the efficacy of EP procedures, including:

•

General mapping and ablation. A physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are mapped to identify the heart tissue generating the aberrant electrical signals. Mapping allows the physician to measure the timing and strength of the electrical activity. Following the mapping procedure, the physician may then use an ablation catheter to disable the aberrant electrical signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians generally choose an ablation catheter and perform both the mapping and ablation with the same catheter.

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to Millennium Research Group in 2008, over 3.3 million people in the United States currently suffer from atrial fibrillation. Despite wide-spread use of catheters by interventional cardiologists for the past 10 years, approximately 60,000 ablation treatments of atrial fibrillation were forecasted to have been performed in the United States in 2010 according to a Millennium Research Group study from 2008. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the manual catheter, the efficacy of ablation to treat atrial fibrillation is reported to be only approximately 75% according to Millennium Research

Group studies from 2008 and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and evolving clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. In addition, there is only one catheter approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, obtained FDA approval of a premarket approval, or PMA, for the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. As noted above, our Sensei system has not been cleared in the United States for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system. All data regarding prevalence is based on forecasts by Millennium Research Group for 2010 made in 2008:

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

In 2008, it was projected by Millennium Research Group that over 6 million people will have atrial fibrillation, 140,000 will have atrial flutter, and 380,000 will have both atrial fibrillation and flutter in the U.S. by 2035.

Vascular Market

Peripheral vascular disease presents a significant market opportunity for us. Patients with peripheral vascular disease can suffer from decreased blood flow which can lead to disability and amputation, stroke or blood clots, and death. The rates of diabetes, hypertension, atherosclerosis, and obesity are also on the rise worldwide and are contributors to the growth rate of vascular disease in an aging population. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access PTA, atherectomy and stenting of branches of the aorta and arterial system including the carotid arteries and the iliac, femoral, popliteal, renal and mesenteric vessels. In 2013, Millennium Research Group forecasted that approximately 1.1 million of these procedures would be performed in the United States alone in 2013. In addition, in 2008, Millenium Research Group forecasted that in 2010, an additional 3.4 million of these procedures would be performed in the heart, for treatment of coronary artery disease. For comparison, in 2008, Millennium Research Group forecasted that approximately 265,000 electrophysiology procedures would be performed in the United States per year with approximately one third to one quarter of those for atrial fibrillation.

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

We anticipate that our Magellan Robotic System will be used in a variety of endovascular interventions, which may include some of the vascular applications described below. To date, The Magellan Robotic System has been used in approximately 300 endovascular procedures. We will first focus on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid, and neurovascular areas with future development.

Potential endovascular interventions

Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the US and in portions of Europe (the UK, France, Germany and Italy) in 2013 was forecasted to be approximately 565,300 and 332,500, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the Vascular System may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more predictable procedure times. In addition, the Vascular System has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper guide wire and catheter selection, and may reduce delays or technical failures. We also believe that by providing user-friendly and individual control of a guide wire and the catheter tip and through the provision of increased catheter support, the Vascular System may allow the crossing of CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of complex vascular disease.

Renal, Mesenteric and Celiac Artery Interventions. According to Millennium Research Group, the number of renal artery stenting procedures forecasted in 2013 in the U.S. and in Europe was approximately 52,300 and 15,700, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with the vessel wall may positively impact outcomes of renal, mesenteric and celiac artery stenting.

Abdominal and Thoracic Aortic Aneurysm Repair. Abdominal aortic aneurysms, or AAAs, were forecasted to be the 13th-leading cause of death in the US in 2010. Millennium Research Group estimated in 2008 that there are over 1.2 million people with an AAA in the US and only about 200,000 are diagnosed. According to a Millennium Research Group study, in 2013, the number of abdominal and thoracic aneurysm endovascular repairs performed in the US and in Europe was forecasted to be approximately 60,260 and 26,650, respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and fast recovery times, which reduce costs of convalescence and perioperative complications and make EVAR a cost-effective solution to medical institutions.

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

Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of carotid artery stenting procedures forecasted in 2013 in the US and in Europe was approximately 30,200 and 22,900, respectively. The growth of CAS has been hindered by controversial clinical results. Carotid artery stenting is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long-term efficacy. We believe that by enabling fine control of the catheter tip and increased catheter stability, our Vascular System may provide a systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, resulting in more consistent procedure times, and reducing physician’s fatigue caused by the lack of control of the distal end of conventional catheters.

Coronary Artery Interventions and Chronic Total Occlusion Crossing. According to Millennium Research Group in 2008, the number of percutaneous coronary interventions forecasted in 2010 in the US and in Europe was approximately 1,000,000 and 740,000, respectively.

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

Other potential applications in interventional cardiology

Transcatheter Aortic Valve Replacement (TAVR). Transcatheter aortic valve replacement represents an emerging alternative therapy for high-risk and inoperable patients with severe valve disease, and may offer advantages over open heart surgery. For example, non-surgical heart valve replacement may minimize complications associated with general anesthesia, opening the chest wall and the use of heart-lung bypass machines. Percutaneous aortic valve replacement using a catheter-based approach may enable surgeons to perform procedures under local anesthesia in a cardiac catheterization lab. This may be a preferred alternative for high-risk valve disease patients who otherwise have no choice but open heart surgery, and more importantly, for those patients with life-threatening valve disease who cannot undergo surgery. We believe that the controlled and precise access and deployment that robotics can provide in an endovascular aortic valve replacement has the potential for enabling current surgical valve candidates to be treated less invasively.

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

Although the FDA has granted 510(k) clearance for the use of the Sensei system in mapping heart anatomy, we will not be able to label or promote either the Sensei system or the Magellan Robotic System or train physicians in their use for any of the above applications unless separate 510(k) clearance or premarket application, or PMA, approval from the FDA is obtained for each such application. See Item 1A — “Risk Factors — If we fail to maintain necessary FDA clearances/approvals and the CE Certificates of Conformity marks for our medical device products, or if future clearances, approvals or the delivery of CE Certificates of Conformity are delayed, we will be unable to commercially distribute and market our products.”

Research and Development

As of December 31, 2013, our research and development team consisted of 31 people and our regulatory, clinical and quality team consisted of 31 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in the following major areas:

•	continuing to enhance the capabilities of our Magellan Robotic System and Magellan Robotic Catheters and related accessories;

•	continuing to enhance the capabilities of our existing Sensei system and our Artisan and Lynx catheters through ongoing product and software development;

•	developing new capabilities for our robotic technology;

•	designing new proprietary disposable interventional devices for use with our Sensei system and our Magellan Robotic System; and

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

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $16.1 million, $16.1 million and $12.2 million in 2013, 2012 and 2011, respectively, which included credits of $10.6 million in 2011, related to funds received from our extended joint development agreement with Philips. See Item 1A, “Risk Factors — We may not be able to further develop our

Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance” and “— Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas or we may be unable to address successfully financial and technology risks associated with new applications, including applications for the vascular market.”

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the United Kingdom and Germany and have hired sales representatives in the UK and Germany. We currently have distribution agreements in Australia, Belarus, Bulgaria, Czech Republic, Denmark, France, Germany Italy, Indonesia, Netherlands, New Zealand, Poland, Russia, Saudi Arabia, Singapore, Slovakia, South Africa, Spain and Ukraine. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

As of December 31, 2013, we had a direct sales force, clinical support team and marketing team of 42 employees. We use the same sales and marketing force to drive sales of both our Sensei system and our Magellan Robotic System.

Our sales and marketing process consists of two important steps: selling systems directly to the customer, and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

Our end users fall into three broad categories:

•	leading academic institutions with physician thought leaders who are interested in performing complex new procedures enabled or simplified by our system;

•	high-volume non-academic regional centers interested in the benefits of our system; and

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

We expect that our relationships with physician thought leaders in the fields of electrophysiology and vascular disease will continue to be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology and peripheral vascular disease. We plan to continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems. Beginning in the third quarter of 2012, we initiated a limited commercial evaluation program to allow certain key accounts to install and utilize our systems for a limited trial period while the purchase opportunity is being evaluated by the hospital.

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

Customer Service and Support

As of December, 31, 2013, we had a customer service and support team of 9 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

As of December 31, 2013, we had a manufacturing team of 47 employees. We manufacture our systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our systems are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

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

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance, investigational device exemptions (IDE) to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products; or

•	criminal prosecution.

Our existing quality management system passed a European Notified Body audit in 2012, and it was determined that we are in compliance with the requirements of ISO 13485 standard. Through such compliance with the ISO 13485 standard, we benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to Council Directive 93/42/EEC concerning medical devices (Medical Devices Directive). If we fail to maintain compliance with the FDA requirements or maintain compliance with the ISO 13485 standard and the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive in the future, we may be subject to enforcement action by the FDA and the competent authorities of the European Economic Area (EEA), the suspension or withdrawal of our CE Certificate of Conformity by our Notified Body or we may be required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

Our facility and our clinical investigational sites operate under procedures that govern the conduct and management of FDA-regulated clinical studies under 21 CFR Parts 50 and 812, and Good Clinical Practices. The FDA may conduct Bioresearch Monitoring (BiMo) inspections of us and/or our clinical sites to assess compliance with 21 CFR Parts 50 and 812, our procedures, and the clinical protocol. If the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to the above FDA enforcement action as well as refusal to accept all or part of our data in support our 510(k) or PMA and/ or we may need to conduct additional studies.

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

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products (currently marketed and under development) and limit our ability to profitably sell our products. For example, the Budget Control Act of 2011, enacted on August 2, 2011, established a process to reduce federal budget deficits through an automatic “sequestration” process beginning in January 2013 if deficit reductions targets were not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes across-the-board cuts to a wide range of federal programs, including but not limited to Medicare payments to plans and providers (subject to a 2% cap), in the years 2013 to 2021. Sequestration was delayed by two months, however, under the American Taxpayer Relief Act, which was enacted on January 2, 2013. Medicare payments to medical providers and health plans were reduced by 2% beginning in April 2013. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. Such changes to the reimbursement rates for procedures in which our products are used, or alternative budget proposals that include reductions in health care spending, could adversely impact our business. In addition, the Medicare payment systems for hospitals (inpatient and outpatient) and physicians are updated annually and reimbursement rates can vary from year to year based on a number of legislative, regulatory, and/or other policy changes. For example, there is a statutory formula known as the sustainable growth rate (SGR) formula for determining annual payment updates for physicians’ professional services. For several years, this statutory formula has resulted in significant decreases to physician reimbursement, but Congress has repeatedly enacted legislation to temporarily block the cuts. Most recently, Congress included a provision in the Pathway for SGR Reform Act of 2013, enacted on December 26, 2013, to prevent a scheduled 20.1% cut from going into effect; instead, Medicare physician payment rates generally increased by 0.5% through March 31, 2014. If Congress fails to intervene in the future to block schedule physician reimbursement reductions under the SGR formula, or if future legislation decreases Medicare payments to physicians, it could adversely impact our business.

Reimbursement for the treatment of patients with our products in EEA countries is governed by complex mechanisms established on a national level in each country. These mechanisms vary widely between the EEA countries. Moreover, these mechanisms evolve constantly, reflecting the efforts of these countries to reduce public spending on healthcare. As a result, obtaining reimbursement for the treatment of patients with medical devices has become more and more challenging. We cannot, therefore, guarantee that the treatment of patients with our products would be reimbursed in any of these countries.

We are aware that physicians may elect to use products we sell for off-label indications, including, for example, the use of our Sensei system for procedures to treat atrial fibrillation in the United States. Currently there is only one catheter which is approved by the FDA for the treatment of a particular sub-set of patients with atrial fibrillation. In February 2009, Biosense Webster, a Johnson & Johnson company, was granted marketing approval to the NAVISTAR® THERMOCOOL® Catheter for the treatment of drug refractory recurrent symptomatic paroxysmal atrial fibrillation, when used with compatible three-dimensional electroanatomic mapping systems. We believe that both physicians and hospitals are currently reimbursed for these and certain other procedures even when the procedures are performed off-label using other manufacturers’ products. We cannot be certain, however, that third-party payors will continue to provide coverage and/or reimbursement to physicians and hospitals for off-label use of products to treat atrial fibrillation or any other procedures. In addition, we cannot be certain that third-party payors will not require extensive clinical support showing the efficacy and cost effectiveness of off-label uses of our products before providing coverage and reimbursement for such procedures. If such support is required, we may not be able to satisfy such requests within the limitations of our FDA cleared labeling or the intended purposes for which our devices are CE marked.

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2013, we licensed or owned 103 issued U.S. patents and 120 pending U.S. patent applications, 41 granted foreign patents and over 63 pending foreign applications. We also share the rights to a number of patents and patent applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Inc., or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

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

We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Lynx,” “Artisan,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

In October 2012, we signed an amendment to our license agreement with Intuitive Surgical under which Intuitive Surgical paid us a $20 million licensing fee. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment though we have no obligations to conduct any research activities under the amendment. In addition, the first sentence of the definition of “Hansen Field of Use” was modified by the Amended License Agreement to read: “Hansen Field of Use” means the research, development, manufacture, use, sale, promotion, distribution and importation of medical devices and systems for intravascular approaches for the diagnosis and/or treatment of cardiovascular, neurovascular, and peripheral vascular diseases, wherein the distal end of the medical device or system, after entering a blood vessel, remains within the blood vessel or branches of the blood vessel for the delivery of the diagnostic or therapeutic modality for which the device or system is being used.” We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

In January 2014, Luna sold to Intuitive substantially all of its assets related to its medical shape sensing business, including all of patents and patent applications used or useful for its fiber optical shape sensing and localization technology. Luna’s transfer of technology to Intuitive was made subject to their existing licenses and related obligations with us and Philips.

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

We consider our primary competition for our robotic systems to be in the following areas:

•

Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, approximately 40 percent respond to drug therapies per Millennium Research Group studies conducted in 2008 and, as a result, are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. We are not currently aware of drug therapies under development that have the potential to improve the success rate of drug treatment for electrophysiological conditions such as atrial fibrillation. However, to the extent that more effective drug therapies are developed and approved for use in treating these conditions, we will face increased competition.

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

We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. In addition, because there is a risk that our products are used off label, we believe we are subject to increased risk of prosecution under these laws and by these entities even if we believe we are acting appropriately. We discuss below the statutes and regulations that are most relevant to our business and most frequently cited in enforcement actions.

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

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I devices are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements. Class II devices generally require 510(k) premarket notification clearance before they may be commercially marketed in the United States. Class II devices also may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Most Class III devices require FDA approval of a premarket application, or PMA, prior to commercial distribution. Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device. Both premarket clearance and PMA applications are subject to the payment of user fees paid at the time of submission for FDA review. The current use of our Sensei/Artisan and Magellan are classified in Class II, but future applications, such as ablation in treatment of specific arrhythmias could be Class III.

The 510(k) Clearance Process. In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, referred to as a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the new device is substantially equivalent in intended use and safety and effectiveness to the predicate device, the new device may be cleared for marketing. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Recent changes to FDA’s expectations for data support for 510(k) clearance may require the submission of more clinical or pre-clinical data than has previously been required. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant regulatory fines or penalties.

In May 2007, the FDA cleared our Sensei system and Artisan Control Catheter for promotion for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products in the United States with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although FDA did not require contraindication of this use in the labeling, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports,) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance or approval for labeling that includes ablation procedures.

In 2012, the FDA cleared our Magellan Robotic System for use to facilitate navigation to anatomical targets in the peripheral vasculature. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval. The FDA also can require us to cease marketing for any claims beyond the scope of the clearance and can take other enforcement actions as outlined above.

We cannot assure you that the FDA will grant 510(k) clearance or PMA approval to promote our Magellan and Sensei system and disposable Artisan and Magellan families of catheters for other uses including for ablation procedures, or what additional data, beyond the on-going clinical trial, the FDA will require us to submit as part of the 510(k) process or PMA process for other uses. While 510(k) clearance would be preferable, the FDA could even deny 510(k) clearance to promote our system for other uses and require us to seek PMA approval.

The PMA Approval Process. A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is generally more costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years and it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Typically, the FDA will convene an advisory panel meeting to seek review of the data presented in the PMA for novel devices. The panel’s recommendation is given great weight, but is not dispositive of the agency’s decision. Prior to approving the PMA, the FDA will conduct an inspection of the manufacturing facilities and a number of the clinical sites where the supporting study was conducted. The facility inspection evaluates the company’s compliance with the Quality System Regulation, or QSR, which impose elaborate testing, control, documentation and other quality assurance procedures in the manufacturing process. The FDA may approve the PMA with post approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials, if conducted in the United States, generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with FDA requirements, state and federal privacy regulations and human subject protection regulations.

We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a study. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device, may be equivocal, or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Following completion of a study, we would need to collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) premarket notification or a PMA. In addition, FDA may perform a BIMO inspection of a study and if it finds deficiencies, we will need to expand resources to correct those deficiencies, which may delay clearance or approval or the deficiencies may be so great that FDA could refuse to accept all or part of our data or trigger enforcement action.

We have received an IDE approval to investigate the use of our Sensei system and Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:

•	product listing and establishment registration (with the payment of associated user fees), which helps facilitate FDA inspections and other regulatory action;

•

Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of cleared devices;

•	approval of product modifications that affect the safety or effectiveness of approved devices;

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham

Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Accordingly, we may not market or promote our Magellan and Sensei systems for any off-label use. For example, we are not permitted to promote our Sensei system in the United States for use with any other mapping catheter other than the two specified in our 510(k) clearance, use with any ablation catheters, or in any other procedure such as ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or, more likely, PMA approval with significant clinical data. Nonetheless, physicians are using our devices off-label for these indications within their practice of medicine. It is our understanding that all or nearly all of the procedures performed using our technology have involved a combination of mapping and ablation. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. We underwent an FDA inspection, which employed QSIT, in July 2010 and received 2 inspectional observations. The agency accepted our responses and the inspection was closed.

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

Foreign Regulation

In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals, clearance, or grant of CE Certificates of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance, or CE Certificates of Conformity in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

The primary regulatory environment in Europe is that European Economic Area (EEA), which is comprised of the 28 Member States of the European Union (EU), Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized. To demonstrate compliance with the Essential Requirements laid down in Annex I of the Medical Devices Directive and obtain the right to affix the CE mark to our medical devices, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates compliance with the relevant Essential Requirements laid down in Annex I of the Medical Devices Directive or the relevant quality system requirements laid down in the Annexes to the Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. In September 2006, we received CE Certificate of Conformity from our Notified Body permitting us to affix the CE mark and market our Sensei system in the EEF. In May 2007 we received a CE Certificate of Conformity for our Artisan Control Catheter which allows us to affix the CE mark to market our system for ablation procedures and to market it in the EEA. In July 2010, we obtained a CE Certificate of Conformity from our Notified Body enabling us to affix the CE mark to our Lynx catheter, and in February 2013, our Notified Body issued a further CE Certificate of Conformity for our Artisan Extend Control Catheter. In July 2011, we affixed the CE mark for sale of our Magellan Robotic System after having received a CE Certificate of Conformity from our Notified Body and, in October 2011, we received another CE Certificate of Conformity permitting us to affix the CE mark to our Magellan Robotic Catheter and related accessories. If we modify existing products or develop new products in the future, including new devices, we will need to notify our Notified Body and go through a conformity assessment procedure before having the right to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Certificates of Conformity that have been issued by our Notified Body. We cannot be certain that we will be able to obtain CE Certificates of Conformity for new or modified products or that we will continue to meet the quality, safety and efficacy requirements necessary to maintain the CE Certificates of Conformity that we have already received. If we are unable to maintain our existing CE Certificates of Conformity for our products, we will no longer be able to affix the CE mark to them and sell our products in EEA countries. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Anti-Kickback Statutes and False Claims Acts

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully offering, paying soliciting or receiving remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service, for which payment may be made, in whole or in part, under federal healthcare program such as the Medicare and Medicaid programs. The statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. The definition of “remuneration” has been broadly interpreted to include anything of value, including, among other things, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts and the OIG have interpreted the statute’s intent requirement to mean that if one purpose of an arrangement involving remuneration is to induce referrals of items or services for which payment may be made under a federal healthcare program, the statute has been violated. In addition, the Patient Protection and Affordable Care Act clarified that a person or entity need not have actual knowledge of the federal Anti-kickback Statute or specific intent to violate it. Penalties for violations of the federal Anti-Kickback Statute include imprisonment, criminal fines, civil monetary penalties and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. In addition, under the Patient Protection and Affordable Care Act, any claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, discussed in more detail below.

The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are permissible in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit innocuous or beneficial arrangements, Congress enacted statutory exceptions and authorized the OIG to issue “safe harbors” regulations, which it did beginning in July of 1991. These statutory exceptions and regulatory safe harbors set forth provisions that, if an arrangement or transaction satisfies all applicable requirements, will protect the participants from prosecution or other regulatory sanctions under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, transactions and business arrangements that do not fully satisfy a safe harbor may be subject to scrutiny by government enforcement authorities such as the OIG.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only federal healthcare programs like Medicare and Medicaid.

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act which imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, as well as allegations as to misrepresentations with respect to the services rendered and promotion of products for off-label uses. The False Claims Act also includes “whistleblower” or “qui tam” provisions that allow a private individual to bring actions for violations on behalf of the government. In recent years, the number of suits brought against manufacturers and others by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the federal False Claims Act and some states’ laws may apply more broadly to claims for items or services reimbursed regardless of payer.

Federal civil False Claims Act violations may result in treble monetary damages, civil penalties of between $5,500 to $11,000 for each separate false or fraudulent claim and exclusion from participation in federal healthcare programs. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government. We are unable to predict whether we could be subject to actions under the federal civil False Claims Act or any comparable state laws, or the impact of such actions. However, the costs of defending claims under the False Claims Act or any comparable state laws, as well as sanctions imposed under the Act, could significantly affect our financial performance. Civil liability under the federal False Claims Act or misdemeanor violations of federal health care laws gives the OIG the discretion to exclude a company’s products from reimbursement by federal healthcare programs. It is the discretion to exclude that leads companies to negotiate Corporate Integrity Agreements with the OIG so their products may continue to receive reimbursement. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government. Moreover, the federal criminal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, making any materially false, fictitious, or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Conviction under any of the aforementioned federal criminal statutes requires mandatory exclusion from participation in federal healthcare programs.

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

Interactions between medical device manufacturers and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited in the EEA. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EEA countries. One example is the UK Bribery Act 2010. This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EEA country. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EEA countries. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Federal Physician Payment Sunshine Act and state marketing and disclosure laws

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain medical device manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, maintenance of a database containing such data, and public reporting of such data. Medical device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. We began tracking applicable payments and transfers of value on August 1, 2013 and must begin reporting payment data to the Centers for Medicare & Medicaid Services by March 31, 2014 and annually thereafter. Failure to comply with the reporting obligations may result in civil monetary penalties.

Several states now require medical device manufacturers to report expenses relating to the marketing and promotion or require them to implement compliance programs or marketing codes. For example, California, Connecticut and Nevada mandate implementation of corporate compliance programs, while Massachusetts and Vermont impose more detailed restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to health care providers.

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

In addition to creating the two new federal healthcare crimes, HIPAA, and the regulations promulgated thereunder, also establish uniform standards for certain covered entities governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information, or PHI, maintained or created by healthcare providers, health plans and healthcare clearinghouses. Implementing regulations have been promulgated under HIPAA, including: the Standards for Privacy of Individually Identifiable Health Information (the “Privacy Rule”), which restrict the use and disclosure of PHI and establish standards for the privacy of PHI; the Standards for Electronic Transactions, which establish standards for the content and format of certain common healthcare transactions, such as claims information, plan eligibility, and payment information; the Security Standards for the Protection of Electronic PHI (“Security Rule”), which require covered entities to implement and maintain certain security measures to safeguard electronic PHI; the Breach Notification Rule, which imposes standards related to the reporting of breaches of PHI; and the Enforcement Rule, which establishes standards for the enforcement of HIPAA.

The American Recovery and Reinvestment Act of 2009, or ARRA, commonly referred to as the economic stimulus package, was signed into law on February 17, 2009. The legislation includes a section called the Health Information Technology for Economic and Clinical Health (HITECH) Act. HITECH, among other things, introduced sweeping changes to HIPAA’s Privacy and Security Rules and expanded the scope of HIPAA enforcement and introduced a breach notification requirement. The new law makes many of HIPAA’s privacy and security standards directly applicable to covered entities’ “business associates” — independent contractors of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on their behalf. HITECH also increased the civil and criminal penalties that may be imposed for violations of HIPAA and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and in certain circumstances seek attorney fees and costs associated with pursuing federal civil actions. On January 25, 2013, the Office for Civil Rights of the Department of Health and Human Services (HHS) published a final rule implementing most of the HITECH Act privacy and security modifications to HIPAA, and strengthening the breach reporting requirements introduced under HITECH. The final rule was effective March 26, 2013, with a compliance deadline of September 23, 2013 for most provisions of the final rule applicable to covered entities and business associates.

Although we believe we are not a covered entity under HIPAA, we expect that our customers generally will be covered entities and they may obligate us to contractually comply with certain aspects of HIPAA. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, to the extent we contractually agree to comply with certain provisions of HIPAA we may experience significant costs. If we fail to comply with the standards that we have agreed to contractually, we may be subject to liability for violation of related contractual obligations we have with our customers. Pursuant to the HITECH Act and its implementing regulations, to the extent we are a business associate of our covered entity customers, we will be obligated to enter into certain agreements-business associate agreements- and directly subject to the HIPAA Security Rule, Breach Notification Rule and portions of the Privacy Rule and can be directly liable to HHS for noncompliance. Our compliance with these standards may entail significant costs for us and we cannot predict the effect of increased enforcement efforts in this area. To the extent we are subject to HIPAA, noncompliance can result in civil or criminal enforcement. Even if we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition to federal regulations issued under HIPAA, many states have enacted privacy and security statutes or regulations that regulate the use and disclosure of health information, including state medical privacy laws, state breach notification laws, and federal and state consumer protection laws. In some cases, these laws are more stringent than those issued under HIPAA and are not preempted. It may be necessary to modify our planned operations and procedures to comply with applicable state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Foreign Corrupt Practices Act

The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

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

Employees

As of December 31, 2013, we had 171 employees, 31 of whom were engaged directly in research and development, 15 in regulatory, clinical affairs and quality activities, 42 in sales and marketing activities, 9 in customer service and support, 47 in manufacturing and 27 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We have limited experienced in manufacturing our Magellan Robotic System, Magellan Robotic Catheters and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007, the marketing and sales effort for our Magellan Robotic System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic System is an expensive capital equipment purchase which slows the sales process. Since the Magellan Robotic System has only recently been commercially introduced, our Magellan Robotic System has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Magellan Robotic System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Magellan Robotic System. As a result, with greater physician experience with our Magellan Robotic System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Magellan Robotic System, our financial condition and results of operations could be adversely impacted.

We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan Robotic System, including our Magellan Robotic Catheters and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei Robotic Catheter System, or Sensei system, received U.S. Food and Drug Administration, or FDA, clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012, respectively, for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during electrophysiology procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Lynx catheter in July 2010, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011 and for our Artisan Extend Control Catheter in December 2012. We received FDA clearance for the commercialization of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014, and we have also received regulatory approvals for our Sensei system and/or our Magellan Robotic System in several countries outside of the U.S, including Canada. Our Canadian license for the Sensei system, which was issued in December 2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

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

We have experienced substantial net losses since our inception in late 2002. As of December 31, 2013, we had an accumulated deficit of $352.7 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of December 31, 2013, our cash, cash equivalents, short-investments and restricted cash total was $35.3 million. We incurred an operating loss of $55.7 million and had negative cash flows from operations of $42.8 million for the fiscal year ended December 31, 2013. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash and investments, of which $5.0 million is requcired to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. In order to meet our long-term anticipated cash requirements, we need to obtain additional financing or adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to meet our long-term anticipated cash requirements. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

As of December 31, 2013, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We have received IDE approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. The first patients were successfully enrolled in the new study in August 2013.

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

We hired a new Vice President of Marketing and Business Development in April 2012, a new Chief Operating Officer in December 2012 and a new Senior Vice President of Global Sales in January 2013. In addition, In February 2014, our President and Chief Executive Officer departed and we appointed an interim Chief Executive Officer. If we are unable to recruit and retain qualified individuals, including a new Chief Executive Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark approval to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011 and FDA clearance to market, sell and distribute our Magellan Robotic System in the United States in the second quarter of 2012. In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management, including our interim Chief Executive Officer;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

If we fail to maintain necessary FDA clearances/approvals and the CE Certificates of Conformity marks for our medical device products, or if future clearances, approvals or the delivery of CE Certificates of Conformity are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance, approval or CE Certificates of Conformity to market a medical device is expensive and time-consuming and clearance, approval and grant of CE Certificates of Conformity is never guaranteed and, even if granted or obtained, clearance, approval or CE Certificates of Conformity may be suspended, withdrawn or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts. We cannot assure you that the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. We received a CE Certificate of Conformity in the EEA for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Lynx catheters in September 2010, for our Magellan Robotic System in July 2011 for our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, and for our Artisan Extend catheters in February 2013. However, we may be required to go through new conformity assessment procedures with our Notified Body in the EEA in order to market our products for any additional uses. Regulatory approvals or CE Certificates of Conformity may be difficult and costly to obtain, or may not be granted or obtained at all. If we are unable to maintain our regulatory clearances and CE Certificates of Conformity and obtain future clearances and CE Certificates of Conformity for our products, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If physicians and hospitals do not believe that our Sensei system and Artisan catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan Robotic System and Magellan Robotic Catheters are a viable alternative for vascular diseases, they may choose not to use our products.

We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of studies have been published since the commercial launch of our Sensei system in 2007 on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Furthermore, we commenced the commercialization of our Magellan Robotic System and Magellan Robotic Catheters for the treatment of vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan Robotic System or to perform procedures enabled by the Magellan Robotic System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.

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

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Because we have shipped only slightly more than 110 Sensei systems and our Magellan Robotic System has only recently been commercially introduced, our systems have limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal, state and countries regulations in the United States or elsewhere.

Our promotional materials and training methods regarding physicians must comply with FDA limitations and other applicable laws and regulations. Both our Magellan and Sensei systems are cleared by the FDA and CE marked in the EEA for defined uses. We believe that the specific procedures for which our products are marketed fall within the scope of the applications that have been cleared by the FDA or are CE marked in the EEA. If the FDA or the competent authorities of the EEA countries determine that our promotional materials or training constitutes promotion of an use which has not been approved or does not fall within the scope of the current CE mark, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties.

We have received FDA clearance to market our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control for collecting electrophysiological data within the heart atria with two specified mapping catheters, which is a critical step in the identification of the heart tissue generating abnormal heart rhythms that may require ablation or other treatment. Because the FDA has determined that there is a reasonable likelihood that physicians may choose to use our products off-label, and that harm may result, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. We have commenced a clinical trial for the use of our Sensei system and Artisan catheter with an ablation catheter in the treatment of atrial fibrillation as part of our process to expand our current labeling in the U.S. beyond mapping. Thus, efforts are underway to eventually seek regulatory clearance or approval for the use of our Sensei system in atrial fibrillation procedures. We may subsequently seek regulatory clearance for use of our Sensei system for use with other catheters. The future of our electrophysiology business will depend primarily on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures, for which we do not yet, and may never, have FDA clearance or approval.

Unless and until we receive regulatory clearance or approval for use of our Sensei system with ablation catheters or in these procedures, uses in these procedures will be considered off-label uses of our Sensei system. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the quality, safety or effectiveness of our Sensei system for use with ablation catheters and in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions. We presently believe that to date, all of the procedures in which our products have been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei system and Artisan catheters have not been cleared by the FDA.

In 2012, FDA cleared our Magellan Robotic System for use to facilitate navigation to anatomical targets in the peripheral vasculature. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. The FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval and such uses could be considered off-label use subject to the same restrictions as the use of the Sensei system in cardiac ablation procedures. The FDA also can require us to cease marketing for any claims beyond the scope of the clearance, and can take other enforcement actions as outlined above.

The FDA and other competent authorities and agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance, approval or CE Certificates of Conformity has not been obtained. Moreover, scrutiny of such practices by the FDA and other competent authorities and agencies has recently increased. In the United States, promotional activities for FDA regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies under the Federal False Claims Act and various other federal and state laws, as well as criminal sanctions. Administrative, civil and criminal sanctions can also be imposed in foreign countries.

For all of our products, including both the Sensei and Magellan systems, we believe that the way in which they are marketed is consistent with the FDA clearance. However, the FDA could disagree and require us to stop promoting our products for certain procedures until we obtain FDA clearance and the intended purposes for which they have been CE marked. However, the FDA and the competent authorities in the EEA countries could disagree and require us to stop promoting our products for certain procedures until we obtain FDA clearance or approval or a specific CE Certificate of Conformity for them and/or could require us to initiate corrective actions that could include issuing corrective advertising. In addition, the FDA and the competent authorities in the EEA countries could require us to generate and submit significant quality, safety and efficacy data to support use in those procedures for which the agency or the competent authorities of the EEA countries require clearance, approval or a specific CE Certificate of Conformity. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and country, federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another competent authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months, though we have seen sales cycles lengthen towards the longer end of this range as many potential customers have postponed purchase decisions. Additionally, the majority of our revenue is often shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan Robotic System and Magellan Robotic Catheters could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $42.8 million for the year ended December 31, 2013. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We are dedicating significant resources to the development and commercialization of our Magellan Robotic System, Magellan Robotic Catheters and associated accessories. These efforts may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances or that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. This Agreement was amended in February 2014, and will expire in December 2014 unless extended by mutual agreement of the parties. If the agreement is not extended, we may be unable to maintain our ability to offer integration with the EnSite Velocity System with new system sales, or to maintain compatibility with updated or upgraded versions of EnSite Velocity, which could adversely affect our revenues.

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

We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 and determined internal control was effective as of that date, as more fully set forth in Item 9A of this Form 10-K. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

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

We believe that the majority of procedures performed using our Sensei technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services updates the MS-DRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from using our technology can vary significantly. At this time, although payments for these cardiac procedures have not undergone further reductions, we cannot predict the full impact any future rate changes, including rate reductions, will have on our revenues or business. We do not currently know which MS-DRGs will apply to procedures performed with our Magellan Robotic System or whether reimbursement amounts will be considered favorable by hospitals.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, with initial disclosure requirements beginning in May 2014. There have been and will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

In the fiscal year ended December 31, 2013, approximately 50% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 10% of our total revenues for the fiscal year ended December 31, 2013 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues in the year ended December 31, 2013.

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

In order to market our products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy of our products. Approval and CE marking procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE Certificate of Conformity in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE Certificate of Conformity in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE Certificate of Conformity in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Artisan catheters in May 2007, our Lynx catheters in July 2010, our Magellan Robotic System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, and our Artisan Extend catheters in February 2013. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.

We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.

We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labeling, or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the Sensei system when used with catheters and in procedures not specified in the current label, such as ablation catheters and ablation procedures, and we have already filed Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians may be using our device off-label with ablation catheters in ablation procedures, as well as in other electrophysiology procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.

Any failure to comply, or any perception that we are not complying, with continuing regulation by the FDA or other authorities, including restrictions regarding off-label promotion, could result in enforcement action that may include suspension or withdrawal of regulatory clearances approvals, or CE Certificates of Conformity, recalling products, ceasing product marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability and reputation.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for coverage and reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices which will, once adopted by the European Parliament and by the Council, replace the existing the Medical Devices Directive. This proposal is intended to strengthen the current rules further harmonizing regulatory system in the different EU Member States. In October 2013, the European Parliament voted an amended draft of the Regulation. The proposed text is currently being discussed by the Council of the European Union. The European Commission expects the proposals to be definitively adopted by early 2014 in advance of the European Parliament elections in May 2014. If it proves possible to adhere to this time line the Regulation on medical devices would enter into force from 2015. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory clearances and CE Certificates of Conformity, product recalls, seizure of products, operating restrictions and criminal prosecution.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations, California Department of Health Services requirements or EEA quality system requirements, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the Notified Body, the competent authorities in the EEA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	suspension or withdrawal of our CE Certificates of Conformity;

•	refusal to grant export approval or issue export documentation for our products; or

•	criminal prosecution.

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

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions. An increased frequency of filing Medical Device Reports, or MDRs, or Manufacturers’ Incident Reports in the EEA concerning adverse events occurring during procedures performed with our technology could result in increased regulatory scrutiny of our products and could delay or prevent the adoption of our products.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA when the manufacturer becomes aware of information from any source that alleges that a device marketed by the manufacturer has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. A manufacturer may determine that an event may not meet the FDA’s reporting criteria so that an MDR is not necessary. However, the FDA can review a manufacturer’s decision and may disagree. We have made decisions that certain types of events are not MDR reportable. In the EEA, similar reporting requirements are imposed on medical device manufacturers. When a medical device is suspected to be a contributory cause of an event that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person, its manufacturer or authorized representative in the EU must report the event to the Competent Authority of the EEA country where the incident occurred. There can be no assurance that the FDA or the competent authorities in the EEA country will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA or the competent authorities of the EEA countries disagree with any of our determinations that events are not reportable, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as products withdrawals and recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We have filed Medical Device Reports, or MDRs, and Manufacturer’s Incident Reports reporting adverse events during procedures utilizing our technology and have developed internal systems and processes that are designed to evaluate future events that may require adverse event reporting to the FDA or the competent authorities if the EEA countries. As the frequency of use of our technology in electrophysiology and vascular procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs and Manufacturer’s Incident Reports. An increased frequency of filing MDRs and Manufacturer’s Incident Reports or a failure to timely file MDRs may result in requests for further information from the FDA or the competent authorities of the EEA countries, which could delay other matters that we may have pending before the FDA, the competent authorities of the EEA or our Notified Body or result in additional regulatory action. An increased frequency of MDRs and Manufacturer’s Incident Reports could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results. As a manufacturer we are sometimes required to make decisions about whether to take corrective action in the field and whether to report that activity to the FDA or the competent authorities of the EEA countries. If the FDA or the competent authorities of the EEA countries disagrees with those decisions, we may be subject to enforcement action and our product sales and operating results could suffer.

The FDA and similar foreign competent authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign competent authorities have the authority to require the recall of our products in the event of material deficiencies or defects in design, manufacture or performance of the products and inadequacy in the labeling or Instruction for Use. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We have conducted voluntary recalls in the past. Recalls of any of our products would likely divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations.

The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or other competent authorities. We have in the past initiated voluntary actions involving our products that we determined did not require notification of the FDA, and we may in the future initiate additional voluntary actions that we determine do not require notification of the FDA. If the FDA or the competent authorities of the EEA countries disagree with our determinations, they could require us to report those actions as recalls. Additionally, we have, and may again in the future, take actions in the field that we do not consider to be recalls. If the FDA or other competent authorities disagree with our determinations, they could require us to treat these actions as recalls, issue communications, or report those actions to FDA. The agency may also initiate other enforcement action if they disagree with our recall decisions, including but not limited to issuing warning letters, or more serious actions such as civil or criminal penalties. A future recall announcement or enforcement action could harm our reputation with customers and negatively affect our sales. In addition, the FDA or other competent authorities could take enforcement action for failing to treat certain actions as recalls and report the recalls when they were conducted.

Modifications to our products may, and in some instances, will, require new regulatory clearances, approvals or CE Certificates of Conformity and may require us to recall or cease marketing our products until clearances, approvals or CE Certificates of Conformity are obtained.

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

For those products sold in the EEA, we must notify and await completion of the review of our Notified Body, before introducing substantial changes to the products or to our quality system. Following its review, our Notified Body will decide whether our existing CE Certificates of Conformity can be maintained or varied, or whether new certificate are required.

We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional review, clearances or approvals. There can be no assurance that the FDA, our Notified Body or the competent authorities of the EEA countries will agree with our approach in such matters or that, if required, subsequent requests for 510(k) clearance, PMA approval or CE Certificates of Conformity will be received in a timely fashion, if at all. The FDA, our Notified Body or the competent authorities of the EEA countries may require us to cease supply, recall and to stop marketing our products as modified or to disable features pending clearance or approval or the granting of a CE Certificate of Conformity which would significantly harm our ability to sell our products and cause harm to our existing customer relationships and business. Even if we are not required to take such action, delays in obtaining clearances, approvals or CE Certificate of Conformity for features would adversely affect our ability to introduce enhanced products in a timely manner and would harm our revenue and operating results. The FDA our Notified

Body or the competent authorities of the EEA countries could also take other enforcement action, including but not limited to, issuing a warning letter relating to our decision to implement features and other product modifications without submission of a new 510(k) notice or PMA and suspension or withdrawal of our existing CE Certificates of Conformity.

Clinical trials necessary to support any future 510(k), PMA application or CE marking of our products will be expensive and may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a 510(k), PMA application or CE marking for expanded indications for use of our existing products, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial through physicians who use the product off-label. We received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll as few as 125 subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support clearance or approval. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA, our Notified Body or the competent authorities of the EEA countries may not consider our data adequate to demonstrate quality, safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions in the U.S. or abroad with physicians and other potential referral sources who prescribe or purchase our products are subject to government regulation designed to prevent health care fraud and abuse. Relevant U.S. laws include:

•	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual, for an item or service or the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service, for which payment may be made, in whole or in part, by federal healthcare programs such as the Medicare and Medicaid;

•

federal civil False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or whose products are frequently used off-label;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain obligations relating to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Foreign Corrupt Practices Act of 1997, which makes it illegal to offer or provide money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state breach notification laws, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical and medical device products, payments intended to influence the referral of federal or state health care business, and submission of false or fraudulent claims for government payments. The Affordable Care Act also clarified that a person or entity need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.

The Affordable Care Act also imposes new tracking and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program were required to begin tracking such payments on August 1, 2013 and submit reports to CMS by March 31, 2014, and by the 90th day of each subsequent calendar year.

If our past or present operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under federal healthcare programs like Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

Our international operations expose us to liability under global anticorruption laws.

We are also subject to the U.S. Foreign Corrupt Practices Act, or “FCPA” and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 28, 2014, our closing stock price has fluctuated from a low of $1.15 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of February 28, 2014, our five largest stockholders together with our executive officers and directors beneficially own or control approximately 46.5 percent of our outstanding common stock and the ownership or control by these stockholders may increase to over 50 percent of our outstanding common stock following the exercise of outstanding warrants to purchase shares of our common stock held by such stockholders. Two of these beneficial owners hold warrants to purchase up to 13,969,630 shares of our common stock at a purchase price of either $1.50 a share or $2.00 a share. Upon exercise of these warrants, our five largest stockholders together with our executive officers and directors would beneficially own or control approximately 53.9 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in August 2013 we sold 28,455,284 shares of our common stock and warrants to purchase an aggregate of 34,146,339 shares of our common stock in a private placement. The purchasers in the private placement have signed contractual lock-up agreements preventing them from trading in our securities until August 2014, however, the issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. We extended the term of this lease until January 2020, with an option to extend the lease for another five years. We also lease approximately 3,300 square feet of office space in London, England. That lease ends in June 2020, but we have an option to exit the lease in 2015.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Annual Report on Form 10-K, other than as descried below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal right and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.

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

On May 9, 2013, the parties entered into a stipulation of settlement pursuant to which the plaintiffs would receive an aggregate of $8.5 million, $4.0 million of which would be funded in cash by our insurer and other sources. We would fund the remaining portion by issuing $4.25 million worth of our common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. On July 25, 2013, the Court granted preliminary approval of the settlement and on December 5, 2013, the Court granted final approval of the settlement. In connection with the final court approval of the settlement, all defendants, including Hansen, received a full and complete release of all claims in the previously disclosed securities class action. On December 19, 2013, the Company issued 2,298,539 shares, as determined by the average closing price of the Company’s common stock for the 10 trading days preceding final court approval of the settlement, which average was $1.8490 per share.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 28, 2014, there were approximately 185 holders of record of our common stock and 110,755,536 shares of common stock outstanding. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future. Our $33 million loan and security agreement with White Oak limits our ability to pay dividends and make certain other payments.

The following table sets forth the high and low closing price of our common stock as reported on the NASDAQ Global Market for each period indicated:

	2013		2012
	High	Low	High	Low
First quarter	$2.70	$1.92	$3.90	$2.39
Second quarter	$2.09	$1.42	$3.20	$2.09
Third quarter	$1.92	$1.15	$2.53	$1.43
Fourth quarter	$2.13	$1.53	$2.41	$1.65

The closing price for our common stock as reported by the Nasdaq Global Market on February 28, 2014 was $2.34 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

None.

Uses of Proceeds from Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Performance Graph1

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2008.

Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Hansen Medical, Inc	$100.00	$41.97	$20.64	$35.73	$28.81	$23.96
Nasdaq Composite	$100.00	$145.32	$171.50	$170.08	$199.76	$279.90
Nasdaq Medical Equipment	$100.00	$136.80	$143.32	$142.14	$163.46	$226.72

[1]	This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2013, 2012 and 2011 and the financial position data for the years ended December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	2013(1)	2012(2)	2011(3)	2010(4)	2009
	(In thousands, except per share data)
Operations:
Revenues	$16,982	$17,636	$22,129	$16,634	$22,203
Loss from operations	(48,903)	(18,503)	(15,666)	(35,005)	(51,296)
Net loss	(55,722)	(22,145)	(16,712)	(37,895)	(52,449)
Basic and diluted net loss per share	(0.70)	(0.35)	(0.30)	(0.78)	(1.55)
Shares used to compute basic and diluted net loss per share	79,052	62,472	55,362	48,881	33,892
Financial Position:
Cash and cash equivalents	$27,995	$32,749	$36,520	$25,769	$9,553
Short-term investments	1,945	8,424	15,690	2,264	18,726
Working capital	38,988	43,238	54,349	21,535	21,004
Total assets	61,159	64,092	76,759	57,944	60,741
Debt	33,358	29,417	29,147	6,238	9,803
Accumulated deficit	(352,664)	(296,942)	(274,797)	(258,085)	(220,190)
Stockholders’ equity	16,876	24,739	33,481	30,772	33,753

(1)	Loss from operations, net loss and basic and diluted net loss per share for 2013 include the impact of the loss on settlement of the derivative litigation of $4.5 million.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2012 include the impact of the gain on the licensing of intellectual property of $20.0 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(4)	Loss from operations, net loss and basic and diluted net loss per share for 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations, Inc. of $10.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From inception to December 31, 2013, we have incurred losses totaling approximately $352.7 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ended December 31, 2014 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, we use a combination of a direct sales force and distributors to market, sell and support our products.

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

•

Multiple-element Arrangements. It is common for the sale of Sensei and Magellan systems to include multiple elements which qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. Generally, under multiple-element arrangements, the systems are delivered at the beginning of the arrangement and the related revenue is recognized at that time. Installation and training is generally completed within 90 days at which time the revenue is recognized. Customer service revenue associated with the product maintenance plan is recognized ratably over the service period, which is typically one year. Other elements are recognized once delivered in accordance with contract terms. In arrangements that include multiple elements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, we allocate revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of our or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, we allocate revenue to the various elements based on our best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account our target prices and overall pricing objectives. In situations where we have delivered certain elements but not delivered other elements, we defer revenue for the undelivered elements after we have allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Because we have neither VSOE nor TPE for our systems, the allocation of revenue is based on ESP for the systems sold. We determine ESP for our systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2013, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary will be included in earnings. Realized gains and losses are recognized on the specific identification method.

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, we evaluate many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of 2010, we determined that the impairment of our investment in Luna Innovations, Incorporated common stock was other than temporary. As such, we permanently wrote down the value of that investment and recorded a loss of $1.9 million in other expense on the consolidated statement of operations. In the fourth quarter of 2011, we further permanently wrote down the value of the Luna investment and recorded an additional loss of $0.3 million in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional write down of the investment and recorded an additional loss of $0.6 million in other expense on the condensed consolidated statement of operations. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in our assessment of the valuation of our investments could materially impact our future operating results and financial position.

Inventories

Inventory, which includes material, labor and overhead costs is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. These reserves are based on our best estimates after considering projected future demand. In the event that actual demand for our inventory differs from our best estimates or we fail to receive the necessary regulatory approvals, increases to inventory reserves may become necessary.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2013, we had $3.6 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

Stock-Based Compensation

Under the fair value recognition provisions of authoritative guidance related to stock-based compensation, stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to our financial statements but does not result in the payment of cash by us. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires us to make significant estimates and judgments, including the expected volatility, the expected term of the award, risk-free interest rate and dividend yield. If we had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

We have selected the Black-Scholes option valuation model as the most appropriate method for determining the estimated fair value for our stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, expected term, risk-free interest rate and the dividend yield.

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

•

Risk-Free Interest Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. For ESPP grants, we use the 6-month Constant Maturity Treasury (“CMT”) rate.

•

Dividend Yield. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use a dividend yield of zero in the Black-Scholes option valuation model.

In addition to the Black-Scholes assumptions noted above, we also estimate a forfeiture rate for our stock-based awards. We estimate our forfeiture rate based on an analysis of our actual forfeitures based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

To the extent that future evidence regarding these variables is available and provides estimates that we determine are more indicative of actual trends, we may refine or change our approach to deriving these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future.

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, we would record a loss and a liability. As of December 31, 2013, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2013, we had federal and state net operating loss carryforwards of approximately $242.0 million and $205.3 million, respectively. At December 31, 2012, we had federal and state net operating loss carryforwards of approximately $195.1 million and $169.0 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2014 through 2033 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $130.4 million and $109.0 million at December 31, 2013 and 2012, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2013; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2014, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. As the result of the sale of 11,700,000 shares of common stock in April 2009, the sale of 16,100,000 shares of common stock in April 2010, the sale of 4,785,000 shares of common stock in November 2011, the sale of 5,291,000 shares of common stock in October 2012 and the August 2013 sale of 28,455,284 shares of common stock and warrants to purchase an aggregate of 34,146,339 shares of common stock, such an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed at that time could be limited. We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the Code. We have evaluated and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.

Financial Overview

Revenues

Our product revenues primarily consist of sales of Magellan Robotic and Sensei systems, catheters and other disposables. Our service revenue primarily consists of system service and customer training, which are typically entered into at the time systems are sold. These service contracts have been generally renewed at the end of the service period. In the third quarter of 2012, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems.

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

Loss on Settlement of Litigation

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs receive an aggregate of $8.5 million, $4.0 million of which was funded in cash by our insurer and other sources. We funded the remaining portion by issuing $4.25 million worth of our common stock, and paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million in first quarter of 2013.

Loss on Extinguishment of Debt

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

Stock-Based Compensation Expense

Cost of revenues, research and development and selling, general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of revenues	$402	$319	$805
Research and development	1,320	444	1,703
Selling, general and administrative	3,167	2,119	4,168

Total	$4,889	$2,882	$6,676

Total stock-based compensation for 2012 includes a $740,000 reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction is not material to 2012 or to prior periods. Net of this adjustment, the increase in stock-based compensation in 2013 compared to 2012 was primarily due to the impact of the Company’s new equity awards granted.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012:

Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$11,790	$12,303	$(513)	(4)%
Service	5,192	5,333	(141)	(3)%

Total revenues	$16,982	$17,636	$(654)	(4)%

Product revenue in 2013 included the recognition of revenue on a total of 12 robotic systems, including seven Magellan and five Sensei systems, as well as monthly rental income from the conversion of two Magellan evaluation systems and 2,857 catheters. 2012 product revenue included the recognition of revenue on 13 robotic systems, including four Magellan and nine Sensei systems, eight of which were shipped within the period, and five were shipped prior to 2012, and 2,807 catheters. The decrease in product revenue was due to an 8% decrease in systems recognized in revenue coupled with 2% decrease in the average selling prices of systems, partially offset by a 2% increase in catheters sold and a 5% increase in the average selling prices of catheters. The decrease in systems recognized in revenue in 2013 as compared to 2012 was largely the result of the recognition of $2.6 million of revenue in 2012 on five systems that were sold prior to 2012. The decrease in average system selling prices was driven primarily by price discounts on strategic sales of two systems in two new international markets, partially offset by a higher mix of our Magellan Systems in 2013, which typically has a higher selling price than our Sensei systems. Increases in catheter sales were due primarily to a larger installed base of systems and growth in overall procedure volume. Service revenue decreased in 2013 compared to 2012 due primarily to the timing of service contracts recognized in revenue.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through 2014.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$11,150	$11,990	$(840)	(7)%
Service	2,331	2,036	295	14%

Total cost of revenues	$13,481	$14,026	$(545)	(4)%
As a percentage of revenues	79.4%	79.5%

Gross profit	$3,501	$3,610	$(109)	(3)%
As a percentage of revenues	20.6%	20.5%

Gross profit for 2013 was $3.5 million, or 21% of revenues, compared to $3.6 million, or 21% of revenues in 2012. Gross profit margins in 2013 were negatively impacted by an 8% decrease in the number of robotic systems recognized as revenue in 2013, price discounts on strategic sales of two systems in two new international markets and lower service margins, offset by improvements in the manufacturing costs including lower materials, labor and scrap which primarily resulted from the Company’s efforts to implement lean manufacturing concepts and other cost reduction initiatives. We expect that cost of revenues and gross profit, both as a percentage of revenues and on a dollar basis, may continue to vary from quarter to quarter in 2014 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Research and development	$16,139	$16,126	$13	0%

Research and development expenses in 2013 were flat compared to 2012 primarily due to a decrease of $0.7 million due to reduced development costs associated with our Magellan Robotic System and other product development initiatives offset by a $0.7 million increase in clinical trial costs and prototype material costs for the 6Fr Magellan Catheter. We expect research and development expenses for 2014 to increase moderately over 2013 levels due to development of new clinical programs and new product and technology development initiatives.

Selling, General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Selling, general and administrative	$31,765	$25,987	$5,778	22%

Selling, general and administrative expenses increased $5.8 million in 2013 compared to 2012. The increase was primarily due to $2.8 million of legal costs associated with securities litigation, patent and financing related matters, $1.4 million of increased costs from the development of our global sales organization and other marketing activities, and $1.5 million of insurance reimbursement proceeds received in connection with the securities litigation in 2012. We expect our selling, general and administrative expenses for 2014 to increase moderately due to increased commissions on expected increases in sales levels, and marginal growth of our sales force compared to 2013.

Gain on Licensing of Intellectual Property

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Gain on licensing of intellectual property	$—	$20,000	$(20,000)	N/A

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

Loss on Settlement of Litigation

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Loss on settlement of litigation	$4,500	$—	$4,500	N/A

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs would receive an aggregate of $8.5 million, $4.0 million of which would be funded in cash by our insurer and other sources. We recorded a loss on litigation settlement of $4.5 million during the quarter ended March 31, 2013. On December 5, 2013, the Court granted final approval of the settlement. We funded the remaining portion by issuing $4.25 million worth of our common stock, the number of shares was determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, which average was $1.8490 per share, and paying $250,000 in cash.

Interest Income

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest income	$25	$78	$(53)	(68)%

Interest income from cash, cash equivalents and short-term investments decreased in 2013 compared to 2012 primarily due lower average effective interest rates on the mix of lower average invested balances. We expect interest income in 2014 to remain consistent compared to 2013 levels.

Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Loss on extinguishment of debt	$(1,935)	$—	$(1,935)	N/A

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

Interest Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest expense	$(3,952)	$(3,511)	$(441)	13%

Interest expense increased in 2013 compared to 2012 primarily due to an increase in interest expense due to costs associated with higher outstanding balances on debt coupled with higher interest rates in connection with the new debt. We expect interest expense in 2014 to increase compared to 2013 levels due to the new White Oak debt facility executed in 2013.

Other Expense, net

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Other expense, net	$(842)	$(95)	$(747)	N/A

Other expense, net increased in 2013 compared to 2012 primarily due to the $0.6 million write down of our equity investment in Luna Innovations recorded in the first quarter of 2013.

Income Tax Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Income tax expense	$(115)	$(114)	$(1)	N/A

Income tax expense was flat in 2013 compared to 2012 and was primarily due to taxable income in foreign jurisdictions.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$12,303	$16,720	$(4,417)	(26)%
Service	5,333	5,409	(76)	(1)%

Total revenues	$17,636	$22,129	$(4,493)	(20)%

2012 product revenue included the recognition of revenue on 13 robotic systems and 2,807 catheters. 2011 product revenue included the recognition of revenue on 23 robotic systems and 2,787 catheters. The decline in product revenue was due to a 43% decrease in systems sold, partially offset by an 11% increase in the average selling prices of systems, a 1% increase in catheters sold and a 4% increase in the average selling prices of catheters. The decrease in systems sold was largely the result of the recognition of more systems from deferred revenue in 2011 as compared to 2012, as 2012 revenue included the recognition of revenue on five systems that were previously in deferred revenue, while 2011 revenue included 12 such systems. The improvement in average system selling prices was driven by a higher percentage of systems sold to end users, which were typically sold at higher prices than units sold through distributors, and sales of our Magellan Robotic System in 2012, which is typically sold at higher selling price than our Sensei system. Increases in catheter sales were due primarily to a larger installed base of systems purchasing our catheters, increased utilization of EP catheters and, to a lesser extent, sales of Magellan Robotic Catheters. Service revenue decreased in 2012 compared to 2011 due primarily to a 15% decrease in the number of systems with active service contracts due to a delay in the renewals of service contracts, partially offset by a 16% increase in the average amount per service contract.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Product	$11,990	$14,600	$(2,610)	(18)%
Service	2,036	2,611	(575)	(22)%

Total cost of revenues	$14,026	$17,211	$(3,185)	(19)%
As a percentage of revenues	79.5%	77.8%

Gross profit	$3,610	$4,918	$(1,308)	(27)%
As a percentage of revenues	20.5%	22.2%

Gross profit for 2012 was $3.6 million, or 21% of revenues, compared to $4.9 million, or 22% of revenues in 2011. The decrease in gross margin percentage was driven by a decline in system unit volume compared to an increase in catheter volume in 2012, as systems have higher gross margins, partially offset by lower costs to manufacture our products, improved average system selling prices and higher margins on service revenue. Specifically, the number of robotic systems recognized as revenue decreased 43% in 2012 compared to 2011. The number of catheters sold increased by 1% in 2012 compared to 2011. The improvement in average system selling prices was driven by a higher percentage of systems sold to end users, which were typically sold at higher prices than units sold through distributors, and sales of our Magellan Robotic System in 2012, which typically has a higher selling price than our Sensei system. Higher margins on service revenue are primarily driven by lower service costs in 2012. The lower cost to manufacture our products has been driven by efforts by the Company to improve manufacturing processes through the implementation of lean manufacturing concepts and the reduction of material and labor costs.

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

Gain on Licensing of Intellectual Property

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Gain on licensing of intellectual property	$20,000	$—	$20,000	N/A

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

Income Tax Expense

	Year Ended December 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Income tax expense	$(114)	$—	$(114)	N/A

Income tax expense increased in 2012 compared to 2011 primarily due to an increase in taxable income in foreign jurisdictions.

Liquidity and Capital Resources

	2013	2012	2011
	(Dollars in thousands)
Cash and cash equivalents	$27,995	$32,749	$36,520
Short-term investments	1,945	8,424	15,690
Restricted cash	5,394	—	—

Total cash, cash equivalents, short-term investments and restricted cash	$35,334	$41,173	$52,210

Cash used in operating activities	$(42,755)	$(40,785)	$(36,391)
Cash provided by investing activities	760	25,796	12,661
Cash provided by financing activities	37,241	11,218	34,481

Net increase (decrease) in cash and cash equivalents	$(4,754)	$(3,771)	$10,751

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

Our cash, cash equivalent, short-term investment balances and restricted cash are held primarily in money market funds in addition to corporate equity securities. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view towards liquidity and capital preservation. Pursuant to our secured term loan agreement executed in 2013, the Company is obligated to maintain $5.0 million of restricted cash subject to lenders’ control.

Net Cash Used in Operating Activities

Net cash used in operating activities for the years presented primarily reflects the net loss for those periods adjusted for the loss on settlement of litigation in 2013, the gain on licensing of intellectual property in 2012 and the gain on sale of intellectual property in 2011, partially offset by non-cash charges such as loss on extinguishment of debt, depreciation and amortization, stock-based compensation, provision for doubtful accounts, loss of disposal of fixed assets and net unrealized losses on investments. Additionally, net cash used in operations in 2013 was negatively impacted by an increase of $3.1 million in inventory and an increase of $1.4 million in long-term accounts receivable included in other assets. Net cash used in operations in 2012 was negatively impacted by an increase of $2.7 million in inventory and decreases of $0.9 million in accrued liabilities and $3.7 million deferred revenue. Net cash used in operations in 2011 was negatively impacted by increases in accounts receivable and inventory balances due to higher shipments at the end of 2011 and a slight build in inventory related to our Magellan Robotic System and by a decrease in deferred revenue.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in 2013 primarily relates to the proceeds from the net maturities of short-term investments as we manage our portfolio to provide liquidity and interest income for our operations partially offset by a provision for restricted cash of $5.0 million as required under the White Oak loan agreement. Net cash provided by investing activities in 2012 primarily relates to the proceeds from the licensing of intellectual property and net maturities of short-term investments as we manage our portfolio to provide liquidity and interest income for our operations. Net cash provided by investing activities in 2011 primarily relates to the proceeds from the sale of intellectual property and the collection of the note receivable from Luna, partially offset by net purchases of short-term investments. Investing activities for each of these periods were also negatively impacted by the purchase of property and equipment as we invested in the infrastructure of our company.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2013 primarily relates to gross proceeds of $39.3 million received upon completion of the private placement equity financing less $2.1 million of related costs, gross proceeds of $33.0 million related to the White Oak debt financing less debt issuance costs of $1.5 million, proceeds related to the exercise of stock options and from purchases under our employee stock purchase plan, partially offset by $32.1 million of principal payments and final repayment fees related to the extinguishment of the Oxford Loan. Net cash provided by financing activities in 2012 is primarily due to cash received from the sale of stock to Intuitive Surgical. Net cash provided by financing activities in 2011 is primarily due to the proceeds from our new loan agreement, partially offset by the repayment of the existing loan balance. The remaining cash provided by financing activities was mainly due to cash receipts from our employee stock purchase plan and from the exercises of stock options, partially offset by scheduled debt repayments.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2013 we had an accumulated deficit of $352.7 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold approximately 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 of net proceeds.

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

In connection with the Oxford Loan, we issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $0.9 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and zero dividend yield. The fair value of the warrants was recorded as a discount to the loan and was amortized to interest expense using the effective interest rate method over the term of the loan. A total of $0.2 million and $0.3 million was amortized to interest expense in 2013 and 2012, respectively.

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

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither us nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2 million in certain accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2013, we were in compliance with all financial covenants.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. We anticipate that we will continue to incur substantial net losses for at least the next year as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. We anticipate our existing cash, cash equivalents and short-term investment balances and the interest income we earn on these balances and the amounts received through the sale of our products and services will be sufficient to meet our anticipated cash requirements for at least the next twelve months. As of December 31, 2013, our cash, cash equivalents, short-term investments and restricted cash balances were $35.3 million. In accordance with terms of the private placement financing completed in the third quarter of 2013, as of February 28, 2014, 11.4 million Series A warrants were exercised for total proceeds of $14.0 million, and we had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of up to approximately $39.8 million. In order to meet our anticipated cash requirements, we may raise additional funding at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating leases—real estate	$12,888	$2,149	$4,119	$2,205	$4,415
Debt, including interest	53,432	3,763	7,888	41,781	—

Total	$66,320	$5,912	$12,007	$43,986	$4,415

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $33.0 million we have borrowed under our loan agreement with White Oak in 2013.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2013, we had $3.9 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements. We do not expect that any new pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2013, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $35.3 million. A hypothetical 100 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2013, sales denominated in foreign currencies were approximately 10% of total revenue. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease to revenues for 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Medical, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touch LLP

San Francisco, California

March 13, 2014

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$27,995	$32,749
Short-term investments	1,945	8,424
Accounts receivable, net of allowance of $554 at December 31, 2013 and 2012	5,114	5,235
Inventories	12,203	9,134
Prepaids and other current assets	1,914	1,932

Total current assets	49,171	57,474

Property and equipment, net	3,641	6,040
Restricted cash	5,394	—
Other assets	2,953	578

Total assets	$61,159	$64,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,337	$3,056
Accrued liabilities	3,934	3,322
Current portion of deferred revenue	2,912	2,702
Current portion of long-term debt	—	5,156

Total current liabilities	10,183	14,236

Deferred rent, net of current portion	310	354
Deferred revenue, net of current portion	203	68
Long-term debt, net of current portion	33,358	24,261
Other long-term liabilities	229	434

Total liabilities	44,283	39,353

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 200,000 shares Issued and outstanding: 99,014 and 67,078 at December 31, 2013 and 2012, respectively	10	7
Additional paid-in capital	369,170	322,252
Accumulated other comprehensive (loss) income	360	(578)
Accumulated deficit	(352,664)	(296,942)

Total stockholders’ equity	16,876	24,739

Total liabilities and stockholders’ equity	$61,159	$64,092

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Product	$11,790	$12,303	$16,720
Service	5,192	5,333	5,409

Total revenues	16,982	17,636	22,129
Cost of revenues:
Product	11,150	11,990	14,600
Service	2,331	2,036	2,611

Total cost of revenues	13,481	14,026	17,211

Gross profit	3,501	3,610	4,918

Operating expenses:
Research and development	16,139	16,126	12,156
Selling, general and administrative	31,765	25,987	31,428
Loss on settlement of litigation (Note 7)	4,500	—	—

Total operating expenses	52,404	42,113	43,584
Gain on licensing of intellectual property (Note 5)	—	20,000	—
Gain on sale of intellectual property (Note 6)	—	—	23,000

Loss from operations	(48,903)	(18,503)	(15,666)
Interest income	25	78	150
Loss on extinguishment of debt	(1,935)	—	—
Interest expense	(3,952)	(3,511)	(573)
Other expense, net	(842)	(95)	(623)

Loss before income taxes	(55,607)	(22,031)	(16,712)
Income tax expense	(115)	(114)	—

Net loss	$(55,722)	$(22,145)	$(16,712)

Basic and diluted net loss per share	$(0.70)	$(0.35)	$(0.30)

Shares used to compute basic and diluted net loss per share	79,052	62,472	55,362

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years ended December 31,
	2013	2012	2011
Net loss	$(55,722)	$(22,145)	$(16,712)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	276	(716)	491
Amounts reclassified to other income (expense)	627	—	—
Foreign currency translation adjustment	35	19	(5)

Change in other comprehensive income (loss)	938	(697)	486

Comprehensive loss	$(54,784)	$(22,842)	$(16,226)

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2011	53,901	$5	$289,219	$(367)	$(258,085)	$30,772
Exercise of stock options and issuance of common stock pursuant to the employee equity incentive plan	886	—	831	—	—	831
Withholding taxes paid on vested restricted stock units	—	—	(303)	—	—	(303)
Issuance of common stock pursuant to the employee stock purchase plan	334	—	536	—	—	536
Issuance of common stock pursuant to private placement	4,785	1	9,959	—	—	9,960
Issuance of common stock for technology acquired	75	—	367	—	—	367
Issuance of warrants in connection with debt	—	—	868	—	—	868
Employee share-based compensation expense	—	—	6,676	—	—	6,676
Net loss	—	—	—	—	(16,712)	(16,712)
Change in unrealized loss on investments	—	—	—	491	—	491
Translation adjustment	—	—	—	(5)	—	(5)

Balances, December 31, 2011	59,981	6	308,153	119	(274,797)	33,481

Exercise of stock options and issuance of common stock pursuant to the employee equity incentive plan	1,449	—	548	—	—	548
Withholding taxes paid on vested restricted stock units	—	—	(14)	—	—	(14)
Issuance of common stock pursuant to the employee stock purchase plans	357	—	684	—	—	684
Issuance of common stock pursuant to private placement	5,291	1	9,999	—	—	10,000
Non-employee stock-based compensation	—	—	9	—	—	9
Employee share-based compensation expense	—	—	2,873	—	—	2,873
Net loss	—	—	—	—	(22,145)	(22,145)
Change in unrealized loss on investments	—	—	—	(716)	—	(716)
Translation adjustment	—	—	—	19	—	19

Balances, December 31, 2012	67,078	7	322,252	(578)	(296,942)	24,739

Exercise of stock options and issuance of common stock pursuant to the employee equity incentive plan	788	—	114	—	—	114
Withholding taxes paid on vested restricted stock units	—	—	(18)	—	—	(18)
Issuance of common stock pursuant to the employee stock purchase plan	394	—	560	—	—	560
Issuance of common stock and warrants pursuant to private placement	28,455	3	37,123	—	—	37,126
Issuance of common shares in connection with the litigation settlement	2,299	—	4,250	—	—	4,250
Employee share-based compensation expense	—	—	4,889	—	—	4,889
Net loss	—	—	—	—	(55,722)	(55,722)
Change in unrealized loss on investments	—	—	—	276	—	276
Amounts reclassified to other income (expense)	—	—	—	627	—	627
Translation adjustment	—	—	—	35	—	35

Balances, December 31, 2013	99,014	$10	$369,170	$360	$(352,664)	$16,876

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(55,722)	$(22,145)	$(16,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	4,500	—	—
Gain on licensing of intellectual property	—	(20,000)	—
Gain on sale of intellectual property	—	—	(23,000)
Depreciation and amortization	2,949	3,265	3,359
Stock-based compensation	4,889	2,882	6,676
Issuance of common stock for technology acquired	—	—	367
Amortization of common stock warrants	195	270	15
(Gain) loss on disposal of fixed assets	—	(15)	9
Net realized gains and losses on investments	677	40	370
Loss on extinguishment of debt	1,935	—	—
Provision (benefit) for doubtful accounts	—	554	(3)
Loss on settlement of note receivable	—	—	190
Changes in operating assets and liabilities:
Accounts receivable	120	(296)	(1,283)
Inventories	(3,069)	(2,735)	(1,398)
Deferred cost of revenues	18	1,406	1,704
Prepaids and other current assets	297	116	215
Other assets	(1,280)	68	(137)
Accounts payable	226	112	(213)
Accrued liabilities	568	(886)	(712)
Deferred revenue	345	(3,668)	(5,199)
Other long-term liabilities	597	247	(639)

Net cash used in operating activities	(42,755)	(40,785)	(36,391)

Cash flows from investing activities
Purchase of property and equipment	(550)	(772)	(550)
Proceeds from sales and maturities of short-term investments	6,704	17,363	13,216
Purchase of investments	—	(10,860)	(26,633)
Proceeds from licensing of intellectual property	—	20,000	—
Proceeds from sale of intellectual property	—	—	23,000
Collection of note receivable	—	—	3,628
Changes in restricted cash	(5,394)	65	—

Net cash provided by investing activities	760	25,796	12,661

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	39,268	10,000	10,000
Costs related to issuance of common stock and warrants	(2,087)	—	(40)
Proceeds from loans	33,000	—	30,000
Costs related to issuance of loans	(1,538)	—	(305)
Repayments of loan principal	(30,000)	—	(6,238)
Final loan repayment fees	(2,058)	—	—
Proceeds from exercise of common stock options	114	548	831
Proceeds from employee stock purchase plan	560	684	536
Withholding taxes paid on vested restricted stock units	(18)	(14)	(303)

Net cash provided by financing activities	37,241	11,218	34,481

Net increase (decrease) in cash and cash equivalents	(4,754)	(3,771)	10,751
Cash and cash equivalents at beginning of year	32,749	36,520	25,769

Cash and cash equivalents at end of year	$27,995	$32,749	$36,520

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$5,207	$2,599	$1,199
Supplemental schedule of non-cash investing and financing activities
Equity issuance costs not yet paid	55	—	—
Issuance of common stock warrants	—	—	868

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	The Company

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

Need to Raise Additional Capital

From inception to December 31, 2013, the Company has incurred losses totaling approximately $352.7 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ended December 31, 2014 as it continues to commercialize its technologies and develop new applications and products. The Company anticipates its existing cash, cash equivalents and short-term investment balances along with interest income earned in addition to estimated amounts that are expected to be received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. As of December 31, 2013, the Company’s cash, cash equivalents, short-term investments and restricted cash were $35.3 million. In accordance with terms of the private placement financing completed in the third quarter of 2013, as of February 28, 2014, 11.4 million Series A warrants were exercised for total proceeds of $14.0 million, and the Company had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of up to approximately $39.8 million. The Company may need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements or entering into a credit facility in order to meet its continuing cash needs. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

•

Multiple-element Arrangements. It is common for the sale of Sensei and Magellan systems to include multiple elements which qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. Generally, under multiple-element arrangements, the systems are delivered at the beginning of the arrangement and the related revenue is recognized at that time. Installation and training is generally completed within 90 days at which time the revenue is recognized. Customer service revenue associated with the product maintenance plan is recognized ratably over the service period, which is typically one year. Other elements are recognized once delivered in accordance with contract terms. In arrangements that include multiple elements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value (“VSOE”) of the elements if VSOE exists. VSOE for each element is based on the price for which the item is sold separately, determined based on historical evidence of stand-alone sales of these elements or stated renewal rates for the element. If VSOE does not exist for an element, the Company allocates revenue based on third-party evidence (“TPE”) of selling price for the elements if TPE exists. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in standalone sales to similarly-situated customers. If neither VSOE nor TPE exist for a specific element, the Company allocates revenue to the various elements based on its best estimate of the selling price for that element or estimated selling price (“ESP”) using a top-down approach, which takes into account the Company’s target prices and overall pricing objectives. In situations where the Company has delivered certain elements but not delivered other elements, the Company, after it has allocated revenue to the various elements under the relative selling price method based on VSOE, TPE or ESP, defers revenue for the undelivered elements. Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue is based on ESP for the systems sold. The Company determines ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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

The Company had three customers who constituted 26%, 22%, and 10%, respectively of the Company’s net accounts receivable at December 31, 2013. The Company had three customers who constituted 22%, 20%, and 16%, respectively of the Company’s net accounts receivable at December 31, 2012. One customer accounted for 10% of revenues in 2013. One customer accounted for 14% of revenues in 2012. One customer accounted for 15% of revenues in 2011. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2013, the Company has not experienced any significant losses on its accounts receivable.

Most of the products developed by the Company require clearance from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan Control Catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei system and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology procedures in the United States in May 2007. The Company received CE Mark approval to market its Lynx catheter in Europe in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012 and Magellan 6Fr Robotic Catheter in February 2014. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or clearance is delayed, it could have a material adverse impact on the Company.

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

Loss Contingencies

The Company evaluates potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, the Company would record a loss and a liability. As of December 31, 2013, the Company had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, the Company may record charges to its financial statements. This could materially impact its operating results and financial position.

Foreign Currency

The functional currency of the Company’s domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense, net in the accompanying consolidated statements of operations. Remeasurement and foreign currency transaction losses, net, for fiscal years ended December 31, 2013, 2012 and 2011 were immaterial.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents, and restricted cash include money market funds and various deposit accounts, which are readily convertible to cash and are stated at cost, which approximates market. Pursuant to the Company’s secured term loan agreement executed in 2013, the Company is obligated to maintain $5.0 million of restricted cash subject to lenders’ control.

Short-Term Investments

Available-for-sale investments. The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2013, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings. Realized gains and losses are recognized on the specific identification method.

Other-than-temporary impairment. The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other than temporary, the Company evaluates many factors, including the following: the duration and extent to which the fair value has been less than the carrying value; the company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. In fiscal 2010 and 2011, the Company determined that the impairment of its investment in Luna Innovations, Incorporated (together with its wholly-owned subsidiary, “Luna”) common stock was other than temporary and as such, permanently wrote down the value of that investment and recorded a loss of $1.9 million $0.3 million, respectively in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional write down of the investment and recorded an additional loss of $0.6 million in other expense on the condensed consolidated statement of operations. The carrying value of the Luna investment as of December 31, 2013 was $1.9 million. Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $2.9 million, $3.3 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2013, the Company had $3.6 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are recorded in general, sales and marketing expenses within the accompanying Consolidated Statements of Operations and were immaterial for fiscal years 2013, 2012 and 2011.

Stock-Based Compensation

Under the fair value recognition provisions of authoritative guidance related to stock-based compensation, stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to the Company’s financial statements but does not result in the payment of cash by the Company. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires the Company to make significant estimates and judgments, including the expected volatility, the expected term of the award, risk-free interest rate and the dividend yield. If the Company had chosen a different fair value model or made different estimates in the calculation of fair value, the amount or timing of stock-based compensation recorded could have differed materially from the amounts reported.

The Company selected the Black-Scholes option valuation model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, the award’s expected term, risk-free interest rate and the dividend yield.

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

•

Risk-Free Interest Rate. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of its option grants. For ESPP grants, the Company uses the 6-month Constant Maturity Treasury (“CMT”) rate.

•

Dividend Yield. The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses a dividend yield of zero in the Black-Scholes option valuation model.

In addition to the Black-Scholes assumptions noted above, the Company also estimates a forfeiture rate for its stock-based awards. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from its estimates, the Company might be required to record adjustments to its stock-based compensation in future periods.

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

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations periods in 2014.

Comprehensive Loss

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. On January 1, 2012 The Company adopted new accounting guidance and presents comprehensive income (loss) in a separate statement. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2013, 2012, and 2011 was equal to net loss adjusted for unrealized gains and losses on investments, reclassifications of realized gains and losses on investments to other income (expense) and foreign currency translation adjustments.

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

Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There have been no employer contributions to the plan since inception.

Segment Reporting

The Company has determined that it operates in one segment.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. This new guidance was effective for the Company beginning January 1, 2013, with early adoption permitted. The Company adopted this guidance in the first quarter of 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

3.	Fair Value of Assets and Liabilities

The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
December 31, 2013:
Cash	$1,665	$—	$—	$1,665	$1,665	$—	$—
Money market funds	31,724	—	—	31,724	26,330	—	5,394
Corporate equity securities	1,572	373	—	1,945	—	1,945	—

	$34,961	$373	$—	$35,334	$27,995	$1,945	$5,394

December 31, 2012:
Cash	$1,283	$—	$—	$1,283	$1,283	$—	$—
Money market funds	31,466	—	—	31,466	31,466	—	—
Corporate debt and commercial paper	6,704	—	—	6,704	—	6,704	—
Corporate equity securities	2,158	132	(661)	1,629	—	1,629	—

	$41,611	$132	$(661)	$41,082	$32,749	$8,333	$—

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In fiscal 2010 and 2011, the Company determined that the impairment of its investment in Luna Innovations’ common stock was other than temporary and as such wrote down the value of that investment and recorded a loss of $1.9 million and $0.3 million, respectively in other expense on the consolidated statement of operations. In the first quarter of 2013, the Company recorded an additional write down of the investment and recorded an additional loss of $0.6 million in other expense on the condensed consolidated statement of operations. No investments have been in an unrealized loss position for longer than twelve months.

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

The fair value hierarchy of the Company’s assets is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
December 31, 2013:
Money market funds	$31,724	$—	$—	$31,724
Corporate equity securities	1,945	—	—	1,945

	$33,669	$—	$—	$33,669

December 31, 2012:
Money market funds	$31,466	$—	$—	$31,466
Corporate debt and commercial paper	—	6,704	—	6,704
Corporate equity securities	1,629	—	—	1,629
Warrants to purchase corporate equity securities	—	—	91	91

	$33,095	$6,704	$91	$39,890

The following tables present a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 (in thousands):

Investments Valued Using Level 3 Inputs for the Year Ended December 31, 2012
Balance at beginning of period	$153
Total gains and losses:
Included in other expense, net	(41)
Included in accumulated other comprehensive loss	1
Transfers out	(22)

Balance at end of period	$91

The fair value of the Company’s long-term debt was estimated to be $33.1 million as of December 31, 2013 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Balance Sheet Components

Inventories (in thousands)

	December 31,
	2013	2012
Raw materials	$4,167	$3,333
Work in process	5,285	3,644
Finished goods	2,751	2,157

Inventories	$12,203	$9,134

Property and equipment, net (in thousands)

	December 31,
	2013	2012
Furniture and leasehold improvements	$11,466	$11,451
Laboratory equipment	10,209	9,985
Computer equipment and software	2,850	2,640

	24,525	24,076
Less: Accumulated depreciation and amortization	(20,884)	(18,036)

Property and equipment, net	$3,641	$6,040

Accrued liabilities (in thousands)

	December 31,
	2013	2012
Accrued salaries, commission, bonus and benefits	$1,867	$1,455
Accrued royalties	796	481
Accrued legal and other professional fees	183	144
Accrued other expenses	1,088	1,242

Total	$3,934	$3,322

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

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company received arrangement consideration of $29.0 million and recognized $23.0 million immediately in net loss and $6.0 million as a reduction of research and development costs in 2011.

7.	Commitments and Contingencies

Operating Leases

The Company rents its office and laboratory facilities in Mountain View, California under an operating lease which has been extended until January 2020, with an option to extend the lease for another five years. We also lease approximately 3,300 square feet of office space in London, England. That lease ends in June 2020, but the Company has an option to exit the lease in 2015. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rent expense	$2,310	$2,280	$2,231

At December 31, 2013, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2014	$2,149
2015	1,979
2016	2,140
2017	2,205
Thereafter	4,415

Total	$12,888

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

	Years Ended December 31,
	2013	2012
Balance at beginning of period	$9	$12
Warranties issued during the period	105	112
Warranty costs incurred during the period	(105)	(115)

Balance at end of period	$9	$9

Other

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. The Company also has minimum royalty obligations of $200,000 per year under the terms of its cross license agreement with Intuitive Surgical. Additionally, the Company also has royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2013, the Company had $3.9 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if the Company does not have credits or carryforwards to cover these amounts, they could result in payments by the Company to taxing authorities.

Indemnification

The Company has agreements with each member of its board of directors, its Interim Chief Executive Officer, its former President and Chief Executive Officer, and its Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

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

On May 9, 2013, the parties entered a stipulation of settlement pursuant to which the plaintiffs would receive an aggregate of $8.5 million, $4.0 million of which would be funded in cash by the Company’s insurer and other sources. The Company would fund the remaining portion by issuing $4.25 million worth of the Company’s common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. The Company recorded a loss on litigation settlement of $4.5 million in its first quarter ended March 31, 2013. On December 5, 2013, the U.S. District Court for the Northern District of California granted final approval of a settlement. On December 19, 2013, the Company issued 2,298,539 shares, as determined by the average closing price of the Company’s common stock for the 10 trading days preceding final court approval of the settlement, which average was $1.8490 per share.

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

In connection with the Oxford Loan, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018. The fair value of the warrants was estimated at $0.9 million using the Black-Scholes valuation model with the following assumptions: expected volatility of 58.0%, risk free interest rate of 1.41%, expected life of 7 years and no dividends. The fair value of the warrants was recorded as a discount to the loan and was amortized to interest expense using the effective interest rate method over the term of the loan. A total of $0.2 million was amortized to interest expense in 2013. A total of $0.3 million was amortized to interest expense in 2012.

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

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. In 2013, the Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2013, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of December 31, 2013 are as follows (in thousands):

2014	$3,763
2015	3,879
2016	4,009
2017	41,781

Total remaining payments	53,432
Less: Amount representing interest	(20,074)

33,358

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$33,358

9.	Stockholders’ Equity

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapsed 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms were considered to be a forfeiture provision and did not result in variable accounting. As of December 31, 2013, there were no unvested shares outstanding.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2013, 2,806,000 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2013	7,176	$3.97	5.12	$182
Granted	2,249	$1.97
Exercised	(53)	$2.13
Cancelled	(1,593)	$6.86

Balance at December 31, 2013	7,779	$3.24	4.76	$169

Options vested and expected to vest at December 31, 2013	7,620	$3.20	4.79	$156
Options vested at December 31, 2013	4,167	$4.12	3.89	$56

The weighted-average grant-date fair value of options granted in 2013, 2012, 2011 and 2010 was $1.25, $1.31 and $1.32 per share, respectively. The total fair value of options that vested in 2013, 2012 and 2011 was $2.6 million, $1.5 million and $3.0 million, respectively. As of December 31, 2013, total unamortized stock-based compensation related to unvested stock options was $4.4 million, with a weighted-average remaining recognition period of 2.33 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $19 thousand, $0.1 million and $0.5 million, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2013 are as follows:

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$4.88	7,259	5.02	3,647	$2.37	4.29
$6.65-$12.69	155	2.35	155	$8.54	2.35
$15.25-$20.25	340	0.55	340	$19.31	0.55
$24.60-$31.20	25	0.76	25	$27.37	0.76

	7,779	4.76	4,167	$4.12	3.89

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2013	1,365	$3.03
Awarded	1,317	$2.01
Vested	(745)	$2.61
Cancelled	(619)	$2.42

Balance at December 31, 2013	1,318	$1.99

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2013, 2012, 2011 and 2010 was $2.6 million, $2.4 million and $0.9 million, respectively. As of December 31, 2013, total unamortized stock-based compensation related to unvested restricted stock units was $0.5 million, with a weighted-average remaining recognition period of 0.8 years.

Stock-based Compensation Associated with Awards to Employees

Stock-based compensation expense charged to operations for options and restricted stock units granted to employees in 2013, 2012 and 2011 was $4.9 million, $2.9 million and $6.7 million, respectively.

In 2011, the Company modified stock option agreements with an existing employee. The modification consisted of acceleration of vesting. The modifications resulted in the recording of additional employee stock compensation expense of $634,000 in 2011.

The estimated grant date fair values of the employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	77%-89%	61%-90%	60%-61%
Risk-free interest rate	0.6%-1.5%	0.5%-1.0%	0.9%-2.3%
Expected term (in years)	4.38-4.57	4.29-4.75	4.50-4.75
Dividend yield	0%	0%	0%

Stock-Based Compensation for Non-employees

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The final measurement occurs at the later of a performance commitment or when performance is complete. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option valuation model.

Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2013, 2012 and 2011 was immaterial.

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	57%-99%	62%-110%	74%-110%
Risk-free interest rate	0.1%	0.1%	0.1%-0.2%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$402	$319	$805
Research and development	1,320	444	1,703
Selling, general and administrative	3,167	2,119	4,168

Total	$4,889	$2,882	$6,676

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

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23; Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share; and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share. Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resales of the shares and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. As of December 31, 2013, all of the warrants were outstanding. As of February 28, 2014, 11.4 million Series A warrants were exercised for total proceeds of $14.0 million, and the Company had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of up to approximately $39.8 million.

10.	Income Taxes

The Company’s pre-tax loss consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(55,877)	$(22,343)	$(16,888)
Foreign	270	312	176

Pre-tax loss	$(55,607)	$(22,031)	$(16,712)

The Company’s tax provision for 2013 of $115,000 consisted of $13,000 in state taxes and $102,000 in foreign taxes. The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2013	2012	2011
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	1%	1%	10%
State tax benefit, net of federal impact	—%	—%	(5)%
Change in deferred tax asset valuation allowance	33%	32%	34%
General business credits	—%	—%	(5)%

Effective tax rate	—%	(1)%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$93,744	$75,929
Research and development credits	9,682	8,366
Capitalized research and development	19,107	17,151
Fixed assets	2,222	1,957
Stock-based compensation	2,478	2,200
Accruals, reserves and other	2,061	2,158
Intangibles	1,092	1,273

	130,386	109,034
Less: Valuation allowance	(130,386)	(109,034)

Net deferred tax asset	$—	$—

At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $242.0 million and $205.3 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2014 through 2033 if not utilized. The net operating loss carryforwards include $1.5 million which relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. The Company also has federal and California research and development tax credit carryforwards of $8.2 million and $7.1 million, respectively, available to offset future taxes payable. The federal credits begin to expire in 2023, while the state credits have no expiration.

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $21.4 million, $5.9 million and $5.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. As the result of the sale of 11,700,000 shares of common stock in April 2009, the sale of 16,100,000 shares of common stock in April 2010, the sale of 4,785,000 shares of common stock in November 2011, the sale of 5,291,000 shares of common stock in October 2012, the sale of 28,455,284 shares of common stock in August 2013, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its NOLs or certain other tax attributes.

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2013, there is $1.3 million in cumulative foreign earnings upon which U.S. income taxes have not been provided.

The Company files income tax returns in the United States, various state jurisdictions and in the countries of United Kingdom and Germany. As of December 31, 2013, the Company’s federal tax returns for the years ended December 31, 2010 through the current period and most state returns for the years ended December 31, 2009 through the current period are open to examination. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. The Company is also subject to examination in the United Kingdom and Germany for the years ended December 31, 2010 through the current period. There are no tax examinations currently in progress.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$3,358	$1,697	$1,498
Additions based on tax positions related to the current year	301	122	199
Additions based on tax positions related to prior years	205	1,539	—
Reduction for tax positions of prior years	—	—	—

Balance at end of period	$3,864	$3,358	$1,697

If the Company is able to eventually recognize these uncertain tax positions, a total of $3.3 million of the unrecognized benefit would affect the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, we have no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations period to December 31, 2014.

11.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net loss	$(55,722)	$(22,145)	$(16,712)

Shares used to calculated basic and diluted net loss per share	79,052	62,472	55,362

Basic and diluted net loss per share	$(0.70)	$(0.35)	$(0.30)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2013	2012	2011
Stock options outstanding	7,779	7,176	6,827
Unvested restricted stock units	1,318	1,365	1,631
Estimated shares to be issued under the employee stock purchase plan	41	31	35
Warrants	34,807	661	661

12.	Segment Information

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

The Company attributes revenues to different geographic areas on the basis of the location of the customer and attributes long-lived assets to different geographic areas based on the location of those assets. Information regarding geographic areas is as follows (in thousands):

	United States	Belgium	Saudi Arabia	Other (1)	Total
2013:
Revenues	$8,580	$1,656	$1,965	$4,781	$16,982
Long-lived assets	3,569	—	—	72	3,641
2012:
Revenues	$8,197	$1,687	$119	$7,633	$17,636
Long-lived assets	6,351	—	—	267	6,618
2011:
Revenues	$10,477	$2,089	$1,816	$7,747	$22,129
Long-lived assets	8,775	—	—	262	9,037

(1)	No single location within other accounts for greater than 10% of revenues.

13.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2013. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
2013:
Revenues	$2,951	$3,343	$5,068	$5,620
Gross profit	469	576	1,340	1,116
Net loss	(17,187)	(13,446)	(13,201)	(11,888)
Basic net loss per share	(0.26)	(0.20)	(0.16)	(0.12)
Diluted net loss per share	(0.26)	(0.20)	(0.16)	(0.12)
2012:
Revenues	$4,654	$3,535	$5,103	$4,344
Gross profit	732	753	1,257	868
Net income (loss)	(11,811)	(11,476)	(8,431)	9,537
Basic net income (loss) per share	(0.20)	(0.19)	(0.14)	0.15
Diluted net income (loss) per share	(0.20)	(0.19)	(0.14)	0.15

(1)	Net income and basic and diluted net income per share for the first quarter of 2013 include the impact of the loss on settlement of litigation of $4.5 million.
(2)	Net income and basic and diluted net income per share for the fourth quarter of 2012 include the impact of the gain on licensing of intellectual property of $20.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, including our Interim Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2013. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at reasonable assurance levels as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

i.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Deloitte & Touche LLP’s report on our internal control over financial reporting is included below.

Changes in Internal Control Over Financial Reporting

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the internal control over financial reporting of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections of our 2014 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance — 2013 Director Compensation Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections of our 2014 Proxy Statement entitled “Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our 2014 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our 2014 Proxy Statement entitled “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2013 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 139 through 142 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ CHRISTOPHER P. LOWE
Dated: March 13, 2014		Interim Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher P. Lowe and Peter J. Mariani, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER P. LOWE Christopher P. Lowe	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014

/S/ PETER J. MARIANI Peter J. Mariani	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2014

/S/ MICHAEL L. EAGLE Michael L. Eagle	Chairman of the Board	March 13, 2014

/S/ MARJORIE L. BOWEN Marjorie L. Bowen	Director	March 13, 2014

/S/ KEVIN HYKES Kevin Hykes	Director	March 13, 2014

/S/ STEPHEN L. NEWMAN, M.D. Stephen L. Newman, M.D.	Director	March 13, 2014

/S/ WILLIAM R. ROHN William R. Rohn	Director	March 13, 2014

Signature	Title	Date

/S/ JACK W. SCHULER Jack W. Schuler	Director	March 13, 2014

Will K. Weinstein	Director	March 13, 2014

/S/ NADIM YARED Nadim Yared	Director	March 13, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP., dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

4.6(8)	Form of Warrant, dated as of August 8, 2013.

4.7(9)	Investor Rights Agreement, dated August 8, 2013, by and among the Registrant and each purchaser identified therein.

10.1(10)+	Form of Indemnity Agreement for Executive Officers.

10.2(11)+	Form of Amended and Restated Indemnity Agreement for certain Directors.

10.3(10)+	2002 Stock Plan.

10.4(7)+	2006 Equity Incentive Plan, as amended December 11, 2012.

10.5.1(10)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.5.2(7)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.

10.6(12)+	2006 Employee Stock Purchase Plan.

10.7(10)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.8(10)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.9(10)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.10(10)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.11(13)	Office Lease, by and between the Registrant and MTV Research, LLC, dated July 18, 2007.

10.12(14)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.13	First Amendment to Office Lease, dated June 27, 2008, by and between the Registrant and BP MV Research Park LLC.

10.14(15)*	Development and Supply Agreement, by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

Exhibit Number	Description of Document

10.15(15)*	License Agreement, by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.16(15)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.17(16)*	Amendment No. 1 to Development and Supply Agreement, by and between the Registrant and Luna Innovations Incorporated, dated February 17, 2010.

10.18(16)*	Amendment No. 2 to Development and Supply Agreement, by and between the Registrant and Luna Innovations Incorporated, dated April 2, 2010.

10.19(16)+	Offer Letter, by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.20(16)+	Retention Agreement, by and between the Registrant and Bruce J Barclay, dated May 26, 2010.

10.21(16)+	Non-Plan Option Agreement, by and between the Registrant and Bruce J Barclay, dated June 9, 2010.

10.22(17)+	Form of Retention Agreement for executive officers.

10.23(17)+	Offer Letter, by and between the Registrant and Rita V. Jacob, executed October 29, 2010.

10.24(18)*	Patent and Technology License and Purchase Agreement, by and among the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.25(18)*	Sublicense Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.26(18)*	Assignment and License Agreement, by and among the Registrant and ECL7, LLC, dated February 3, 2011.

10.27(18)*	Security Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.28(18)	Patent License Security Agreement, by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.29(18)*	Amendment No. 1 to Patent and Technology License and Purchase Agreement, by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.30(19)*	Amendment No. 3 to Development and Supply Agreement, by and between the Registrant and Luna Innovations Incorporated, dated as of May 18, 2011.

10.31(19)+	Offer Letter, by and between the Registrant and Peter Mariani, dated as of May 31, 2011.

10.32(19)+	Non-Plan Option Agreement, by and between the Registrant and Peter Mariani, dated as of June 20, 2011.

10.33+	Offer Letter, by and between the Registrant and Susan Leonard, dated December 13, 2011.

10.34(20)+	Offer Letter, by and between the Registrant and Joseph Guido, dated as of March 19, 2012.

10.35(21)+	Amendment of Stock Option Agreement for option grants to non-employee directors.

10.36(7)	First Amendment to Cross License Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.37(7)+	Offer Letter, by and between Registrant and William Sutton, dated as of November 12, 2012.

Exhibit Number	Description of Document

10.38(7)	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.

10.39(7)+	Form of Amendment to Amended and Restated Indemnity Agreement for certain Directors.

10.40(7)+	Form of Indemnity Agreement for Directors Approved November 9, 2012.

10.41(7)+	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.

10.42+	Offer Letter, by and between the Registrant and Robert Cathcart, dated January 10, 2013.

10.43(22)+	Waiver by Bruce J Barclay, dated March 27, 2013.

10.44(22)+	Form of Retention Agreement for executive officers.

10.45(4)	Amended and Restated Loan and Security Agreement, dated August 23, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

10.46	Second Amendment to Office Lease, dated December 13, 2013, by and between the Registrant and BXP Research Park LP.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 8, 2013 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2011 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.
(22)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2013 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.