Form 10-Q
period 2014-03-31
HANSEN MEDICAL INC
filed 2014-05-09
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was 111,962,074.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,976	$27,995
Short-term investments	2,028	1,945
Accounts receivable, net of allowance of $0 and $554, as of March 31, 2014 and December 31, 2013, respectively	4,395	5,114
Inventories	12,028	12,203
Prepaids and other current assets	1,629	1,914

Total current assets	51,056	49,171
Property and equipment, net	3,882	3,641
Restricted cash	5,394	5,394
Other assets	1,582	2,953

Total assets	$61,914	$61,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,174	$3,337
Accrued liabilities	4,274	3,934
Current portion of deferred revenue	3,044	2,912

Total current liabilities	10,492	10,183
Deferred revenue, net of current portion	136	203
Long-term debt	33,608	33,358
Other long-term liabilities	546	539

Total liabilities	44,782	44,283
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 200,000 shares; issued and outstanding: 110,991 and 99,014 shares at March 31, 2014 and December 31, 2013, respectively	11	10
Additional paid-in capital	383,785	369,170
Accumulated other comprehensive income	445	360
Accumulated deficit	(367,109)	(352,664)

Total stockholders’ equity	17,132	16,876

Total liabilities and stockholders’ equity	$61,914	$61,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	$2,352	$1,626
Service	1,347	1,325

Total revenues	3,699	2,951
Cost of revenues:
Product	2,744	1,859
Service	557	623

Total cost of revenues	3,301	2,482

Gross profit	398	469

Operating expenses:
Research and development	4,415	4,112
Selling, general and administrative	9,161	7,418
Loss on settlement of litigation	—	4,500

Total operating expenses	13,576	16,030

Loss from operations	(13,178)	(15,561)
Interest and other expense, net	(1,249)	(1,588)

Loss before income taxes	(14,427)	(17,149)
Income tax expense	(18)	(38)

Net loss	$(14,445)	$(17,187)

Basic and diluted net loss per share	$(0.14)	$(0.26)

Weighted average shares used to compute basic and diluted net loss per share	103,334	67,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,445)	$(17,187)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	83	667
Foreign currency translation adjustment	2	(29)

Change in other comprehensive income (loss)	85	638

Comprehensive loss	$(14,360)	$(16,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(14,445)	$(17,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	—	4,500
Depreciation and amortization	665	813
Stock-based compensation	757	1,140
Amortization of common stock warrants	—	74
Net realized gains and losses on investments	—	636
Provision (benefit) for doubtful accounts	(100)	—
Loss on sale of financing receivable	19	—
Changes in operating assets and liabilities:
Accounts receivable	819	1,858
Inventories	(604)	(1,606)
Prepaids and other current assets	287	(34)
Other long-term assets	1,352	36
Accounts payable	(164)	(34)
Accrued liabilities	340	165
Deferred revenue	65	(324)
Other long-term liabilities	257	43

Net cash used in operating activities	(10,752)	(9,920)

Cash flows from investing activities
Purchase of property and equipment	(126)	(78)
Proceeds from sales and maturities of short-term investments	—	6,704

Net cash (used in) provided by investing activities	(126)	6,626

Cash flows from financing activities
Proceeds from exercise of common stock options	479	114
Proceeds from exercise of Series A warrants	14,000	—
Withholding taxes paid on vested restricted stock units	(620)	—

Net cash provided by financing activities	13,859	114

Net increase (decrease) in cash and cash equivalents	2,981	(3,180)
Cash and cash equivalents at beginning of year	27,995	32,749

Cash and cash equivalents at end of year	$30,976	$29,569

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

Need to Raise Additional Capital

From inception to March 31, 2014, the Company has incurred losses totaling approximately $367.1 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ending December 31, 2014 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant uncertainty related to recently introduced legislation impacting our healthcare system and how such changes will affect the procurement policies of our hospital customer base. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. The Company anticipates its existing cash, cash equivalents, short-term investment and restricted cash balances as of March 31, 2014 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. In order to continue operations, the Company will need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all. The Company can not guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing liquidity by adopting cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of cost reductions if and as circumstances warrant.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. As of March 31, 2014, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $38.4 million. The Company incurred an operating loss of $14.4 million and negative cash flows from operations of $10.8 million for the three months ended March 31, 2014. The Company is subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on the Company’s current operating projections, the Company does not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company will need to either obtain sufficient additional financing or adopt cost-cutting measures to sufficiently extend its cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company or that the Company can implement cost cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

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

Concentration of Credit Risk

The Company had three customers who constituted 28%, 15%, and 12%, respectively of the Company’s net accounts receivable at March 31, 2014. The Company had three customers who constituted 26%, 22%, and 10%, respectively of the Company’s net accounts receivable at December 31, 2013. Two customers accounted for 30% and 13%, respectively of revenues during the three months ended March 31, 2014. Two customers accounted for 15% and 10%, respectively of revenues during the three months ended March 31, 2013. As of March 31, 2014, the Company has not experienced any significant losses on its accounts receivable.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard will be effective for the Company beginning January 1, 2014. The Company adopted this guidance in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Fair Value of Assets and Liabilities

The amortized cost and fair value of assets, along with gross unrealized gains and losses, for the periods ended March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
March 31, 2014:
Cash	$10,144	$—	$—	$10,144	$10,144	$—	$—
Money market funds	26,226	—	—	26,226	20,832	—	5,394
Corporate equity securities	1,572	456	—	2,028	—	2,028	—

	$37,942	$456	$—	$38,398	$30,976	$2,028	$5,394

December 31, 2013:
Cash	$1,665	$—	$—	$1,665	$1,665	$—	$—
Money market funds	31,724	—	—	31,724	26,330	—	5,394
Corporate equity securities	1,572	373	—	1,945	—	1,945	—

	$34,961	$373	$—	$35,334	$27,995	$1,945	$5,394

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In fiscal 2010, 2011 and 2013, the Company determined that the impairment of its investment in Luna Innovations’, or Luna, common stock was other than temporary and as such wrote down the value of that investment and recorded a loss of $1.9 million, $0.3 million and $0.6 million, respectively in other expense on the consolidated statement of operations. No investments have been in an unrealized loss position for longer than twelve months.

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

The fair value hierarchy of the Company’s assets is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
March 31, 2014:
Money market funds	$26,226	$—	$—	$26,226
Corporate equity securities	2,028	—	—	2,028

	$28,254	$—	$—	$28,254

December 31, 2013:
Money market funds	$31,724	$—	$—	$31,724
Corporate equity securities	1,945	—	—	1,945

	$33,669	$—	$—	$33,669

The fair value of the Company’s long-term debt was estimated to be $33.6 million as of March 31, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Inventories (in thousands)

	March 31, 2014	December 31, 2013
Raw materials	$4,216	$4,167
Work in process	4,731	5,285
Finished goods	3,081	2,751

Inventories	$12,028	$12,203

5.	Agreements with Intuitive Surgical

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

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of Vascular robotic platform and associated catheters (the “Vascular System”), subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

7.	Commitments and Contingencies

Operating Commitments

The Company rents its office and laboratory facilities in Mountain View, California under an operating lease which has been extended until January 2020, with an option to extend the lease for another five years. The Company also leases approximately 3,300 square feet of office space in London, England. That lease ends in June 2020, but the Company has an option to exit the lease in 2015.

As of March 31, 2014, future minimum payments under the leases are as follows (in thousands):

Years ending December 31,	Future Minimum Lease Payments
2014 (remainder of the year)	$1,612
2015	1,979
2016	2,140
2017	2,205
Thereafter	4,415

Total	$12,351

Rent expense on a straight-line basis was $0.7 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Post-contract Customer Service and Warranties

The Company generally provides one year of post-contract customer service on the sale of its systems. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company provides a limited warranty on the sale of systems and catheters and records a warranty reserve at the time of sale to cover the estimated warranty costs. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$9	$9
Warranties issued during the period	66	92
Warranty costs incurred during the period	(66)	(92)

Balance at end of period	$9	$9

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

Legal Proceedings

From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in its line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, the Company was not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business.

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

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. In addition, if the Company elects to prepay all or a portion of the outstanding principal balance on or prior to August 23, 2014, the Company will be required to pay an additional make-whole amount pursuant to the agreement. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. In the first quarter of 2014, the Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the amended loan agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2014, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of March 31, 2014 are as follows (in thousands):

Year ending December 31,
2014 (remainder of the year)	$2,846
2015	3,879
2016	4,009
2017	41,781

Total remaining payments	52,515
Less: Amount representing interest	(18,907)

33,608

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$33,608

9.	Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$44	$120
Research and development	180	333
Selling, general and administrative	533	687

Total	$757	$1,140

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company estimates the expected term based on its historical experience of grants, exercise pattern and post-vesting cancellations. The Company considered its historical volatility over the expected term and implied volatility of traded stock options in developing its estimate of volatility. The estimated grant date fair values of the employee stock options issued under the 2006 Equity Incentive Plan for the periods presented were calculated using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	72%-74%	87%
Risk-free interest rate	1.2%-1.5%	0.6%-0.7%
Expected term (in years)	4.34	4.38
Dividend yield	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	99%	72%
Risk-free interest rate	0.1%	0.1%
Expected term (in years)	0.50	0.50
Dividend yield	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2014	7,779	$3.24	4.76	$169
Granted	958	$2.32
Exercised	(466)	$2.08
Cancelled and expired	(1,003)	$6.82

Balance at March 31, 2014	7,268	$2.70	5.37	$2,979

Options vested and expected to vest at March 31, 2014	7,151	$2.67	5.39	$2,944
Options vested at March 31, 2014	3,804	$3.15	4.09	$1,396

As of March 31, 2014, total unamortized stock-based compensation related to unvested stock options was $4.2 million, with a weighted-average recognition period of 2.51 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan was as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2014	1,318	$1.99
Awarded	224	$2.51
Vested	(624)	$2.00
Cancelled	(387)	$2.01

Balance at March 31, 2014	531	$2.19

As of March 31, 2014, total unamortized stock-based compensation related to unvested restricted stock units was $0.9 million, with a weighted-average remaining recognition period of 2.62 years.

As of March 31, 2014, 6,373,228 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

Equity Transactions

In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., Series A warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. As of March 31, 2014, the Company had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of approximately $39.8 million.

10.	Income Taxes

The Company’s tax provision for the three months ended March 31, 2014 was $18 thousand, which primarily related to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,445)	$(17,187)

Weighted average shares used to calculated basic and diluted net loss per share	103,334	67,296

Basic and diluted net loss per share	$(0.14)	$(0.26)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	March 31,
	2014	2013
Stock options outstanding	7,268	8,351
Unvested restricted stock units	531	1,838
Estimated shares to be issued under the employee stock purchase plan	157	155
Warrants	23,425	661

12.	Subsequent Event(s)

On May 6, 2014, the Company announced that effective May 23, 2014, Mr. Cary Vance will be appointed as its President, Chief Executive Officer and member of its Board of Directors. Mr. Christopher P. Lowe, the Company’s interim Chief Executive Officer will step down from that position on May 23, 2014 but will continue to serve as a member of the Company’s Board of Directors.

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

From inception to March 31, 2014, we have incurred losses totaling approximately $367.1 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the three months ended March 31, 2014.

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

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor including stock-based compensation, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system, Magellan Robotic System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.

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

Loss on Settlement of Litigation

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was funded in cash by our insurer and other sources. We funded the remaining portion by issuing $4.25 million worth of our common stock, and paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million in the first quarter of 2013.

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$44	$120
Research and development	180	333
Selling, general and administrative	533	687

Total	$757	$1,140

Total stock-based compensation for the first quarter of 2014 decreased compared to the same period in 2013 primarily due to less restricted stock units granted in the first quarter of 2014 compared to the same period in 2013.

Results of Operations

Comparison of the quarter ended March 31, 2014 to the quarter ended March 31, 2013:

Revenues

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Product	$2,352	$1,626	$726	44.6%
Service	1,347	1,325	22	1.7%

Total revenues	$3,699	$2,951	$748	25.3%

Product revenue in the first quarter of 2014 included the recognition of revenue for one Magellan Robotic System and one Sensei system, and 685 catheters. Product revenue in the first quarter of 2013 included the recognition of revenue for one Sensei system and 592 catheters. The increase in product revenue was primarily due to a 100% increase in units recorded in revenue coupled with a 28% increase in the average selling prices of systems and a 16% increase in catheters sold partially offset by an 11% decrease in the average selling prices of catheters. Service revenue in the first quarter of 2014 was flat compared to the same period in 2013 due primarily to the timing of service contracts recognized in revenue.

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

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Product	$2,744	$1,859	$885	47.6%
Service	557	623	(66)	(10.6)%

Total cost of revenues	$3,301	$2,482	$819	33.0%

As a percentage of revenues	89.2%	84.1%
Gross profit	$398	$469	$(71)	(15.1)%
As a percentage of revenues	10.8%	15.9%

Gross profit for the first quarter of 2014 was $0.4 million or 10.8% of revenues, compared to $0.5 million or 15.9% of revenues in the first quarter of 2013. The decrease in gross margin in the first quarter of 2014 compared to the first quarter of 2013 was primarily driven by a decrease in product margins caused by additional costs of $0.3 million related to product testing, as well as $0.1 million related to royalties due to product mix, and $0.4 million due to lower direct labor absorption due to lower production levels. This decrease in product margin was partially offset by an increase in service margins. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2014 due to, among other things, fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, customer mix, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Research and development	$4,415	$4,112	$303	7.4%

Research and development expenses in the first quarter of 2014 were slightly higher compared to the first quarter of 2013 due to increase in clinical trial costs for the 6Fr Magellan Catheter and additional prototype material costs for new product initiatives. We expect research and development expenses for the remainder of 2014 to increase moderately due to development of new clinical programs and new product and technology development initiatives.

Selling, General and Administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Selling, general and administrative	$9,161	$7,418	$1,743	23.5%

Selling, general and administrative expenses increased $1.7 million in the first quarter of 2014 compared to the first quarter of 2013 due to $0.9 million of increased costs from the development of our global sales organization and other marketing activities and $0.8 million of increased costs due to the CEO transition. We expect our selling, general and administrative expenses for the remainder of 2014 to increase moderately due to increased commissions on expected increases in sales levels, and marginal growth of our sales force compared to 2013.

Interest and Other Expense, net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Interest and other expense, net	$(1,249)	$(1,588)	$(339)	(21.3)%

Interest and other expense, net decreased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the $0.6 million write down of our equity investment in Luna recognized in the prior year first quarter partially offset by the higher interest and other expense in 2014 attributable to interest and other fees amortized in the current year first quarter for loan obligations.

Income Tax Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax expense	$(18)	$(38)	$(20)	(52.6)%

Income tax expense decreased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a decrease in taxable income in foreign jurisdictions.

Liquidity and Capital Resources

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of March 31, 2014 we had an accumulated deficit of $367.1 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold approximately 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 million of net proceeds.

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

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders (the “White Oak Loan”). On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. In addition, if we prepay all or a portion of the outstanding principal balance on or prior to August 23, 2014, we will be required to pay an additional make-whole amount to pursuant to the agreement. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the first quarter of 2014, we recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak Loan.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither us nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2 million in certain accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (g) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2014, we were in compliance with all financial covenants.

Equity Transactions

In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., Series A warrants for 11.4 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. As of March 31, 2014, we had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of approximately $39.8 million.

Sources and Uses of Cash

Cash flow activity for the first quarter of 2014 and 2013, respectively, is summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash used in operating activities	$(10,752)	$(9,920)
Cash (used in) provided by investing activities	(126)	6,626
Cash provided by financing activities	13,859	114

Net increase (decrease) in cash and cash equivalents	$2,981	$(3,180)

Operating Activities

Net cash used in operating activities during the first quarter of 2014 and 2013 primarily reflects the net loss for those periods, exclusive of certain items including our accrual for loss on settlement of litigation in 2013, depreciation and amortization expense and stock-based compensation. Additionally, net cash used in operating activities for the first quarter of 2014 was negatively impacted by an increase in inventory of $0.6 million which was offset by decrease of accounts receivable of 0.8 million and decrease of long-term accounts receivable of $1.3 million included in other assets. Net cash used in operating activities for the first quarter of 2013 benefited from a decrease in accounts receivable of $1.9 million, which was offset by an increase in inventory of $1.6 million.

Investing Activities

Net cash provided by investing activities during the first quarter of 2014 primarily related to purchases of property and equipment of $0.1 million. Net cash provided by investing activities during the first quarter of 2013 primarily relates to proceeds from the sale of investments as we managed our investment portfolio to provide liquidity and interest income.

Financing Activities

Net cash provided by financing activities during the first quarter of 2014 primarily related to the exercise of Series A warrants to purchase 11.4 million shares of common stock for total proceeds of $14.0 million as well as $0.5 million received related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards. Net cash provided by financing activities for the first quarter of 2013 primarily related to the proceeds from the exercise of stock options.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues, and beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. From inception to March 31, 2014, we have incurred losses totaling approximately $367.1 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ended December 31, 2014 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. As of March 31, 2014, our cash, cash equivalents, short-term investments and restricted cash balances were $38.4 million. We incurred an operating loss of $14.4 million and negative cash flows from operations of $10.8 million for the three months ended March 31, 2014. We are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak Global Advisors, LLC which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months, and may not be able to sell our systems and associated catheters in volumes and at prices that allow as to meet the revenue targets necessary to generate revenue in order to achieve liquidity. These factors raise substantial doubt about our ability to continue as a going concern.

In order to continue operations, we will need to obtain sufficient additional financing or adopt cost cutting measures to extend our cash and liquidity and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various financing alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions throughout the entire company if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating leases—real estate	$12,351	$1,612	$4,119	$2,205	$4,415
Debt, including interest	52,515	2,846	7,888	41,781	—

Total	$64,866	$4,458	$12,007	$43,986	$4,415

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $33.0 million we have borrowed under our loan agreement with White Oak as of March 31, 2014.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2014, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $38.4 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the first quarter of 2014, sales denominated in foreign currencies were approximately 14% of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2014 the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal right and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.

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

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ended December 31, 2014 as we continue to commercialize our technologies and develop new applications and technologies. As of March 31, 2014, we had an accumulated deficit of $367.1 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of March 31, 2014, our cash, cash equivalents, short-investments and restricted cash total was $38.4 million. We incurred an operating loss of $14.4 million and had negative cash flows from operations of $10.8 million for the three months ended March 31, 2014. We are subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to continue operations, we need to either obtain sufficient additional financing or adopt cost-cutting measures to sufficiently extend our cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past. Most recently, in August 2013 we sold 28,455,284 shares of our common stock for $1.23 per share and warrants to purchase an aggregate of 34,146,339 shares of our common stock for $0.125 per warrant in a private placement that raised an aggregate of approximately $39.0 million in gross proceeds at the initial closing. In February 2014, 11,382,117 of the warrants issued in the August 2013 private placement were exercised for gross proceeds to us of approximately $14.0 million. The remaining 22,764,222 warrants, with per share exercise prices of $1.50 and $2.00, issued in the August 2013 private placement expire in August 2015 and if exercised in full would yield approximately $39.8 million in gross proceeds to us. However, the warrant holders are under no obligation to exercise the warrants and there can be no assurance whether or when the warrants may be exercised. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

In August 2013, we entered into an amended and restated $33.0 million loan and security agreement with White Oak Global Advisors, LLC, or White Oak, as a lender and as collateral agent for the lenders under the loan agreement. We are obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if our prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if our prepayment is made after the fourth anniversary of the funding of the loan. In addition, if we prepay all or a portion of the outstanding principal balance on or prior to August 23, 2014, we will be required to pay an additional make-whole amount to pursuant to the agreement. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan agreement.

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

As of March 31, 2014, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We have received IDE approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 53 patients have been enrolled to date. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and 19 additional patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. The first patients were successfully enrolled in the new study in August 2013.

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

We hired a new Vice President of Marketing and Business Development in April 2012, a new Chief Operating Officer in December 2012 and a new Senior Vice President of Global Sales in January 2013. In February 2014, our President and Chief Executive Officer departed and we appointed an interim Chief Executive Officer. In May 2014, we announced the hiring of a new Chief Executive Officer. If we are unable to recruit and retain qualified individuals, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management, including our newly hired Chief Executive Officer;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

Most of our competitors enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	longer operating histories;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory clearance for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $10.8 million for the first quarter of 2014. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We evaluated our disclosure controls and procedures as of March 31, 2014 and determined that such controls and procedures were effective as of that date, as more fully set forth in Part I, Item 4 of this Quarterly Report on Form 10-Q. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 and determined that our internal control was effective as of that date, as more fully set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

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

In the first quarter of 2014, approximately 33% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 14% of our total revenues for the first quarter of 2014 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 30, 2014, our closing stock price has fluctuated from a low of $1.15 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of April 30, 2014, our five largest stockholders together with our executive officers and directors beneficially own or control approximately 45.8 percent of our outstanding common stock and the ownership or control by these stockholders may increase to over 50 percent of our outstanding common stock following the exercise of outstanding warrants to purchase shares of our common stock held by such stockholders. Two of these beneficial owners hold warrants to purchase up to 13,969,630 shares of our common stock at a purchase price of either $1.50 a share or $2.00 a share. Upon exercise of these warrants, our five largest stockholders together with our executive officers and directors would beneficially own or control approximately 53.3 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP., dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

4.6(8)	Form of Warrant, dated as of August 8, 2013.

4.7(9)	Investor Rights Agreement, dated August 8, 2013, by and among the Registrant and each purchaser identified therein.

10.1(10)+	Employment Letter Agreement, dated February 14, 2014, by and between the Registrant and Christopher P. Lowe.

10.2+	Separation Agreement, dated March 3, 2014, by and between the Registrant and Bruce J Barclay.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 8, 2013 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 21, 2014 and incorporated herein by reference.

*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2014	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ PETER J. MARIANI
Peter J. Mariani
Chief Financial Officer
(Principal Financial and Accounting Officer)