Form 10-Q
period 2014-06-30
HANSEN MEDICAL INC
filed 2014-08-08
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 112,196,896.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,899	$27,995
Short-term investments	1,903	1,945
Accounts receivable, net of allowance of $21 and $554, as of June 30, 2014 and December 31, 2013, respectively	4,055	5,114
Inventories	11,397	12,203
Prepaids and other current assets	1,362	1,914

Total current assets	43,616	49,171
Property and equipment, net	3,407	3,641
Restricted cash	5,405	5,394
Other assets	1,456	2,953

Total assets	$53,884	$61,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,986	$3,337
Accrued liabilities	5,254	3,934
Current portion of deferred revenue	3,185	2,912

Total current liabilities	11,425	10,183
Deferred revenue, net of current portion	246	203
Long-term debt	33,863	33,358
Other long-term liabilities	557	539

Total liabilities	46,091	44,283
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 200,000 shares; issued and outstanding: 112,229 and 99,014 shares at June 30, 2014 and December 31, 2013, respectively	11	10
Additional paid-in capital	386,843	369,170
Accumulated other comprehensive income	337	360
Accumulated deficit	(379,398)	(352,664)

Total stockholders’ equity	7,793	16,876

Total liabilities and stockholders’ equity	$53,884	$61,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Product	$5,518	$2,034	$7,870	$3,660
Service	1,369	1,309	2,716	2,634

Total revenues	6,887	3,343	10,586	6,294
Cost of revenues:
Product	4,283	2,108	7,027	3,967
Service	702	659	1,259	1,282

Total cost of revenues	4,985	2,767	8,286	5,249

Gross profit	1,902	576	2,300	1,045

Operating expenses:
Research and development	4,809	4,478	9,224	8,590
Selling, general and administrative	8,146	8,597	17,307	16,015
Loss on settlement of litigation	—	—	—	4,500

Total operating expenses	12,955	13,075	26,531	29,105

Loss from operations	(11,053)	(12,499)	(24,231)	(28,060)
Interest and other expense, net	(1,222)	(932)	(2,471)	(2,520)

Loss before income taxes	(12,275)	(13,431)	(26,702)	(30,580)
Income tax expense	(15)	(15)	(33)	(53)

Net loss	$(12,290)	$(13,446)	$(26,735)	$(30,633)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.25)	$(0.45)

Weighted average shares used to compute basic and diluted net loss per share	112,003	67,615	107,692	67,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(12,290)	$(13,446)	$(26,735)	$(30,633)
Other comprehensive income (loss), net:

Change in unrealized gains and losses on investments	(125)	(14)	(42)	653
Foreign currency translation adjustment	17	10	19	(19)

Change in other comprehensive income (loss)	(108)	(4)	(23)	634

Comprehensive loss	$(12,398)	$(13,450)	$(26,758)	$(29,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,735)	$(30,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	—	4,500
Depreciation and amortization	1,345	1,598
Stock-based compensation	1,415	2,420
Amortization of common stock warrants	—	149
Provision (benefit) for doubtful accounts	(100)	—
Loss on sale of financing receivable	19	—
Unrealized losses on investments	—	634
Changes in operating assets and liabilities:
Accounts receivable	1,159	852
Inventories	27	(1,966)
Deferred cost of revenues	78	(436)
Prepaids and other current assets	493	(215)
Other long-term assets	1,478	93
Accounts payable	(351)	1,723
Accrued liabilities	1,321	487
Deferred revenue	316	391
Other long-term liabilities	522	79

Net cash used in operating activities	(19,013)	(20,324)

Cash flows from investing activities:
Purchase of property and equipment	(331)	(179)
Proceeds from sales and maturities of short-term investments	—	6,704
Increase in restricted cash	(11)	—

Net cash (used in) provided by investing activities	(342)	6,525

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,586	114
Proceeds from employee stock purchase plan	293	287
Proceeds from exercise of Series A warrants	14,000	—
Withholding taxes paid on vested restricted stock units	(620)	(13)

Net cash provided by financing activities	16,259	388

Net decrease in cash and cash equivalents	(3,096)	(13,411)
Cash and cash equivalents at beginning of period	27,995	32,749

Cash and cash equivalents at end of period	$24,899	$19,338

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

Need to Raise Additional Capital

From inception to June 30, 2014, the Company has incurred losses totaling approximately $379.4 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ending December 31, 2014 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces significant uncertainty related to recently introduced legislation impacting our healthcare system and how such changes will affect the procurement policies of our hospital customer base. The Company also faces uncertainty related to the commercialization of its Magellan Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. The Company anticipates that its existing cash, cash equivalents, short-term investment and restricted cash balances as of June 30, 2014 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. In order to continue operations, the Company will need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. See Note 12 – Subsequent Events for additional information regarding the Company’s funding efforts as of the date of filing of this Quarterly Report on Form 10-Q. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing liquidity by adopting cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of cost reductions if and as circumstances warrant.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. As of June 30, 2014, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $32.2 million. The Company incurred a net loss of $26.7 million and negative cash flows from operations of $19.0 million for the six months ended June 30, 2014. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on the Company’s current operating projections, the Company does not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company will need to either obtain sufficient additional financing or adopt cost-cutting measures to sufficiently extend its cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company or that the Company can implement cost cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“the condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements. In the opinion of the Company’s management, these statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

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

Concentration of Credit Risk

The Company had four customers who constituted 15%, 11%, 11% and 10%, respectively, of the Company’s net accounts receivable at June 30, 2014. The Company had three customers who constituted 26%, 22%, and 10%, respectively of the Company’s net accounts receivable at December 31, 2013. As of June 30, 2014, the Company has not experienced any significant losses on its accounts receivable.

Three customers accounted for 27%, 11% and 11%, respectively of revenues during the three months ended June 30, 2014. One customer accounted for 26% of revenues during the three months ended June 30, 2013. Three customers accounted for 18%, 12% and 10%, respectively of revenues during the six months ended June 30, 2014. One customer accounted for 18% of revenues during the six months ended June 30, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU2014-09 on its consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard became effective for the Company beginning January 1, 2014. The Company adopted this guidance in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Fair Value of Assets and Liabilities

The amortized cost and fair value of assets, along with gross unrealized gains and losses, for the periods ended June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
June 30, 2014:
Cash	$4,065	$—	$—	$4,065	$4,065	$—	$—
Money market funds	26,239	—	—	26,239	20,834	—	5,405
Corporate equity securities	1,572	331	—	1,903	—	1,903	—

	$31,876	$331	$—	$32,207	$24,899	$1,903	$5,405

December 31, 2013:
Cash	$1,665	$—	$—	$1,665	$1,665	$—	$—
Money market funds	31,724	—	—	31,724	26,330	—	5,394
Corporate equity securities	1,572	373	—	1,945	—	1,945	—

	$34,961	$373	$—	$35,334	$27,995	$1,945	$5,394

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

The fair value hierarchy of the Company’s assets is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
June 30, 2014:
Money market funds	$26,239	$—	$—	$26,239
Corporate equity securities	1,903	—	—	1,903

	$28,142	$—	$—	$28,142

December 31, 2013:
Money market funds	$31,724	$—	$—	$31,724
Corporate equity securities	1,945	—	—	1,945

	$33,669	$—	$—	$33,669

The fair value of the Company’s long-term debt was estimated to be $33.6 million as of June 30, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Inventories (in thousands)

	June 30, 2014	December 31, 2013

Raw materials	$4,179	$4,167

Work in process	4,494	5,285

Finished goods	2,724	2,751

Total Inventories	$11,397	$12,203

5.	Agreements with Intuitive Surgical

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

Operating Commitments

The Company leases its office and laboratory facilities in Mountain View, California under an operating lease which expires in January 2020, with an option to extend the lease for another five years. The Company also leases approximately 3,300 square feet of office space in London, England, under an operating lease that ends in June 2020, but the Company has an option to exit the lease in 2015.

As of June 30, 2014, future minimum payments under the leases are as follows (in thousands):

Years ending December 31,	Future Minimum Lease Payments

2014 (remainder of year)	$1,074

2015	1,979

2016	2,140

2017	2,205

Thereafter	4,415

Total	$11,813

Rent expense on a straight-line basis was $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively, and was $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$9	$9	$9	$9
Accruals for warranties issued during the period	39	68	105	160
Warranty costs incurred during the period	(39)	(68)	(105)	(160)

Balance at end of period	$9	$9	$9	$9

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

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. In addition, if the Company elects to prepay all or a portion of the outstanding principal balance on or prior to August 23, 2014, the Company will be required to pay an additional make-whole amount pursuant to the agreement. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. In the second quarter of 2014, the Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the amended loan agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2014, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of June 30, 2014 are as follows (in thousands):

Years ending December 31,

2014 (remainder of year)	$1,912

2015	3,879

2016	4,009

2017	41,781

Total remaining payments	51,581

Less: Amount representing interest	(17,718)

33,863

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$33,863

9.	Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$37	$143	$81	$263
Research and development	222	354	402	687
Selling, general and administrative	399	783	932	1,470

Total	$658	$1,280	$1,415	$2,420

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

Employee Stock Options:	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected volatility	83%	81%-83%	72%-78%	81%-89%
Risk-free interest rate	1.6%	0.9%-1.2%	1.2%-1.6%	0.6%-1.2%
Expected term (in years)	5.18	4.42	4.34	4.38-4.42
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three and six months ended June 30,
	2014	2013
Expected volatility	99%-111%	57%-72%
Risk-free interest rate	0.10%	0.07%-0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

Option activity under the Company’s 2002 Stock Option Plan and 2006 Equity Incentive Plan was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2013	7,779	$3.24	4.79	$169
Options granted	2,172	$1.89
Options exercised	(1,238)	$2.09
Options cancelled	(1,831)	$4.93

Balance at June 30, 2014	6,882	$2.58	6.07	$13

Options vested at June 30, 2014	3,347	$3.18	4.28	$5
Options vested and expected to vest at June 30, 2014	6,062	$2.64	5.66	$4

As of June 30, 2014, total unamortized stock-based compensation related to unvested stock options was $3.3 million, with a weighted-average recognition period of 2.67 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2013	1,318	$1.99
Awarded	343	$2.51
Vested	(624)	$2.00
Cancelled	(437)	$2.02

Balance at June 30, 2014	600	$2.20

As of June 30, 2014, total unamortized stock-based compensation related to unvested restricted stock units was $0.6 million, with a weighted-average remaining recognition period of 2.79 years.

As of June 30, 2014, 5,911,635 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

Equity Transactions

In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., Series A warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. As of June 30, 2014, the Company had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of approximately $39.8 million. See “Note 12 – Subsequent Events” for additional information related to the Company’s outstanding warrants as of the date of filing of this Quarterly Report on Form 10-Q.

10.	Income Taxes

The Company’s tax provision for the six months ended June 30, 2014 was $33 thousand, which primarily related to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(12,290)	$(13,446)	$(26,735)	$(30,633)

Weighted average shares used to compute basic and diluted net loss per share	112,003	67,615	107,692	67,456

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.25)	$(0.45)

The following table sets forth potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	June 30,
	2014	2013
Stock options outstanding	6,882	8,336
Unvested restricted stock units	600	1,721
Estimated shares issuable under the employee stock purchase plan	58	54
Warrants	23,425	661

12.	Subsequent Events

On July 30, 2014, the Company entered into a definitive agreement (the “Exchange Agreement”) with certain warrantholders (the “Warrantholders”) to cancel and exchange (the “Exchange”) an aggregate of 10,221,173 of the Company’s outstanding Series B Warrants to purchase shares of the Company’s common stock, that have an exercise price of $1.50 per share (the “Series B Warrants”) and an aggregate of 10,221,173 of the Company’s outstanding Series C Warrants to purchase shares of common stock, that have an exercise price of $2.00 per share (the “Series C Warrants”) issued in connection with the Company’s previously announced August 2013 private placement (the “2013 Transaction”), in exchange, the Company will issue warrants (the “Exchange Warrants”) to purchase an aggregate of 26,728,369 shares of common stock (the “Exchange Warrant Shares”). The Exchange is contingent on the Company’s receipt of NASDAQ approval.

The Exchange Warrants will be comprised of the following two tranches: (a) Series B/C Exchange Warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13, the NASDAQ consolidated closing bid price for the Common Stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D Warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price equal to the Closing Bid Price. Pending the satisfaction of certain closing conditions, the Series B/C Exchange Warrants will be issued and will be subject to mandatory exercise within 14 days of issuance and assuming such exercise, would result in gross proceeds to the Company of approximately $23.1 million. Pending the satisfaction of certain closing conditions, the Series D Warrants will have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to the Company of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.

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

From inception to June 30, 2014, we have incurred losses totaling approximately $379.4 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the three months ended June 30, 2014.

Financial Overview

Revenues

Our product revenues primarily consist of sales of Magellan Robotic and Sensei systems, catheters and other disposables. Our service revenue primarily consists of system service and customer training, which are typically entered into at the time systems are sold. These service contracts have been generally renewed at the end of the service period. In the third quarter of 2013, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems.

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor including stock based compensation, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service.

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

Stock-Based Compensation Expense

Cost of revenues, research and development and general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$37	$143	$81	$263
Research and development	222	354	402	687
Selling, general and administrative	399	783	932	1,470

Total	$658	$1,280	$1,415	$2,420

Total stock-based compensation for the first three and six months of 2014 decreased compared to the same period in 2013 primarily due to less restricted stock units granted during these periods.

Results of Operations

Comparison of the quarter ended June 30, 2014 to the quarter ended June 30, 2013:

Revenues

	Three months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Product	$5,518	$2,034	$3,484	171%
Service	1,369	1,309	60	5%

Total revenues	$6,887	$3,343	$3,544	106%

Product revenue in the second quarter of 2014 included the recognition of revenue on four Magellan systems and one Sensei system, and 928 catheters. Product revenue in the second quarter of 2013 included the recognition of revenue on one Sensei system and 875 catheters. The increase in product revenue was primarily due to increase in the number of systems and catheters sold, as well as higher average selling prices (“ASP”) on four systems sold in the EMEA market.

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

Cost of Revenues and Gross Profit

(Dollars in thousands)	Three months ended June 30,		Change
	2014	2013	$	%
Product	$4,283	$2,108	$2,175	103%
Service	702	659	43	7%

Total cost of revenues	$4,985	$2,767	$2,218	80%

As a percentage of revenues	72%	83%
Gross profit	$1,902	$576	$1,326	230%
As a percentage of revenues	28%	17%

Gross profit for the second quarter of 2014 was $1.9 million, or 28% of revenues, compared to $0.6 million, or 17% of revenues in the second quarter of 2013. The increase is primarily attributable to an increased gross margin in product sales, which was driven by increased system unit volume sales. Service costs increased marginally and were in line with the marginally increased service revenues. We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2014 due to, among other things, fluctuations in shipments and revenue levels, ASP, the mix of products sold, customer mix, and manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

(Dollars in thousands)	Three months ended June 30,		Change
	2014	2013	$	%
Research and development	$4,809	$4,478	$331	7%

Research and development expenses in the second quarter of 2014 were higher compared to the second quarter of 2013 due to additional prototype material costs for new product initiatives, and due to increased headcount. We expect research and development expenses for the remainder of 2014 to increase moderately due to development of continued clinical trials and new product and technology development initiatives.

Selling, General and Administrative

	Three months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Selling, general and administrative	$8,146	$8,597	$(451)	(5)%

Selling, general and administrative expenses decreased marginally in the second quarter of 2014 compared to the second quarter of 2013 as a result of $1.3 million decrease in general and administrative expenses primarily resulting from a $1.2 million decrease in legal expenses associated with a settlement of the securities class action lawsuit, patent filing expenses and other corporate matters, which was partially offset by an increase of $0.6 million in sales and marketing expenses, primarily as a result of payroll cost increase of $0.5 million due increased headcount and sales,.

We expect our selling, general and administrative expenses for the remainder of 2014 to increase moderately due to increased commissions on expected increases in sales levels, and marginal growth of our sales force compared to 2013.

Interest Income

	Three months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest income	$3	$4	$(1)	(25)%

Interest income from cash, cash equivalents and investments decreased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower levels of invested cash and cash equivalents.

Interest and Other Expense, net

(Dollars in thousands)	Three months ended June 30,		Change
	2014	2013	$	%
Interest and other expense, net	$(1,225)	$(936)	$(289)	31%

Interest and other expense, net increased in the second quarter of 2014 compared to the second quarter of 2013 as our borrowing rates increased as a result of changing our loan provider, this caused our interest expense to increase by $0.3 million.

Income Tax Expense

(Dollars in thousands)	Three months ended June 30,		Change
	2014	2013	$	%
Income tax expense	$(15)	$(15)	$—	0%

Income tax expense in the second quarter of 2014 was comparable to the second quarter of 2013 as it relates to foreign subsidiaries. We expect income tax expense to increase in 2014 over 2013 levels.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013:

Revenues

	Six months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Product	$7,870	$3,660	$4,210	115%
Service	2,716	2,634	82	3%

Total revenues	$10,586	$6,294	$4,292	68%

Product revenue in the first half of 2014 included the recognition of revenue on five Magellan and two Sensei systems, and 1,613 catheters. Product revenue in the first half of 2013 included the recognition of revenue on two Sensei systems and 1,467 catheters. The increase in product revenue was primarily due to increase in number of systems and catheters sold, as well as higher ASP on the four systems sold in the EMEA market.

Cost of Revenues and Gross Profit

(Dollars in thousands)	Six months ended June 30,		Change
	2014	2013	$	%
Product	$7,027	$3,967	$3,060	77%
Service	1,259	1,282	(23)	(2)%

Total cost of revenues	$8,286	$5,249	$3,037	58%

As a percentage of revenues	78%	83%
Gross profit	$2,300	$1,045	$1,255	120%
As a percentage of revenues	22%	17%

Gross profit for the first half of 2014 was $2.3 million, or 22% of revenues, compared to $1.0 million, or 17% of revenues in the first half of 2013. The increase is primarily attributable to an increased gross margin in product sales, which was driven by increased system unit volume sales. Gross margin rate on service revenue was relatively flat, over the two comparative periods.

We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2014 due to, among other things, fluctuations in shipments and revenue levels, ASP, the mix of products sold, customer mix, and manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

(Dollars in thousands)	Six months ended June 30,		Change
	2014	2013	$	%
Research and development	$9,224	$8,590	$634	7%

Research and development expenses in the first half of 2014 were higher compared to the first half of 2013 due to increased costs associated with our 6Fr Magellan Catheters and other product development initiatives of approximately $0.8 million, offset by a decrease of $0.2 million in depreciation on fully depreciated assets.

Selling, General and Administrative

	Six months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Selling, general and administrative	$17,307	$16,015	$1,292	8%

Selling, general and administrative expenses increased during the first half of 2014 compared to the first half of 2013. The increase resulted from increased spending of $0.6 million in commissions as a result of increased sales, $0.6 million for development of our global sales organization, $0.5 million of increased prototyping materials/non-capital equipment/advertising and promotion related to mobile lab costs and a $0.8 million due to executive transitions, and a $0.1 million increase in cost of Directors and Officers insurance. These increases were offset by savings of $1.4 million from a decrease in general legal and litigation fees related to settlement of class action lawsuit.

Loss on Settlement of Litigation

	Six months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Loss on settlement of litigation	$—	$4,500	$(4,500)	100%

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was be funded in cash by our insurer and other sources. We funded the remaining portion by issuing $4.25 million worth of our common stock and paid $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million in the first quarter of 2013.

Interest Income

	Six months ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest income	$6	$14	$(8)	(57)%

Interest income from cash, cash equivalents and investments decreased in the first half of 2014 compared to the first half of 2013 primarily due to lower levels of invested cash and cash equivalents.

Interest and Other Expense, net

(Dollars in thousands)	Six months ended June 30,		Change
	2014	2013	$	%
Interest and other expense, net	$(2,477)	$(2,534)	$57	(2)%

Interest and other expense, net decreased in the first half of 2014 compared to the first half of 2013, primarily due to $0.6 million of write down of equity investment in Luna Innovations in 2013, partially offset by $0.6 million of increased interest expenses in 2014 as a result of changing our loan provider.

Income Tax Expense

(Dollars in thousands)	Six months ended June 30,		Change
	2014	2013	$	%
Income tax expense	$(33)	$(53)	$(20)	(38)%

Income tax expense decreased in the first half of 2014 compared to the first half of 2013 primarily due to revisions of estimated tax rate and provisions in 2013.

Liquidity and Capital Resources

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of June 30, 2014 we had an accumulated deficit of $379.4 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009 through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold approximately 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 million of net proceeds.

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

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither us nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2 million in certain accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2014, we were in compliance with all financial covenants.

Equity Transactions

In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., Series A warrants for 11.4 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. As of June 30, 2014, we had remaining outstanding warrants exercisable for up to 22.8 million shares of common stock, which if exercised in full would yield gross proceeds of approximately $39.8 million. See “Note 12 – Subsequent Events” in the company’s Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s funding efforts as of the date of filing of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

Cash flow activity for the first half of 2014 and 2013, respectively, is summarized as follows:

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Cash used in operating activities	$(19,013)	$(20,324)
Cash (used in) provided by investing activities	(342)	6,525
Cash provided by financing activities	16,259	388

Net decrease in cash and cash equivalents	$(3,096)	$(13,411)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2014 decreased by $1.3 million, primarily due to decreased net loss of $3.9 million, $6.5 million decrease in non-cash expenses principally as a result of a $4.5 million reduction of litigation loss, reduced stock based compensation of $1.0 million and reduced loss on investments of $0.6 million, and these decreases were partially offset by $3.4 million increase in working capital changes principally caused by increase in inventory by $2.0 million, decrease in accounts payable of $2.1 million and increase of $4.0 million in other working capital components.

Changes in EU Regulatory Requirements that may impact our ability to ship product into the EU starting in Q3 2014

On July 1, 2011, the Official Journal of the European Union (“EU”) published the revised Directive 2011/65/EU (RoHS2) on the restriction on the use of certain hazardous substances (six materials specifically identified) in electrical and electronic equipment. This revised Directive (“RoHS2”) became effective July 21, 2011. The EU used a time-phased approach and identified 10 categories of products that needed to meet these new standards at various start dates.

Category 8 includes medical devices and applies to our products. Compliance to this revised directive for category 8 is required by July 22, 2014. All new products held for commerce in the EU must be in compliance with RoHS 2 as of that date. Any remaining inventory that is not in compliance with RoHS2 will be used in product sold in non-EU countries.

RoHS2 compliant products may be sold in both EU and non-EU countries. However, only RoHS2 compliant products may be sold in EU countries. In order to minimize duplicate inventory, we plan to produce all future products in compliance with RoHS2 in order to sell them in both EU and non-EU countries.

The Company is in the process of changing the materials and processes used, where necessary, to bring our products into compliance with RoHS2. It is expected that RoHS2 compliant products will be ready to ship into the EU by September 16, 2014.

To make our products compliant with RoHS2 we may be required to modify some or all of our products or replace one or more components in those products, which, if such modifications are possible, may be time-consuming, expensive to implement and decrease end-user demand, particularly if we increase prices to offset higher costs. Our sales force will continue to actively market our products and accept customer orders while the required modifications are being made. However, if there is a production delay in having RoHS2 compliant product ready for shipment when ordered or if it was determined that our product is not in compliance with RoHS2, we will not be able to ship our products into the EU until the product is in compliance with RoHS2. This delay could have an adverse impact on our revenues for three months ended September 30, 2014 and could affect our revenues for the year ending December 31, 2014.

Investing Activities

Net cash used in investing activities during first half of 2014 was $0.3 million, compared to $6.5 million of cash provided by investing activities during the first half of 2013 primarily as a result of proceeds from the sale of investments as we managed our investment portfolio to provide liquidity and interest income.

Financing Activities

Net cash provided by financing activities during the first half of 2014 was $16.3 million primarily related to the exercise of Series A warrants to purchase 11.4 million shares of common stock for total proceeds of $14.0 million as well as $2.6 million received related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards. Net cash provided by financing activities for the first half of 2013 primarily related to the proceeds from the exercise of stock options. See “Note 12 – Subsequent Events”, to the Company’s Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to the Company’s outstanding warrants as of the date of filing of this Quarterly Report on Form 10-Q.

Future Capital Requirements

We recognized our first revenues in 2007, have not achieved profitability and have not generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. From inception to June 30, 2014, we have incurred losses totaling approximately $379.4 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. As of June 30, 2014, our cash, cash equivalents, short-term investments and restricted cash balances were $32.2 million. We incurred a net loss of $26.7 million and negative cash flows from operations of $19.0 million for the six months ended June 30, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak Global Advisors, LLC which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern.

In order to continue operations, we will need to obtain sufficient additional funding and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a funding alternative will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various funding alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter

Operating leases—real estate	$11,813	$1,074	$4,119	$4,475	$2,145

Debt, including interest	51,581	1,912	7,888	41,781	—

Total	$63,394	$2,986	$12,007	$46,256	$2,145

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $33.0 million we have borrowed under our loan agreement with White Oak as of June 30, 2014.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2014, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $32.2 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the second quarter of 2014, sales denominated in foreign currencies were approximately 4% of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2014 the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31,2013, management based its assessment on the framework set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework. COSO has indicated that after December 15, 2014, it will consider the 1992 framework to have been superseded. We have reviewed the COSO 2013 framework and plan to integrate the changes into the Company’s internal controls over financial reporting during the remainder of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31,2014 will be based on the COSO 2013 framework and that the change will not be significant to our overall control structure over financial reporting.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “Internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as set forth in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the year ending December 31, 2014, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our technologies and develop new applications and technologies. As of June 30, 2014, we had an accumulated deficit of $379.4 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of June 30, 2014, our cash, cash equivalents, short-investments and restricted cash total was $32.2 million. We incurred an operating loss of $26.7 million and had negative cash flows from operations of $19.0 million for the six months ended June 30, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to continue operations, we need to either obtain sufficient additional financing or adopt additional cost-cutting measures to sufficiently extend our cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. Conditions in the global financial and credit markets may limit our ability to raise additional funds. We cannot guarantee that future equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Further, even if financing is available, the cost to us may be significantly higher than in the past.

In August 2013 we sold 28,455,284 shares of our common stock for $1.23 per share and warrants to purchase an aggregate of 34,146,339 shares of our common stock for $0.125 per warrant in a private placement that raised an aggregate of approximately $39.0 million in gross proceeds at the initial closing. In February 2014, 11,382,117 of the warrants issued in the August 2013 private placement were exercised for gross proceeds to us of approximately $14.0 million. Most recently, on July 30, 2014, we entered into an exchange agreement with certain of the participants in the August 2013 private placement, pursuant to which their outstanding warrants will be exchanged for warrants exercisable for an aggregate of 26,728,369 shares of common stock. The exchange is contingent on our receipt of NASDAQ approval. The exchanged warrants will be comprised of the following two tranches: (a) Series B/C Exchange Warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13, the NASDAQ consolidated closing bid price for our common stock on July 29, 2014, the last completed trading day before the exchange agreement was executed (the “Closing Bid Price”); and (b) Series D Warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price equal to the Closing Bid Price. Pending the satisfaction of certain closing conditions, the Series B/C Exchange Warrants will be issued and will be subject to mandatory exercise within 14 days of issuance and assuming such exercise, would result in gross proceeds to the Company of approximately $23.1 million. Pending the satisfaction of certain closing conditions, the Series D Warrants will have an exercise period of five years, and if exercised in full would yield approximately $7.1 million in gross proceeds to us. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the exchange will remain outstanding until their exercise or expiration and if exercised in full would yield approximately $4.1 million in gross proceeds to us. Our ability to access the capital markets and raise funds required for our operations may be severely restricted by general market conditions at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. This could leave us without adequate financial resources to fund our operations as presently conducted or as we plan to conduct them in the future. If adequate funds are not available, we may be required to adopt additional cost-cutting measures, including additional reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. If we seek additional funding through partnering and licensing transactions, we could be required to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be. Any of these factors could materially harm our business and may negatively impact our ability to continue to operate as a going concern.

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

Our ability to generate revenues depends upon the successful commercialization of our Magellan Robotic System and Sensei system. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and that:

•	our systems may not be accepted by physicians or hospitals;

•	we may not be able to sell our systems and associated catheters in volumes and at prices that allow us to generate sufficient revenue necessary to achieve liquidity;

•	the use of our systems by customers may not achieve more predictable procedure times, enable more complex cases or result in other physician or clinical benefits that we believe will drive adoption of our products;

•	we, or the investigators of our products, may not be able to generate sufficient information regarding outcomes with our systems to satisfy potential purchasers;

•	the availability and perceived advantages of alternative treatments may hinder acceptance of our systems;

•	our assumptions regarding the economic value proposition of our systems for hospitals, including the reimbursement rates that hospitals may achieve for procedures using our systems, may not be sufficiently accurate to drive adoption in acceptable quantities;

•	technological changes may make our products obsolete;

•	we may not be able to manufacture our systems or catheters in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the commercialization of our systems or the development of new products; and

•	difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by the Affordable Care Act has impacted capital purchases by healthcare providers; and

•	we may not obtain regulatory clearance for the applications for which many physicians wish to use our systems.

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

The loan agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan agreement, experience a material adverse change, or become insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan agreement, neither we nor Aortx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, including a requirement to maintain $15.0 million of liquidity, consisting of at least $13.0 million in cash and investments of which $5.0 million of which shall be restricted funds subject to lenders’ control, and up to $2.0 million in certain accounts receivable. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interests; make payments on any subordinated debt; make material changes to our core business or the core business of any of our subsidiaries; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same.

As of June 30, 2014, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We have received IDE approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010, but in January 2013, proposed a modification to the study protocol to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately one-third of the additional patients have been enrolled to date, including a complete enrollment in the randomized portion of the study. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

We hired a new Senior Vice President of Global Sales in January 2013, a new Vice President of Marketing and Business Development in April 2013, a new Chief Operating Officer in December 2013 and our new Chief Executive Officer in May 2014. In addition, the position of Chief Financial Officer is currently held on an interim basis and we expect to hire a full-time Chief Financial Officer by the end of 2014. If we are unable to recruit and retain qualified individuals, including our new Chief Executive Officer and future Chief Financial Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

The sale of our systems often represents a significant capital purchase for our customers and many customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of one of our systems. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei or Magellan system, which has significantly impacted our sales, financial condition and results of operations. If we are unable to obtain market acceptance for our products’ value proposition, potential customers may not make these significant capital purchases and our sales, financial condition and results of operations would be harmed.

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

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark approval to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011 and FDA clearance to market, sell and distribute our Magellan Robotic System in the United States in the second quarter of 2012. In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management, including our newly hired Chief Executive Officer and future Chief Financial Officer;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

Outside the United States, primarily in the EU, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select and maintain appropriate distributors, appropriately disengage from unsuccessful distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our systems and catheters in the EU if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable on a sustained basis.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our Sensei system and disposable catheters effectively, to appropriately phase in new products such as the Magellan Robotic System and product designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. We may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. The Company has in the past experienced recalls associated with its manufacturing processes and such recalls may occur again. Any future manufacturing issues may result in our being unable to meet the expected demand for our products, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and Magellan Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

The process of seeking regulatory clearance, approval or CE Certificates of Conformity to market a medical device is expensive and time-consuming and clearance, approval and grant of CE Certificates of Conformity are never guaranteed and, even if granted or obtained, clearance, approval or CE Certificates of Conformity may be suspended, withdrawn or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately one-third of the targeted number of additional patients have been enrolled to date. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts. We cannot assure you that the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.

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

Our promotional materials and training methods regarding physicians must comply with FDA limitations and other applicable laws and regulations. Both our Magellan and Sensei systems are cleared by the FDA and CE marked in the EEA for defined uses. We believe that the specific procedures for which our products are marketed fall within the scope of the applications that have been cleared by the FDA or are CE marked in the EEA. If the FDA or the competent authorities of the EEA countries determine that our promotional materials or training constitutes promotion of a use which has not been approved or does not fall within the scope of the current CE mark, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $8.3 million for the second quarter of 2014. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

We evaluated our disclosure controls and procedures as of June 30, 2014 and determined that such controls and procedures were effective as of that date, as more fully set forth in Part I, Item 4 of this Quarterly Report on Form 10-Q. We evaluated our disclosure controls and procedures in association with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 and determined that our internal control was effective as of that date, as more fully set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013. We cannot assure you, however, that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our periodic reports, including the financial statements included in such reports. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could lead to a decline in our stock price shareholder litigation, regulatory action and other adverse consequences.

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

Environmental laws and regulations such as the recent RoHS directives, could cause a disruption in our business and operations.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment and recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various EU member countries. For example, the EU has enacted the WEEE directives. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. Another example are the RoHS2 directives. On July 1, 2011, the Official Journal of the EU published the revised Directive 2011/65/EU (RoHS 2) on the restriction on the use of certain hazardous substances (six materials specifically identified) in electrical and electronic equipment. This revised Directive (RoHS2) became effective July 21, 2011. The EU used a time-phased approach and identified 10 categories of products that needed to meet these new standards at various start dates.

Category 8 includes medical devices and applies to our products. Compliance to this revised directive for category 8 is required by July 22, 2014. All new products held for commerce in the EU must be in compliance with RoHS 2 as of that date. Any remaining inventory that is not in compliance with RoHS2 will be used in product sold in non-EU countries. RoHS2 compliant products may be sold in both EU and non-EU countries. However, only RoHS2 compliant products may be sold in EU countries. In order to minimize duplicate inventory, we plan to produce all future products in compliance with RoHS2 in order to sell them in both EU and non-EU countries. We are in the process of changing the materials and processes used, where necessary, to bring our products into compliance with RoHS2. It is expected that RoHS2 compliant products will be ready to ship into the EU by September 16, 2014.

To make our products compliant with RoHS2 we may be required to modify some or all of our products or replace one or more components in those products, which, if such modifications are possible, may be time-consuming, expensive to implement and decrease end-user demand, particularly if we increase prices to offset higher costs. Our sales force will continue to actively market our products and accept customer orders while the required modifications are being made. However, if there is a production delay in having RoHS2 compliant product ready for shipment when ordered or if it was determined that our product is not in compliance with RoHS2, we will not be able to ship our products into the EU until the product is in compliance with RoHS2. This delay could have an adverse impact on our revenues for three months ended September 30, 2014 and could affect our revenues for the year ending December 31, 2014. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

In the second quarter of 2014, approximately 67% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 4% of our total revenues for the second quarter of 2014 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

We have filed Medical Device Reports, or MDRs, and Manufacturer’s Incident Reports reporting adverse events during procedures utilizing our technology and have developed internal systems and processes that are designed to evaluate future events that may require adverse event reporting to the FDA or the competent authorities in the EEA countries. As the frequency of use of our technology in electrophysiology and vascular procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs and Manufacturer’s Incident Reports. An increased frequency of filing MDRs and Manufacturer’s Incident Reports or a failure to timely file MDRs may result in requests for further information from the FDA or the competent authorities of the EEA countries, which could delay other matters that we may have pending before the FDA, the competent authorities of the EEA or our Notified Body or result in additional regulatory action. An increased frequency of MDRs and Manufacturer’s Incident Reports could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial through physicians who use the product off-label. We received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll as few as 125 subjects, was approved by the FDA in August 2013 and approximately one-third of the targeted number of additional patients have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through July 31, 2014, our closing stock price has fluctuated from a low of $1.12 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

Based on our review of publicly available filings as of July 31, 2014, our five largest stockholders together with our executive officers and directors beneficially own or control approximately 45.7 percent of our outstanding common stock and the ownership or control by these stockholders may increase to over 50 percent of our outstanding common stock following the exercise of outstanding warrants to purchase shares of our common stock held by such stockholders. Assuming the closing of our July 30, 2014 warrant exchange, two of these beneficial owners will hold warrants to purchase up to 18,265,293 shares of our common stock at a purchase price of $1.13 a share. Upon exercise of these warrants, our five largest stockholders together with our executive officers and directors would beneficially own or control approximately 56.1 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in August 2013 we sold 28,455,284 shares of our common stock and warrants to purchase an aggregate of 34,146,339 shares of our common stock in a private placement and in July 2014 we issued additional warrants to purchase an aggregate of 6,286,023 shares of our common stock in a subsequent private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2013.

4.6(8)	Form of Warrant, dated as of August 8, 2013.

4.7(9)	Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated August 8, 2013.

10.1+	Offer Letter, by and between the Registrant and Cary G. Vance, dated April 25, 2014.

10.2+	Retention Letter Agreement, by and between the Registrant and Robert O. Cathcart, dated May 12, 2014.

10.3+	Retention Letter Agreement, by and between the Registrant and William Sutton, dated May 12, 2014.

10.4+	Commission Agreement, by and between the Registrant and Joseph Guido, dated May 22, 2014.

10.5+	Revised Offer Letter, by and between the Registrant and Christopher P. Lowe, dated June 11, 2014.

10.6+	Separation Agreement, by and between the Registrant and Peter J. Mariani, dated June 18, 2014.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on August 8, 2013 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2014	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)