Form 10-Q
period 2014-09-30
HANSEN MEDICAL INC
filed 2014-11-06
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 132,516,598.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,224	$27,995
Short-term investments	1,931	1,945
Accounts receivable, net of allowance of $21 and $554, as of September 30, 2014 and December 31, 2013, respectively	4,308	5,114
Inventories	11,687	12,203
Prepaids and other current assets	2,033	1,914

Total current assets	54,183	49,171
Property and equipment, net	2,811	3,641
Restricted cash	5,390	5,394
Other assets	1,281	2,953

Total assets	$63,665	$61,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,535	$3,337
Accrued liabilities	4,593	3,934
Current portion of deferred revenue	2,820	2,912

Total current liabilities	9,948	10,183
Deferred revenue, net of current portion	154	203
Long-term debt	34,123	33,358
Other long-term liabilities	498	539

Total liabilities	44,723	44,283
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001:
Authorized: 10,000 shares; issued and outstanding: none	—	—
Common stock, par value $0.0001:
Authorized: 200,000 shares; issued and outstanding: 132,672 and 99,014 shares at September 30, 2014 and December 31, 2013, respectively	13	10
Additional paid-in capital	413,599	369,170
Accumulated other comprehensive income	323	360
Accumulated deficit	(394,993)	(352,664)

Total stockholders’ equity	18,942	16,876

Total liabilities and stockholders’ equity	$63,665	$61,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$2,620	$3,834	$10,490	$7,494
Service	1,257	1,234	3,973	3,868

Total revenues	3,877	5,068	14,463	11,362
Cost of revenues:
Product	2,462	3,226	9,489	7,193
Service	714	502	1,973	1,784

Total cost of revenues	3,176	3,728	11,462	8,977

Gross profit	701	1,340	3,001	2,385

Operating expenses:
Research and development	4,905	3,827	14,129	12,417
Selling, general and administrative	7,158	7,703	24,465	23,718
Loss on settlement of litigation	—	—	—	4,500

Total operating expenses	12,063	11,530	38,594	40,635

Loss from operations	(11,362)	(10,190)	(35,593)	(38,250)
Warrant exchange	(2,914)	—	(2,914)	—
Loss on extinguishment of debt	—	(1,935)	—	(1,935)
Interest and other expense, net	(1,313)	(1,036)	(3,784)	(3,556)

Loss before income taxes	(15,589)	(13,161)	(42,291)	(43,741)
Income tax expense	(5)	(40)	(38)	(93)

Net loss	$(15,594)	$(13,201)	$(42,329)	$(43,834)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.38)	$(0.60)

Weighted average shares used to compute basic and diluted net loss per share	120,228	84,145	111,917	73,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(15,594)	$(13,201)	$(42,329)	$(43,834)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	14	180	(27)	248
Amount reclassified to other income (expense)*	—	—	—	586
Foreign currency translation adjustment	(28)	31	(10)	11

Change in other comprehensive income (loss)	(14)	211	(37)	845

Comprehensive loss	$(15,608)	$(12,990)	$(42,366)	$(42,989)

*	Reflects a $0.6 million other-than-temporary impairment loss on the Company’s investment in Luna common stock as discussed in Note 3. This amount was reclassified in the quarter ended March 31, 2013, to interest and other expense, net in the condensed consolidated statements of operations for the quarter ended March 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(42,329)	$(43,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of litigation	—	4,500
Depreciation and amortization	2,029	2,309
Stock-based compensation	2,295	3,609
Warrant exchange	2,914	—
Amortization of common stock warrants	—	195
Payment-in-kind interest on loan	765	105
Net realized losses on investments	—	677
Loss on extinguishment of debt	—	1,935
Recovery of doubtful accounts	(100)	—
Loss on sale of financing receivable	19	—
Changes in operating assets and liabilities:
Accounts receivable	906	941
Inventories	(264)	(2,666)
Deferred cost of revenues	27	(407)
Prepaids and other current assets	(154)	(65)
Other assets	1,653	(50)
Accounts payable	(802)	226
Accrued liabilities	659	705
Deferred revenue	(141)	626
Other long-term liabilities	(41)	277

Net cash used in operating activities	(32,564)	(30,917)
Cash flows from investing activities:
Purchase of property and equipment	(420)	(430)
Proceeds from sales and maturities of short-term investments	—	6,704
Change in restricted cash	5	(5,065)

Net cash (used in) provided by investing activities	(415)	1,209
Cash flows from financing activities:
Proceeds from exercise of Series B and C warrants	23,100	—
Proceeds from exercise of Series A warrants	14,000	—
Proceeds from issuance of common stock and warrants	—	39,268
Proceeds from White Oak loans	—	33,000
Total repayments of Oxford loan	—	(32,058)
Costs related to issuance of common stock and warrants	(151)	(1,944)
Costs related to loan financing	—	(1,538)
Proceeds from exercise of common stock options	2,586	114
Proceeds from employee stock purchase plan	293	287
Withholding taxes paid on vested restricted stock units	(620)	(16)

Net cash provided by financing activities	39,208	37,113

Net increase in cash and cash equivalents	6,229	7,405
Cash and cash equivalents at beginning of period	27,995	32,749

Cash and cash equivalents at end of period	$34,224	$40,154

Supplemental disclosure of non-cash financing activities:
Equity issuance costs not yet paid	$—	$197

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

Need to Raise Additional Capital

From inception to September 30, 2014, the Company has incurred losses totaling approximately $395.0 million and has not generated positive cash flows from operations. The Company expects such losses to continue through at least the year ending December 31, 2014 as it continues to commercialize its technologies and develop new applications and technologies. The Company faces uncertainty related to the commercialization of its Magellan™ Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system. The Company anticipates that its existing cash, cash equivalents, short-term investment and restricted cash balances as of September 30, 2014 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. In order to continue operations, the Company will need to raise additional funding and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current and longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing cash and liquidity by adopting cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue, and will consider the implementation of cost reductions if and as circumstances warrant.

Going Concern

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. As of September 30, 2014, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $41.5 million. The Company incurred a net loss of $42.3 million and negative cash flows from operations of $32.6 million for the nine months ended September 30, 2014. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. Based on the Company’s current operating projections, the Company does not have sufficient liquidity to meet its anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue its operations, the Company will need to either obtain sufficient additional financing or adopt cost-cutting measures to sufficiently extend its cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company or that the Company can implement cost cutting measures sufficient to extend its cash and liquidity. Management is currently considering various financing alternatives. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements. In the opinion of the Company’s management, these unaudited statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, the determination of impairment of assets, stock-based compensation, loss contingencies and the valuation of its warrants, deferred tax assets, among others. Actual results may differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the Magellan Robotic System and the associated catheters as well as the sale of customer service contracts, which includes post-contract customer support (“PCS”). The Company sells its products directly to customers as well as through distributors. Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is probable.

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•	Customer Service Revenue. The Company recognizes customer service revenue from the sale of its PCS contracts which includes planned and corrective maintenance services, software updates, bug fixes, and warranty. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•	Multiple-element Arrangements. It is common for the sale of Sensei and Magellan systems to include multiple elements which have standalone value and qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management’s best estimate of the selling price (“ESP”) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its system, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

•	Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period of three to six months while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

•	Collectability. The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed probable, the revenue is deferred and recognized at the time collection becomes probable, which is usually upon receipt of cash. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If different judgments and estimates were utilized, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.

Concentration of Credit Risk

The Company had three customers who constituted 15%, 14% and 13%, respectively, of the Company’s accounts receivable at September 30, 2014. The Company had three customers who constituted 26%, 22%, and 10%, respectively of the Company’s net accounts receivable at December 31, 2013. As of September 30, 2014, the Company has not experienced any significant losses on its accounts receivable.

Three customers accounted for 19%, 14% and 11%, respectively of total revenues during the three months ended September 30, 2014. One customer accounted for 18% of revenues during the nine months ended September 30, 2014. Two customers accounted for 35% and 12%, respectively of total revenues during the three months ended September 30, 2013. One customer accounted for 16% of revenues during the nine months ended September 30, 2013.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has been assessing the going concern issue since 2010 on an interim and annual basis and will continue to assess whether the financial conditions based on this new guidance have an impact on the Company’s consolidated financial statements or footnotes.

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

Cash, Cash Equivalents, Investments and Restricted Cash

The following table summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s cash and available-for-sale securities by investment category that are recorded as cash and cash equivalents, or short-term investments or restricted cash as of September 30, 2014, and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
September 30, 2014:
Cash	$798	$—	$—	$798	$798	$—	$—
Level 1
Money market funds	38,816	—	—	38,816	33,426	—	5,390
Corporate equity securities	1,572	359	—	1,931	—	1,931	—

Total assets measured at fair value	$40,388	$359	$—	$40,747	$33,426	$1,931	$5,390

	$41,186	$359	$—	$41,545	$34,224	$1,931	$5,390

December 31, 2013:
Cash	$1,665	$—	$—	$1,665	$1,665	$—	$—
Level 1
Money market funds	31,724	—	—	31,724	26,330	—	5,394
Corporate equity securities	1,572	373	—	1,945	—	1,945	—

Total assets measured at fair value	$33,296	$373	$—	$33,669	$26,330	$1,945	$5,394

	$34,961	$373	$—	$35,334	$27,995	$1,945	$5,394

This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. Investment instruments valued using Level 1 inputs include money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement and are currently marketable.

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an other than temporary impairment of the fair value of any underlying investment has occurred. In fiscal year 2013, the Company determined that there was an other than temporary impairment of its investment in Luna Innovations’, or Luna, which the Company received as part of a litigation settlement entered into in January 2010 and had recorded as a corporate equity security. As such, the Company wrote down the value of that investment and recorded a loss of $0.6 million in other expense in the consolidated statement of operations. No investments have been in an unrealized loss position for longer than twelve months.

Long-term Debt

The fair value of the Company’s long-term debt was estimated to be $34.0 million as of September 30, 2014 and $33.1 million as of December 31, 2013 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy and there were no changes in the valuation technique used. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Inventories (in thousands)

	September 30, 2014	December 31, 2013
Raw materials	$4,912	$4,167
Work in process	4,188	5,285
Finished goods	2,587	2,751

Total Inventories	$11,687	$12,203

5.	Agreements with Intuitive Surgical

In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20 million licensing fee, and a stock purchase agreement to sell 5,291,000 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. However, the Company has no obligations to conduct any research activities under the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular. The Company has minimum royalty obligations of $200,000 per year under the terms of its cross license agreement with Intuitive Surgical. For the three and nine months ended September 30, 2014, the Company incurred cost in the amount of $0.04 million and $0.2 million, respectively related to the royalty obligation to Intuitive Surgical.

6.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Koninklijke Philips Electronics N.V, or Philips, to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology. Under the terms of the agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology.

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Company’s Magellan Robotic System, subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on any of its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company has royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. Under the terms of the agreement, the Company has no minimum obligation with Philips, the royalty obligation is based on per unit sales of the Magellan systems and vascular catheters. For the three and nine months ended September 30, 2014, the Company incurred cost in the amount of $0.1 million and $0.8 million, respectively related to the royalty obligations to Philips.

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

As of September 30, 2014, future minimum payments under the leases are as follows (in thousands):

Years ending December 31,	Future Minimum Lease Payments
2014 (remainder of year)	$536
2015	1,977
2016	2,141
2017	2,205
Thereafter	4,415

Total	$11,274

Rent expense on a straight-line basis was $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, and was $0.6 million and $1.7 million for the three and nine months ended September 30, 2013, respectively.

Other

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. For the three and nine months ended September 30, 2014, the Company incurred cost in the amount of $0.02 million and $0.1 million, respectively related to the royalty obligations to Mitsubishi.

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

In August 2013, the Oxford Loan was fully repaid and extinguished under the loan agreement’s prepayment option. The Company paid a final interest balloon of $1.2 million plus accrued interest and a prepayment penalty. Following the repayment of the Oxford Loan, the Company recognized a loss on extinguishment of debt of $1.9 million, which included $0.9 million prepayment penalty, $0.5 million additional end of term payment and $0.5 million unamortized discount from warrants and issuance costs.

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. For the three and nine months ended September 30, 2014, the Company recognized expense of $0.1 million and $0.3 million, respectively, for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the amended loan agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2014, the Company was in compliance with all financial covenants.

Future annual payments due on the debt (including interest) outstanding as of September 30, 2014 are as follows (in thousands):

Years ending December 31,
2014 (remainder of year)	$959
2015	3,879
2016	4,009
2017	41,782

Total remaining payments	50,629
Less: Amount representing interest	(16,506)

34,123

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$34,123

9.	Stockholders’ Equity

2013 Private Placement Transaction

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants are comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,117 shares of common stock, with an exercise price equal to $1.23 (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,111 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,111 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares (which occurred in November 2013) and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.

2014 Warrant Exchange

On July 30, 2014, the Company entered into a definitive agreement (the “Exchange Agreement”) with certain warrantholders to cancel and exchange (the “Exchange”) an aggregate of 10,221,173 of the Company’s outstanding Series B Warrants and an aggregate of 10,221,173 of the Company’s outstanding Series C Warrants. In exchange, the Company issued warrants (the “Exchange Warrants”) to purchase an aggregate of 26,728,369 shares of common stock. The Exchange was completed in August 2014.

The Exchange Warrants are comprised of the following two tranches: (a) Series B/C Exchange Warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13 per share, the NASDAQ consolidated closing bid price for the Common Stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D Warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to the Company of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to the Company of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.

As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3, this guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, Black-Scholes options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded $2.9 million warrant exchange charge in the condensed consolidated statement of operations during the three and nine months ended September 30, 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the exchange and the fair value of the newly issued Series B/C Exchange and Series D Warrants.

10.	Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$294	$45	$375	$308
Research and development	254	325	656	1,012
Selling, general and administrative	332	819	1,264	2,289

Total	$880	$1,189	$2,295	$3,609

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

Employee Stock Options:	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected volatility	82%	81%-83%	72%-74%	81%-89%
Risk-free interest rate	0.5%-1.5%	1.1%-1.4%	1.1%-1.5%	0.6%-1.4%
Expected term (in years)	4.38	4.45-4.48	4.34	4.38-4.48
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three and nine months ended September 30,
	2014	2013
Expected volatility	99%-111%	57%-72%
Risk-free interest rate	0.10%	0.07%-0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

The following table summarizes the Option activity under the Company’s equity incentive plans for the period ended September 30, 2014:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2013	7,779	$3.24	4.79	$169
Options granted	2,172	$1.89
Options exercised	(1,238)	$2.09		$621
Options cancelled	(3,252)	$3.99

Balance at September 30, 2014	5,461	$2.52	6.37	$4

Options vested at September 30, 2014	2,284	$3.28	4.68	$4
Options vested and expected to vest at September 30, 2014	5,418	$2.53	6.36	$4

As of September 30, 2014, total unamortized stock-based compensation related to unvested stock options was $3.2 million, with a weighted-average recognition period of 2.48 years.

Restricted stock unit activity under the 2006 Equity Incentive Plan is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2013	1,318	$1.99
Awarded	500	$1.85
Vested	(624)	$2.00
Cancelled	(452)	$2.04

Balance at September 30, 2014	742	$1.86

As of September 30, 2014, total unamortized stock-based compensation related to unvested restricted stock units was $0.6 million, with a weighted-average remaining recognition period of 3.35 years.

As of September 30, 2014, 6,210,123 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

11.	Income Taxes

The Company’s tax provision for the nine months ended September 30, 2014 was $38,000, which primarily related to foreign taxes. The Company currently has uncertain tax positions related to research and development credits. If the Company is able to eventually recognize these uncertain tax positions, all of the unrecognized benefit would reduce the Company’s effective tax rate. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(15,594)	$(13,201)	$(42,329)	$(43,834)
Weighted average shares used to compute basic and diluted net loss per share	120,228	84,145	111,917	73,081
Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.38)	$(0.60)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share due to the anti-dilutive affect they would have for each period presented (in thousands):

	September 30,
	2014	2013
Stock options outstanding	5,461	8,116
Unvested restricted stock units	742	1,616
Estimated shares issuable under the employee stock purchase plan	294	152
Warrants	9,269	34,807

13. Accumulated Other Comprehensive Income (Loss)

The component of accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$332	$5	$337	$373	$(13)	$360
Other comprehensive income before reclassifications	14	(28)	(14)	(27)	(10)	(37)
Reclassified from accumulated other comprehensive income	—	—	—	—	—	—

Net current-period other comprehensive loss	14	(28)	(14)	(27)	(10)	(37)

Ending balance	$346	$(23)	$323	$346	$(23)	$323

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$124	$(68)	$56	$(530)	$(48)	$(578)
Other comprehensive income before reclassifications	180	31	211	248	11	259
Reclassified from accumulated other comprehensive income	—	—	—	586	—	586

Net current-period other comprehensive income	180	31	211	834	11	845

Ending balance	$304	$(37)	$267	$304	$(37)	$267

The reclassification primarily relates to an other-than-temporary impairment loss of $0.6 million on the Company’s investment in Luna common stock as discussed in Note 3. This amount was reclassified in the quarter ended March 31, 2013, to interest and other expense, net in the condensed consolidated statements of operations for the quarter ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto appearing elsewhere, are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our business results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements include, among others, statements regarding our strategies and expectations regarding our future revenues, cost of revenues and other expenses and losses. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

From inception to September 30, 2014, we have incurred losses totaling approximately $395.0 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

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

Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the three months ended September 30, 2014.

Financial Overview

Revenues

Our product revenues primarily consist of sales of Magellan Robotic Systems and Sensei systems, catheters and other disposables. Our service revenue primarily consists of system service under maintenance plans and customer training, which are typically entered into at the time systems are sold. These maintenance service contracts have been generally renewed at the end of the service period which is typically over one year. In the third quarter of 2013, we began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period while the purchase opportunity is being evaluated by the hospital. Systems under this program remain our property and are recorded in inventory, and a sale only occurs upon the issuance of a purchase order from the customer. Customers with evaluation systems must purchase catheters from us, which catheters are required for the use of our systems.

Results of Operations

Comparison of three and nine months ended September 30, 2014 to three and nine months ended September 30, 2013 (in thousands except for percentages):

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Revenues:
Product	$2,620	$3,834	$(1,214)	(32)%	$10,490	$7,494	$2,996	40%
Service	1,257	1,234	23	2%	3,973	3,868	105	3%

Total revenues	$3,877	$5,068	$(1,191)	(24)%	$14,463	$11,362	$3,101	27%

Total revenues in the third quarter of 2014 were $3.8 million compared to $5.1 million in the third quarter of 2013. Product revenue in the third quarter of 2014 included the sale of one Magellan Robotic System, one Sensei system and 714 catheters. Product revenue in the third quarter of 2013 included the sale of two Sensei systems, two Magellan Robotic Systems, as well as monthly rental income from the conversion of a Magellan evaluation system and 790 catheters. The decrease in product revenue over the prior year period was primarily due to decrease in the number of systems and catheters sold.

Total revenues in the nine months of 2014 were $14.5 million compared to $11.4 million in the nine months of 2013. Product revenue in the nine months of 2014 included the sale of seven Magellan Robotic Systems, two Sensei systems and 2,327 catheters. Product revenue in the nine months of 2013 included the sale of four Sensei systems, two Magellan Robotic System and 2,257 catheters. The increase in product revenue was primarily due to an increase in number of systems and catheters sold, as well as higher average sales price (ASP) on the four systems sold in the EMEA market.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through the remaining of 2014.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of materials, direct labor including stock based compensation, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our post-contract customer service.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Cost of revenues:
Product	$2,462	$3,226	$(764)	(24)%	$9,489	$7,193	$2,296	32%
Service	714	502	212	42%	1,973	1,784	189	11%

Total	$3,176	$3,728	$(552)	(15)%	$11,462	$8,977	$2,485	28%

As a percentage of revenues	82%	74%			79%	79%
Gross profit	$701	$1,340	$(639)	(48)%	$3,001	$2,385	$616	26%
As a percentage of revenues	18%	26%			21%	21%

Gross profit for the third quarter of 2014 was $0.7 million, or 18% of revenues, compared to $1.3 million, or 26% of revenues in the third quarter of 2013. The decrease from the prior year period was primarily attributable to a decrease in systems and catheter units sold and a decrease in royalties. Service costs increased by 42% over the same period in the prior year due to an increase in service and repair calls volume.

Gross profit for the nine months of 2014 was $3.0 million, or 21% of revenues, compared to $2.4 million, or 21% of revenues in the nine months of 2013. The dollar increase from the prior year period was primarily attributable to an increase in system unit volume sold. Gross profit as a percentage of revenues remained flat due to an increase in royalties incurred associated with higher unit volume of systems sold during current year period. Service costs increased by 11% over the same period due to an increase in service and repair calls volume.

We expect that cost of revenues, both as a percentage of revenues and on a dollar basis, will continue to vary from quarter to quarter in 2014 due to, among other things, fluctuations in shipments and revenue levels, ASP, the mix of products sold, customer mix, and manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

Our research and development expenses primarily consist of engineering, software development, product development, quality assurance and clinical and regulatory expenses, including costs to develop associated with testing and enhancements of our products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Research and development	$4,905	$3,827	$1,078	28%	$14,129	$12,417	$1,712	14%

Research and development expenses in the third quarter of 2014 were higher compared to same period in 2013 primarily due to $0.4 million increase in compensation related expense resulting from increase in headcount, $0.4 million increase in costs associated with development of prototype material for new product initiatives and $0.2 million incentive accrual in 2014.

Research and development expenses in the nine months of 2014 were higher compared to same period in 2013 primarily due to a $1.2 million increase in costs associated with our Magellan 6Fr Robotic Catheters and other product development initiatives and a $0.8 million increase in compensation related expenses, partially offset by a $0.3 million decrease in depreciation expenses. We expect research and development expenses continue to increase in the future due to our continued investments in clinical trials and new product and technology development initiatives.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Selling, general and administrative	$7,158	$7,703	$(545)	(7)%	$24,465	$23,718	$747	3%

Selling, general and administrative expenses decreased in the third quarter of 2014 compared to same period in 2013 primarily due to a $0.8 million decrease in legal expenses associated with a settlement of the securities class action lawsuit, patent filing expenses and other corporate matters and a $0.3 million decrease in stock-based compensation expenses, partially offset by a $0.3 million increase in the salary and incentive accrual and a $0.2 million increase in sales and marketing expenses for tradeshows, advertising and promotions.

Selling, general and administrative expenses increased during the nine months of 2014 compared to same period in 2013 primarily due to a $1.7 million increase in salary related expenses and incentive accrual, $0.8 million increase in advertising and promotion cost related to mobile lab and other costs, $0.4 million increase in sales commissions, $0.3 million severance cost incurred and $0.6 million increase in other general administrative expenses. These increases were partially offset by a $2.3 million decrease in legal and litigation fees related to a settlement of the class action lawsuit and $0.8 million decrease in related stock-based compensation expenses due to executive transitions.

We expect our selling, general and administrative expenses for the remainder of 2014 to increase moderately due to increased commissions on expected increases in sales levels, and marginal growth of our sales force compared to 2013.

Interest and Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Interest and Other Expense, net	$1,313	$1,036	$277	27%	$3,784	$3,556	$228	6%

Interest and other expense, net increased in the third quarter of 2014 compared to same period in 2013 due to our new credit facility entered into in July 2013 which has higher borrowing rate.

Interest and other expense, net increased in the nine months of 2014 compared to same period in 2013, primarily due to $0.6 million of write down of a marketable equity investment in Luna Innovations in 2013 which was obtained by the Company as part of the Luna litigation settlement, partially offset by $0.8 million increase in interest expenses in 2014 as a result of a change in our loan lender with a higher borrowing rate.

Warrant exchange

	Three and Nine months ended September 30,		Change
	2014	2013	$	%
Warrant exchange	$2,914	$—	$2,914	100%

On July 30, 2014, the Company entered into a definitive agreement with certain warrantholders to cancel and exchange an aggregate of 20,442,346 of the Company’s outstanding warrants to purchase shares of the Company’s common stock. In exchange, the Company issued warrants to purchase an aggregate of 26,728,369 shares of common stock with lower exercise price than the exchanged warrants. The exchange was completed in August 2014. As a result of the warrant exchange, we incurred $2.9 million expense during the three and nine months ended September 30, 2014 based upon the difference between the fair value of the exchanged warrants immediately prior to the exchange and the fair value of the newly issued warrants.

Loss on Settlement of Litigation

	Nine months ended September 30,		Change
	2014	2013	$	%
Loss on settlement of litigation	$—	$4,500	$(4,500)	(100)%

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions related to our October 2009 announcement that we would restate certain of our financial statements, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was be funded in cash by our insurer and other sources. We funded the remaining portion by issuing $4.25 million worth of our common stock and paid $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million in the first quarter of 2013.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)	2014	2013	Changes ($)	Changes (%)
Income tax expense	$5	$40	$(35)	(88)%	$38	$93	$(55)	(59)%

Income tax expense in the third quarter of 2014 was lower compared the third quarter of 2013 as it relates to foreign subsidiaries.

Income tax expense decreased in the first nine months of 2014 compared to the first nine months of 2013 primarily due to revisions of estimated tax rate and provisions in 2013.

Liquidity and Capital Resources

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of September 30, 2014 we had an accumulated deficit of $395.0 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing, interest earned on investments and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 40,450,362 shares of our common stock in private placement transactions and as of the date of filing of this Quarterly Report on Form 10-Q, a total of 31,824,463 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million to us.

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

In August 2013, the Oxford Loan was fully repaid and extinguished under the loan agreement’s prepayment option. The Company paid a final interest balloon of $1.2 million plus accrued interest and a prepayment penalty. Following the repayment of the Oxford Loan, the Company recognized a loss on extinguishment of debt of $1.9 million, which included $0.9 million prepayment penalty, $0.5 million additional end of term payment and $0.5 million unamortized discount from warrants and issuance costs.

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. For the three and nine months ended September 30, 2014, we recognized expense of $0.1 million and $0.3 million, respectively, for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2 million in accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2014, we were in compliance with all financial covenants.

Equity Transactions

On July 30, 2013, we entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants are comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”).

On July 30, 2014, we entered into a definitive agreement (the “Exchange Agreement”) with certain warrantholders to cancel and exchange (the “Exchange”) an aggregate of 10,221,173 of our outstanding Series B Warrants and an aggregate of 10,221,173 of our outstanding Series C Warrants. In exchange, we issued warrants (the “Exchange Warrants”) to purchase an aggregate of 26,728,369 shares of common stock. The Exchange was completed in August 2014.

The Exchange Warrants are comprised of the following two tranches: (a) Series B/C Exchange Warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13 per share, the NASDAQ consolidated closing bid price for the Common Stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D Warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to us of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to us of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.

Sources and Uses of Cash

Cash flow activity for the first nine months of 2014 and 2013, respectively, is summarized as follows:

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash used in operating activities	$(32,564)	$(30,917)
Cash (used in) provided by investing activities	(415)	1,209
Cash provided by financing activities	39,208	37,113

Net increase in cash and cash equivalents	$6,229	$7,405

Operating Activities

Net cash used in operating activities during the first nine months of 2014 increased by $1.6 million, primarily due to a $5.4 million decrease in non-cash expenses related to a total of $7.0 million losses from litigation, extinguishment of debt and impairment recorded in 2013, and a $1.3 million decrease in stock-based compensation, offset by $2.9 million warrant exchange expense recorded in 2014. This decrease in non-cash expenses was partially offset by a $1.5 million decrease in net loss, and a $2.3 million increase in operating assets and liabilities due primarily to a smaller increase in inventory in the current period.

Investing Activities

Net cash used in investing activities during the first nine months of 2014 was $0.4 million, compared to $1.2 million of cash provided by investing activities during the same period in 2013 primarily related to proceeds from the sale of investments as we managed our investment portfolio to provide liquidity and interest income partially offset by a provision for restricted cash of $5.0 million as required under the loan agreement.

Financing Activities

Net cash provided by financing activities during the first nine months of 2014 was $39.2 million primarily due to the exercise of Series A Warrants and Series B/C Exchange Warrants to purchase an aggregate of 31,824,463 shares of our common stock for total gross proceeds of $37.1 million as well as $2.6 million in proceeds related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards. Net cash provided by financing activities during the same period in 2013 was $37.1 million primarily due to $39.3 million gross proceeds from the private placement equity financing less $1.9 million of related costs and $33.0 million gross proceeds related to the White Oak debt financing less debt issuance costs of $1.5 million, partially offset by $32.1 million of principal payments and final repayment fees related to the extinguishment of the Oxford Loan.

Future Capital Requirements

We recognized our first revenues in 2007 and we have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. From inception to September 30, 2014, we have incurred losses totaling approximately $395.0 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, continue to develop new products and operate as a publicly traded company. As of September 30, 2014, our cash, cash equivalents, short-term investments and restricted cash balances were $41.5 million. We incurred a net loss of $42.3 million and negative cash flows from operations of $32.6 million for the nine months ended September 30, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak Global Advisors, LLC which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations, we will need to obtain sufficient additional funding and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing cash and liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a funding alternative will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various financing alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating leases—real estate	$11,274	$536	$4,118	$4,476	$2,144
Debt, including interest	50,629	959	7,888	41,782	—

Total	$61,903	$1,495	$12,006	$46,258	$2,144

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $33.0 million we have borrowed under our loan agreement with White Oak as of September 30, 2014.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2014, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $41.5 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the third quarter of 2014, sales denominated in foreign currencies were approximately 10% of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2014, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2013, management based its assessment on the framework set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework. COSO has indicated that after December 15, 2014, it will consider the 1992 framework to have been superseded. We have reviewed the COSO 2013 framework and plan to integrate the changes into the Company’s internal controls over financial reporting during the remainder of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the COSO 2013 framework and that the change will not be significant to our overall control structure over financial reporting.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as set forth in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation including commercial disputes and employment issues. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal right, and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the year ending December 31, 2014, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern.

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2014 as we continue to commercialize our technologies and develop new applications and technologies. As of September 30, 2014, we had an accumulated deficit of $395.0 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of September 30, 2014, our cash, cash equivalents, short-investments and restricted cash total was $41.5 million. We incurred a net operating loss of $42.3 million and had negative cash flows from operations of $32.6 million for the nine months ended September 30, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash and cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to continue our operations, we need to either obtain sufficient additional financing or adopt additional cost-cutting measures to sufficiently extend our cash and liquidity. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms.

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

We have limited experienced in manufacturing our Magellan Robotic System, Magellan Robotic Catheters and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007, the marketing and sales effort for our Magellan Robotic System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic System is an expensive capital equipment purchase which slows the sales process. Since the Magellan Robotic System has only recently been commercially introduced, our Magellan Robotic System has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Magellan Robotic System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Magellan Robotic System. As a result, with greater physician experience with our Magellan Robotic System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Magellan Robotic System, our financial condition and results of operations and business could be adversely impacted.

We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan Robotic System, including our Magellan Robotic Catheters and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage which may damage our business.

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

In August 2013, we entered into an amended and restated $33.0 million loan and security agreement with White Oak as a lender and as agent for the lenders under the loan agreement. We are obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if our prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if our prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan agreement.

The loan agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan agreement, experience a material adverse change, or become insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan agreement, neither we nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments of which $5.0 million of which shall be restricted funds subject to lenders’ control, and $2.0 million in accounts receivable. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness not including, among other things, subordinated debt; grant liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the amended loan agreement.

As of September 30, 2014, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle the lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We have received Investigational Device Exemption, or IDE, approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. We enrolled our first patient in May 2010, but in January 2013, proposed a modification to the study protocol to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately one-half of the additional subjects have been enrolled to date, including a complete enrollment in the randomized portion of the study. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require us to file a premarket approval, or PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

Our management team includes several members hired since January 2013, including our new Chief Executive Officer who joined us in May 2014. In addition, the position of Chief Financial Officer is currently held on a part-time and interim basis. If we are unable to recruit and retain qualified individuals, including retaining our new Chief Executive Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. Retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

In the second quarter of 2007, we received clearance to market, sell and distribute our Sensei system for use in the mapping of electrophysiology procedures in the United States and Europe. We had no prior experience as a company in undertaking these efforts. We received CE Mark approval to market, sell and distribute our Magellan Robotic System in Europe in the third quarter of 2011 and FDA clearance to market, sell and distribute our Magellan Robotic System in the United States in the second quarter of 2012. In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters and physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management, including our newly hired Chief Executive Officer and future Chief Financial Officer;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

Outside the United States, primarily in the EU, we are establishing a combination of a direct sales force and distributors to market, sell and support our current and future products. If we fail to select and maintain appropriate distributors, appropriately disengage from unsuccessful distributors or effectively use our distributors or sales personnel and coordinate our efforts for distribution of our systems and catheters in the EU or if their and our sales and marketing strategies are not effective in generating sales of our system, our revenues would be adversely affected and we may never become profitable on a sustained basis.

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

In addition, all of our manufacturing operations are conducted at our facilities leased in Mountain View, California. We could encounter problems at these facilities, which could delay or prevent us from manufacturing, assembling or testing our products or maintaining our manufacturing capabilities or otherwise conducting operations.

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

Our reliance on third parties involves a number of risks, including, among other things, the risk that:

•	suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in or prevent shipments of our products;

•	we may not be able to respond to unanticipated changes and increases in customer orders;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components with our suppliers;

•	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems and other products;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

•	our suppliers may wish to discontinue supplying goods or services to us;

•	if the components necessary for our system become unavailable we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

The process of seeking regulatory clearance, approval or CE Certificates of Conformity to market a medical device is expensive and time-consuming, and clearance, approval and grant of CE Certificates of Conformity are never guaranteed. Even if granted or obtained, clearance, approval or CE Certificates of Conformity may be suspended, withdrawn or revoked. In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may be an obstacle to our ability to successfully market and sell our electrophysiology products in the United States to a broader group of potential customers. We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received IDE approval to investigate the use of our Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately one-half of the targeted number of additional subjects have been enrolled to date. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts. We cannot assure you that the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.

With regard to our Sensei system, our Magellan Robotic System, or other products, the FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

•	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;

•	the data from our preclinical studies and clinical trials may be insufficient to support approval;

•	the facilities of our third-party manufacturers or suppliers may not meet applicable requirements;

•	any failure to comply with preclinical, clinical or other regulations;

•	our inability to meet the FDA’s statistical requirements or changes in statistical tests or significance levels the FDA requires for approval of a medical device, including ours; and

•	changes in the FDA approval policies, expectations with regard to the type or amount of scientific data required or adoption of new regulations may require additional data or additional clinical studies.

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

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan and Lynx catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Because we have shipped only slightly more than 110 Sensei systems and our Magellan Robotic System has only recently been commercially introduced, our systems have limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether they will do so. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue, become profitable or sustain profitability. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

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

Unless and until we receive regulatory clearance or approval for use of our Sensei system with ablation catheters or in these procedures, uses of our Sensei system in these procedures will be considered off-label uses and which therefore could increase the risk of product liability claims. Under the Federal Food, Drug, and Cosmetic Act and other similar laws, we are prohibited from labeling or promoting our products, or training physicians, for such off-label uses. This prohibition means that the FDA could deem it unlawful for us to make claims about the quality, safety or effectiveness of our Sensei system for use with ablation catheters and in cardiac ablation procedures and that we may not proactively discuss or provide information or training on the use of our product in cardiac ablation procedures or use with unapproved catheters, with very limited exceptions.

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

For all of our products, including both the Sensei and Magellan systems, we believe that the way in which they are marketed is consistent with the FDA clearance. However, the FDA and the competent authorities in the EEA countries could disagree and require us to stop promoting our products for certain procedures until we obtain FDA clearance or approval or a specific CE Certificate of Conformity for them and/or could require us to initiate corrective actions that could include issuing corrective advertising. In addition, the FDA and the competent authorities in the EEA countries could require us to generate and submit significant quality, safety and efficacy data to support use in those procedures for which the agency or the competent authorities of the EEA countries require clearance, approval or a specific CE Certificate of Conformity. If we are perceived not to be in compliance with all of the restrictions limiting the promotion of our products for off-label use, we could be subject to various enforcement measures, including investigations, administrative proceedings and foreign, federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA or another competent authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, injunctions against sales for off-label uses, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on research and development. We expect to spend significant additional amounts on the continuing commercialization of our products and the development and introduction of new products. Net cash used in operating activities was $32.6 million for the third quarter of 2014. We expect that our cash used in operations will be significant in each of the next several years, and we will need additional funds to continue the commercialization of both our Sensei system and our Magellan Robotic System in addition to ongoing product expansions.

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

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances; that we and St. Jude will maintain compatibility of our products under the collaboration; or that the CoHesion Module will gain market acceptance. In August 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. This agreement was amended in February 2014, and will expire in December 2014 unless extended by mutual agreement of the parties. If the agreement is not extended, we may be unable to maintain our ability to offer integration with the EnSite Velocity System with new system sales, or to maintain compatibility with updated or upgraded versions of EnSite Velocity, which could adversely affect our revenues and results of operations.

Indemnification obligations to our current and former directors and officers and contractual indemnification obligations to underwriters of our securities offerings could adversely affect our ability to defend claims for which we may be liable, our results of operations, our financial condition and our cash flows.

Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers, employees and directors under certain circumstances. In addition, we have contractual indemnification obligations to the underwriters and placement agents in our prior public and private offerings, as applicable, of our equity securities. Some of these advancement and indemnification obligations may not be covered by our directors’ and officers’ insurance policies or may exceed the coverage limits of those policies. If we incur significant uninsured advancement or indemnity obligations, it could have a material adverse effect on our ability to defend claims for which we may be liable, our results of operations, our financial condition and our cash flows.

Software defects may be discovered in our products which would damage our ability to sell our products and our results of operations.

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

From time to time, legislative reform measures are proposed or adopted that would impact healthcare expenditures for medical services, including the medical devices used to provide those services. For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act. The Affordable Care Act made a number of substantial changes in the way health care is financed by both governmental and private insurers and the way that Medicare providers are reimbursed. Among other things, the Affordable Care Act requires certain medical device manufacturers and importers to pay an excise tax equal to 2.3% of the price for which such medical devices are sold, beginning January 1, 2013.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, with initial disclosure requirements beginning in May 2014. In May 2014 we filed a Specialized Disclosure Report on Form SD with the SEC disclosing our on-going diligence efforts and our determination that our products are “conflict undeterminable” as of the date of filing.

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

Category 8 includes medical devices and applies to our products. Compliance with this revised directive for category 8 was required by July 22, 2014. All new products held for commerce in the EU must be in compliance with RoHS 2 as of that date. Any remaining inventory that is not in compliance with RoHS2 will be used in product sold in non-EU countries. RoHS2 compliant products may be sold in both EU and non-EU countries. However, only RoHS2 compliant products may be sold in EU countries. In order to minimize duplicate inventory, we plan to produce all future products in compliance with RoHS2 in order to sell them in both EU and non-EU countries. We recently undertook the lengthy process of changing the materials and processes used, where necessary, to bring our products into compliance with RoHS2. As of the date of filing of this Quarterly Report on Form10-Q, all of our products sold in the EU are RoHS2 compliant. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products and harm our business.

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

In the third quarter of 2014, approximately 52% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 10% of our total revenues for the third quarter of 2014 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed.

Our business may be harmed by a natural disaster, terrorist attacks or other unanticipated problems.

Our manufacturing and office facilities are located in Mountain View, California. Despite precautions taken by us, a natural disaster such as fire or earthquake, a terrorist attack or other unanticipated problems at our facilities could interrupt our ability to manufacture our products or operate our business. These disasters or problems may also destroy our product inventories. While we carry limited insurance, any prolonged or repeated disruption or inability to manufacture our products or operate our business could result in losses that exceed the amount of coverage provided by this insurance, and in such event could harm our business.

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

We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that such patent protection will confer any significant commercial advantage. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings and, starting in 2012, post grant and inter parties review in the United States Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination, post grant review, inter parties review, and opposition proceedings may be costly. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Magellan Robotic System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive Surgical. Under our agreement with Intuitive Surgical, we received the right to apply Intuitive Surgical’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive Surgical, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive Surgical’s intellectual property, Intuitive Surgical from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive Surgical’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive Surgical before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive Surgical will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive Surgical on whether activities outside our licensed field may be conducted without the use of the Intuitive Surgical’s intellectual property. If Intuitive Surgical asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive Surgical, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive Surgical’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive Surgical is restricted in how it can terminate our license, if Intuitive Surgical were ever to successfully do so, and if we are unable to obtain another license from Intuitive Surgical, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive Surgical. Under the terms of the agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Sensei system in September 2006, our Artisan catheters in May 2007, our Lynx catheters in July 2010, our Magellan Robotic System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, and our Artisan Extend catheters in February 2013. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s QSR which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the notified body, the competent authorities in the EEA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

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

We underwent an FDA inspection, which employed Quality System Inspection Technique, or QSIT, in July 2010 and received two inspectional observations. The agency has accepted our responses and the inspection has been closed.

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

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA when the manufacturer becomes aware of information from any source that alleges that a device marketed by the manufacturer has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. A manufacturer may determine that an event may not meet the FDA’s reporting criteria so that an MDR is not necessary. However, the FDA can review a manufacturer’s decision and may disagree. We have made decisions that certain types of events are not MDR reportable. In the EEA, similar reporting requirements are imposed on medical device manufacturers. When a medical device is suspected to be a contributory cause of an event that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person, its manufacturer or authorized representative in the EU must report the event to the competent authority of the EEA country where the incident occurred. There can be no assurance that the FDA or the competent authorities in the EEA country will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA or the competent authorities of the EEA countries disagree with any of our determinations that events are not reportable, the FDA or the competent authorities of the EEA countries could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as products withdrawals and recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We have filed MDRs and Manufacturer’s Incident Reports reporting adverse events during procedures utilizing our technology and have developed internal systems and processes that are designed to evaluate future events that may require adverse event reporting to the FDA or the competent authorities in the EEA countries. As the frequency of use of our technology in electrophysiology and vascular procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs and Manufacturer’s Incident Reports resulting from the increased frequency of use of our technology. An increased frequency of filing MDRs and Manufacturer’s Incident Reports or a failure to timely file MDRs may result in requests for further information from the FDA or the competent authorities of the EEA countries, which could delay other matters that we may have pending before the FDA, the competent authorities of the EEA or our Notified Body or result in additional regulatory action. An increased frequency of MDRs and Manufacturer’s Incident Reports could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.

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

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or PMAs, and may require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not modifications require a new approval, supplement or clearance. A manufacturer of a 510(k) cleared product is required to obtain 510(k) clearance for device modifications that could significantly affect the safety or effectiveness of the device, or constitute a major change in the intended use of the subject device. Accordingly, a manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

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

Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial through physicians who use the product off-label. We received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll as few as 125 subjects, was approved by the FDA in August 2013 and approximately one-half of the targeted number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions in the U.S. or abroad with physicians and other potential referral sources who prescribe or purchase our products are subject to government regulation designed to prevent health care fraud and abuse. Relevant U.S. laws include:

•	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual, for an item or service or the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service, for which payment may be made, in whole or in part, by federal healthcare programs such as the Medicare and Medicaid;

•	federal civil False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or whose products are frequently used off-label;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain obligations relating to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Foreign Corrupt Practices Act of 1997, which makes it illegal to offer or provide money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state breach notification laws, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts and Nevada, mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

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

The Affordable Care Act also imposes new tracking and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program were required to begin tracking such payments on August 1, 2013 and submit reports to the Center for Medicare and Medicaid Services, or CMS, by March 31, 2014, and by the 90th day of each subsequent calendar year.

If our past or present operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under federal healthcare programs like Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws or regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various laws and regulations.

Our international operations expose us to liability under global anticorruption laws.

We are also subject to the U.S. Foreign Corrupt Practices Act, or “FCPA” and similar worldwide anti-bribery laws in non-U.S. jurisdictions, such as the U.K. Bribery Act 2010, which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through October 31, 2014, our closing stock price has fluctuated from a low of $0.91 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

•	the announcement of our operating results, including the number of systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	additions or departures of key scientific or management personnel;

•	the pace of enrollment or results of our clinical trial of at least 125 patients or any other clinical trials;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits and governmental investigations both on us and on our public perception.

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

Based on our review of publicly available filings as of October 31, 2014, our five largest stockholders together with our executive officers and directors beneficially own or control approximately 49.0 percent of our outstanding common stock and the ownership or control by these stockholders may increase to 51.4 percent of our outstanding common stock upon the exercise of outstanding warrants exercisable for shares of our common stock held by these individuals or entities. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. In addition, pursuant to our loan agreement, we must obtain the lenders’ prior written consent in order to pay any dividends on our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended September  30, 2014, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated October 26, 2012.

4.6(8)	Form of Series A, B and C Warrant, dated August 8, 2013.

4.7	Exchange Agreement, by and among the Registrant and each warrant holder identified therein, dated July 30, 2014.

4.8	Form of Series B/C Exchange Warrant, dated August 11, 2014.

4.9	Form of Series D Warrant, dated August 11, 2014.

4.10	Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated August 11, 2014.

10.1+	Waiver by Cary G. Vance, dated August 12, 2014.

10.2+	Offer Letter, by and between the Registrant and Brian Sheahan, dated September 12, 2014.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2014	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)