Form 10-K
period 2014-12-31
HANSEN MEDICAL INC
filed 2015-03-16
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date was $79.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 27, 2015, the registrant had outstanding 133,107,916 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K to the extent stated herein.

HANSEN MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Artisan,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

Our Sensei® Robotic Catheter System, or Sensei system, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in interventional procedures within the atrial heart chambers. Instinctive navigation refers to the ability of our Sensei system to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisan® Control Catheter and Artisan Extend® Control Catheter, or Artisan catheters. We believe our Sensei system and its corresponding disposable catheters enable physicians to perform procedures that historically have been difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei system has the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.

Our products are currently labeled and marketed in the United States for manipulation, positioning and control of certain mapping catheters in the atria of the heart connected with these procedures, and in the European Union and certain other countries for manipulation, positioning and control of diagnostic and therapeutic catheters within the atria of the heart. When the FDA cleared our technology for promotion in the U.S., the FDA required that we label our products in the United States with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. We do not promote any off-label use of our Sensei system, including the use for ablation procedures for treating atrial fibrillation. Physicians may, however, choose to use our Sensei system in procedures involving the mapping and ablation of cardiac tissue to treat atrial fibrillation. It is our understanding that all or nearly all of the procedures performed using our technology have involved a combination of mapping and ablation.

Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke.

We have received approval of an Investigational Device Exemption, or IDE, application to investigate the use of our Sensei system and Artisan Control Catheter in the treatment of atrial fibrillation in a clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the United States beyond mapping. The study planned to involve approximately 300 patients and involves the ablative treatment of atrial fibrillation. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in April 2013, to reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately three-fourths of the additional subjects have been enrolled to date. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance or approval for use in atrial fibrillation procedures.

Peripheral Vascular

An additional and more recent focus of our robotic catheter technology has been the endovascular treatment of vascular disease, an area that we expect to be a key growth driver for the business. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aortic grafting as well as access, percutaneous transluminal angioplasty, or PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, infra popliteal renal and mesenteric vessels. To address this market, we have developed our MagellanTM Robotic System and associated Magellan Robotic Catheters which is based on our Sensei system and preserves the open architecture featured in the Sensei system to allow for the subsequent use of some 6 French gauge, or 6Fr therapeutic devices on the market today. The Magellan Robotic System with the Magellan Robotic Catheter, or “Vascular System”, cannulates peripheral vessels with a proprietary technology that delivers simultaneous and independent distal tip control of a catheter and a sheath as well as robotic manipulation of standard guide wires, from a centralized, remote workstation. This technology is designed to provide a robotically stabilized conduit for the manual placement and delivery of other companies’ therapeutic devices. Additionally, the Magellan Robotic System is designed to allow for sufficient extension inside the body to access hard to reach, distal peripheral anatomy.

We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip to enable vessel navigation, helping them to perform more complex catheter based procedures in a systematic way. In July 2011, we received CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. In November 2014, we received a CE Mark for the marketing of our Magellan 6Fr Robotic Catheter.

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

We believe our technology has additional applications outside of the fields of EP, and peripheral vascular intervention. We plan to investigate the advancement of our technology into these markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.

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

We believe our Sensei system and Magellan Robotic System, combined with our disposable catheters, overcome the limitations of hand-held navigation catheters. We designed our systems to have the following attributes:

•

Instinctive control. Our systems utilize computer-controlled robotics to directly translate the motions of the physician’s hands from our control console into corresponding accurate manipulations of the catheters and catheter-based technologies inside the body. We believe the instinctive robotic control of the catheters may be easier to use than manual catheter approaches and therefore has the potential to reduce procedure times, improve efficacy and enable newer or additional procedures to be performed through catheter navigation. In addition, we believe this instinctive control enables physicians to be trained in the use of our system in a relatively short period of time which can increase the number of physicians who are capable of performing these catheter-based procedures.

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

Since the 2007 commercial launch of our Sensei system, clinical studies have been performed outside the United States comparing robotic versus manual procedures and describe differences in efficacy and treatment outcomes, procedure times, power use and power settings, complication rates, and fluoroscopy time (exposure to radiation). A growing body of evidence from these clinical studies, in which over 2,700 atrial fibrillation patients have been treated, demonstrates:

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

Our Products

Sensei system

The Sensei system describes our Sensei X and Sensei X2 generations of systems and is principally comprised of two modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the Electro-Physiology Laboratory, or EP lab, and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the targeted area, the physician uses instinctive controls to place the working tip of the control catheters to the desired location.

Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.

We received CE Mark approval for our Sensei system in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received FDA, clearance to market and promote our Sensei system and Artisan Control Catheter in the United States for manipulation, positioning and control of certain mapping catheters during EP, procedures. To better define the scope of our initial mapping clearance, the FDA also required that we label these products for the United States with language stating that their safety and effectiveness for use with ablation catheters have not been established in the treatment of cardiac arrhythmias including atrial fibrillation. Our Sensei system and our Artisan catheter have been used in the United States for ablation procedures in an off-label manner.

To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense Fine Force TechnologyTM to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008. In the third quarter of 2009, we introduced Sensei X, our next generation Sensei system. We received FDA clearance for the latest-generation system, the Sensei X2, in August 2014 and a CE mark in October 2014. Our end customers for these systems range from large university medical centers to community hospitals and many systems were shipped to distributors outside the United States.

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

Our disposable Artisan catheter and guide are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei system. In addition, our Artisan catheter has a programmable chip that prevents use of an Artisan catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei system patient-side module. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received FDA clearance for the marketing of our Artisan catheter for manipulation, positioning and control of certain mapping catheters during EP procedures. In fall of 2009, we introduced our Artisan eXtend catheter, which provides improved flexibility and ease of use and included a new flush assembly. However, some of the catheters experienced a leak in the new flush assembly. Although no patient is known or suspected to have experienced any consequences associated with the leak in the new flush assembly, we voluntarily recalled all of the catheters that included the new flush assembly and reported the events to the FDA in accordance with applicable regulations. A newly-designed Artisan Extend Control Catheter was cleared by the FDA and introduced into the market in 2012.

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

In July 2011, we received a CE Mark for our Magellan Robotic System and in October 2011 received a CE Mark for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System. We received FDA clearance for the marketing of our Magellan Robotic System including the catheter and accessories in June 2012. We recognized revenue on our first Magellan Robotic System in the first quarter of 2012.

The Magellan Robotic System employs the use of two types of catheters, the Magellan 9Fr and the Magellan 6Fr Catheters. Each catheter allows for features such as distal tip shaping of the catheter, navigation that does not require vessel wall touches and strong catheter stability when locked in place in preparation for therapy delivery. The Magellan 9Fr catheter received FDA clearance in 2012 and a CE mark in 2011. The Magellan 6Fr Catheter received FDA clearance and a CE mark in 2014. In 2014, we also launched the Magellan Transport System or MTS which allows for the Magellan robotic arm to be easily deployed or removed from a patient table. The ability to remove the arm frees up potential table space for non-robotic procedures and allows for Magellan to be easily transported out of the room.

Our Strategy

Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei system and Magellan Robotic System will accomplish this objective by potentially improving outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for operating physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our products in the United States through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products.

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

•

Increase use of our systems. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use our systems. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional systems at each hospital. Through December 31, 2014, we estimate approximately 16,366 procedures have been performed using our systems.

•

Expand potential applications for our systems. We have commenced post-marketing studies to provide evidence for the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. Studies are currently under way in Europe comparing the safety, usability and success of the treatment of atrial fibrillation with our Sensei system to manual techniques. In addition, we have received FDA approval to investigate the use of our Artisan Control Catheter in the treatment of atrial fibrillation in an IDE clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately three-fourths of the targeted number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

Our Sensei system and Artisan catheter were cleared by the FDA for manipulation and control of certain mapping catheters in EP procedures. This robotic catheter system is compatible with fluoroscopy, ultrasound, 3D surface map and patient electrocardiogram data. In the United States, the Sensei system is not approved for use in guiding ablation procedures; this use remains investigational. The U.S. product labeling therefore provides that the safety and effectiveness of the Sensei system and Artisan catheter for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including atrial fibrillation, have not been established. Our future business prospects, however, will depend on the use of our Sensei system in the treatment of atrial fibrillation and other cardiovascular procedures. Depending upon regulatory requirements and our understanding of the needs of the physician community, we plan to seek future clearances or approvals for labeling that includes certain ablation procedures. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei system, and we are prohibited from labeling or promoting our Sensei system, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei system and its use to map the atrial anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei system or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability. See Item 1A — Risk Factors — “We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal, state and countries regulations in the United States or elsewhere” and “If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”

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

Interventional EP further advanced these surgical procedures in EP labs through visualization provided by real-time X-ray imaging, often enhanced by electro-anatomic mapping and intracardiac ultrasound. These advances enable physicians to insert and navigate catheters into the vasculature, then into the open chambers of the heart to deliver diagnostic and therapeutic technologies.

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

•

Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to GlobalData in 2014, over 3.3 million people in the United States currently suffer from atrial fibrillation. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the manual catheter, the efficacy of ablation to treat atrial fibrillation is reported to be only approximately 50% to 75% according to GlobalData studies in 2014, and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and evolving clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. As noted above, our Sensei system has not been cleared in the United States for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, has not been established.

The following table summarizes arrhythmias we believe could benefit from use of our Sensei system. All data regarding prevalence is based on forecasts by GlobalData published in 2014:

Form of Arrhythmia	Definition	2013 U.S. Prevalence	Location and Success Rate of Ablation Therapy
Atrial Fibrillation (AF)	Rapid, disorganized beating of the upper chambers or atria of the heart. The ventricle or lower chamber of the heart cannot respond to the increased pace, so blood pools in the atria leading to a three to five times increased risk of stroke. Heart failure will eventually occur if AF is left untreated. This arrhythmia may occur intermittently, or it may be permanent.	3.3 million	In this arrhythmia, the ablation therapy is performed primarily in the left atrium. Since this arrhythmia can arise from multiple electrical sites, the goal is to electrically isolate those sites from the rest of the left atrium, thereby forcing the heart’s normal conduction pathway to take over. Success rates are approximately 50% to 75%.

Atrial Flutter	Rapid, but organized and predictable pattern of beating of the atria. As with AF, the ventricles cannot respond to all of the atrial beats, so blood pools in the atria, increasing the risk of stroke.	48,700	Unlike AF, atrial flutter arises from a single electrical wave that circulates rapidly throughout the right side of the heart. Ablation is used to interrupt this circuit and is successful in approximately 80% of cases.

Ventricular Tachycardia (VT)	Ventricular tachycardia arises from the lower chambers of the heart. It is characterized by heart rates over 100 beats per minute, but heart rates often approach 200 beats per minute. At this rate, very little blood is pumped out of the heart to the brain and other organs. Extremely fast VT can be fatal.	uncertain due to overlap with ventricular fibrillation	Lesions are placed in either the left or right ventricle depending on where the arrhythmia arises. Treatment success rate is approximately 50% to 75% in patients with structural heart disease.

Wolff-Parkinson-White	An arrhythmia caused by an abnormal bridge of tissue that connects the atria and ventricles of the heart. This accessory pathway allows electrical signals to go back and forth between the atria and the ventricles without passing through the Atrioventricular, or AV, node. If the signal travels back and forth, very fast heart rates and life threatening arrhythmias can develop.	approximately 0.3% of the general population	Lesions for this arrhythmia are placed in the right side of the heart. Ablation is the accepted form of curative therapy for symptomatic patients with success rates from approximately 88% to 99%.

In 2014, it was projected by GlobalData that over 9.9 million people will have atrial fibrillation and 368,000 will have atrial flutter in the U.S., Europe and Japan by 2020.

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

We anticipate that our Magellan Robotic System will be used in a variety of endovascular interventions, which may include some of the vascular applications described below. To date, The Magellan Robotic System has been used in over 500 endovascular procedures. We will first focus on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid, and neurovascular areas with future development.

Potential endovascular interventions

Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal, and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the U.S. and in portions of Europe (the UK, France, Germany Italy and Spain) in 2015 was forecasted to be approximately 633,800 and 364,400, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the Vascular System may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more predictable procedure times. In addition, the Vascular System has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper guide wire and catheter selection, and may reduce delays or technical failures. We also believe that by providing user-friendly and individual control of a guide wire and the catheter tip and through the provision of increased catheter support, the Vascular System may allow the crossing of CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of complex vascular disease.

Renal Artery Interventions. According to Millennium Research Group, the number of renal artery stenting procedures forecasted in 2015 in the U.S. and in Europe was approximately 48,600 and 15,400, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with the vessel wall may positively impact outcomes of renal, mesenteric and celiac artery stenting.

Abdominal and Thoracic Aortic Aneurysm Repair. According to a Millennium Research Group study, in 2014, the number of abdominal and thoracic aneurysm endovascular repairs performed in the U.S. was forecasted to be approximately 46,000 and 11,000 respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and fast recovery times, which reduce costs of convalescence and perioperative complications and make EVAR a cost-effective solution to medical institutions.

Embolization Procedures: According to the Millennium Research group, the U.S. market for peripheral vascular embolization will experience a 6.3% procedure growth through 2016 (CAGR 2012-2022), with cancer treatment embolization procedures as the highest growth factor. The Magellan Robotic System is currently being utilized in a variety of embolization procedures in which the robotic catheter navigates to a desired target location and then occlusive agents are deployed in the blood vessel to block flow to a tumor or other target. Embolization may also involves the deployment of chemotherapy or radioactive seeds for cancer treatment. Further embolization procedures where the Magellan Robotic System is currently being utilized are in the treatment of uterine fibroids and benign prostatic hyperplasia (enlargement of the prostate). These are conditions that are present in female and male populations in vast numbers. Uterine fibroids are the most common solid pelvic tumor in women, causing symptoms in roughly 25% of all women of child-bearing age. By age 35, 25% of Caucasian women, 40% of Hispanic women, and 50% of African American women have clinically significant fibroids. Unfortunately, surgery is typically how large fibroids are ultimately treated. In the U.S., there are approximately 40,000 myomectomies performed as stand-alone treatments for fibroids and it is estimated that 33-50% of the approximately 600,000 annual hysterectomies in the U.S. are a result of uterine fibroids. A uterine fibroid embolization procedure (UFE) facilitated by the Magellan Robotic System, addresses the fibroid by cutting off blood supply to the key vessels by employing an embolic blocking agent. When the fibroid is denied its blood supply, it will ultimately shrink and be absorbed by the body. Robotic UFE can be an inpatient or outpatient procedure and studies suggest that fibroids are not likely to grow back after a UFE procedure. Currently there are only approximately 25,000 UFE procedures performed annually in the U.S., which may be related to a variety of factors including challenges such as access to patients and skills required to perform the procedure manually. Benign Prostatic Hyperplasia (BPH) is a condition that affects approximately 50% of the male population over 50 and up to 90% from 70-89 years old. BPH is highlighted by frequent urination, a weak urine stream and/or an urge to urinate. The current gold standard of treatment is either medication or a surgical procedure, TURP (Transurethral Resection of the Prostate). TURP is commonly performed by urologists but studies suggest it is only effective 70% of time and can result in a series of post-operative complications such as pain, bleeding, incontinence or impotence. Prostatic Artery Embolization (PAE) has been performed over the last 5-8 years and early studies show it to be a safe, effective and promising procedure that avoids many of the open surgical complications that result with TURP. We believe the introduction of the Magellan Robotic System for this procedure may prove to overcome vessel navigation challenges and other difficulties inherent with this procedure.

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

Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of carotid artery stenting procedures forecasted in 2015 in the US and in Europe was approximately 24, 200 and 19,400, respectively. The growth of CAS has been hindered by controversial clinical results. Carotid artery stenting is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long-term efficacy. We believe that by enabling fine control of the catheter tip and increased catheter stability, our Vascular System may provide a systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, resulting in more consistent procedure times, and reducing physician’s fatigue caused by the lack of control of the distal end of conventional catheters.

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

Research and Development

As of December 31, 2014, our research and development team consisted of 29 people and our regulatory, clinical and quality team consisted of 18 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.

Our research and development efforts are focused in the following major areas:

•	continuing to enhance the capabilities of our Magellan Robotic System and Magellan Robotic Catheters and related accessories;

•	continuing to enhance the capabilities of our existing Sensei system and our Artisan catheters through ongoing product and software development;

•	developing new capabilities for our robotic technology;

•	designing new proprietary disposable interventional devices for use with our Sensei system and our Magellan Robotic System; and

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

We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $18.0 million, $16.1 million and $16.1 million in 2014, 2013 and 2012, respectively. See Item 1A, “Risk Factors — We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance” and “— Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas or we may be unable to address successfully financial and technology risks associated with new applications, including applications for the vascular market.”

Sales and Marketing

We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the U.K. and Germany and have hired sales representatives in the U.K. and Germany. We currently have distribution agreements in several other countries outside of the United States, U.K. and Germany. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

As of December 31, 2014, we had a direct sales force, clinical support team and marketing team of 44 employees. We use the same sales and marketing force to drive sales of both our Sensei system and our Magellan Robotic System.

Our sales and marketing process consists of two important steps: selling systems directly to the customer; and leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and services.

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

Sales of medical capital equipment generally follow a staged sales process that includes the following:

•	generating initial customer interest;

•	gaining commitment from the customer, which often involves a formal written proposal;

•	helping the customer secure formal budget approval for the system purchase;

•	receiving a formal purchase order from the customer after its approval process is complete and after sales terms have been agreed upon; and

•	installing the system at the customer’s site and providing physician and staff training so it is used properly.

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

We expect that our relationships with physician thought leaders in the fields of EP and vascular disease will continue to be an important element of our selling efforts. These relationships are often built around research collaborations that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology and peripheral vascular disease. We plan to continue to provide support for and collaborate with highly regarded physicians in order to accelerate market awareness and adoption of our systems.

We have developed a comprehensive solution to assist our customers in marketing their new Sensei system and robotic EP program. The flexible robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic EP program as a tool to market the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements that are designed to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels. Leveraging off our experience with the Sensei system, we have developed a program to similarly market our Magellan Robotic System. See Item 1A — “Risk Factors — If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”

Customer Service and Support

As of December, 31, 2014, we had a customer service and support team of 10 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we now offer post-warranty maintenance plans for our customers to manage their on-going support needs. We plan to expand our technical training and support capabilities as our installed base continues to grow.

Manufacturing

As of December 31, 2014, we had a manufacturing team of 46 employees. We manufacture our systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our systems are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

We face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.

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

Artisan and Magellan catheters and guide catheter assembly

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

Regulatory framework

Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspection report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFR 20.64. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to enforcement action by FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plans for product repair, product replacement, or refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our submission seeking 510(k) clearance, investigational device exemptions (IDE) to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.

Our existing quality management system passed a European Notified Body audit in 2014, and it was determined that we are in compliance with the requirements of ISO 13485 standard. Through such compliance with the ISO 13485 standard, we benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to Council Directive 93/42/EEC concerning medical devices (Medical Devices Directive). If we fail to maintain compliance with the FDA requirements or maintain compliance with the ISO 13485 standard and the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive in the future, we may be subject to enforcement action by the FDA the U.S. Department of Justice and/or the competent authorities of the European Economic Area (EEA), the suspension or withdrawal of our CE Certificate of Conformity by our Notified Body or we may be required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.

Our facility and our clinical investigational sites operate under procedures that govern the conduct and management of FDA-regulated clinical studies. The FDA may conduct Bioresearch Monitoring or BiMo inspections of us and/or our clinical sites to assess compliance with applicable regulatory requirements, including those at 21 CFR Parts 50, 54, 56 and 812, our procedures, and the applicable clinical protocol. If the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to the above enforcement action as well as FDA refusal to accept all or part of our data in support of a 510(k) notification or PMA and/ or we may need to conduct additional studies.

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

Force Dimension Development and Supply Agreement

On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension manufactures and supplies to us specially-configured motion controllers in accordance with a predefined pricing matrix. We may terminate the agreement for any reason upon 30 days’ notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei system and our Magellan Robotic System.

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

Future legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our products (currently marketed and under development) and limit our ability to profitably sell our products. For example, the Budget Control Act of 2011, enacted on August 2, 2011, established a process to reduce federal budget deficits through an automatic “sequestration” process beginning in January 2013 if deficit reductions targets were not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes across-the-board cuts to a wide range of federal programs, including but not limited to Medicare payments to plans and providers (subject to a 2% cap), in the years 2013 to 2021. Sequestration was delayed by two months, however, under the American Taxpayer Relief Act, which was enacted on January 2, 2013. Medicare payments to medical providers and health plans were reduced by 2% beginning in April 2013. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. Such changes to the reimbursement rates for procedures in which our products are used, or alternative budget proposals that include reductions in health care spending, could adversely impact our business. In addition, the Medicare payment systems for hospitals (inpatient and outpatient) and physicians are updated annually and reimbursement rates can vary from year to year based on a number of legislative, regulatory, and/or other policy changes. For example, there is a statutory formula known as the sustainable growth rate or SGR formula for determining annual payment updates for physicians’ professional services. For several years, this statutory formula has resulted in significant decreases to physician reimbursement, but Congress has repeatedly enacted legislation to temporarily block the cuts. Most recently, Congress included a provision in the Pathway for SGR Reform Act of 2013, enacted on December 26, 2013, to prevent a scheduled 20.1% cut from going into effect; instead, Medicare physician payment rates generally increased by 0.5% through March 31, 2014. If Congress fails to intervene in the future to block schedule physician reimbursement reductions under the SGR formula, or if future legislation decreases Medicare payments to physicians, it could adversely impact our business.

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

Intellectual Property

Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei system and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2014, we licensed or owned 125 issued U.S. patents and 89 pending U.S. patent applications, 37 granted foreign patents and over 53 pending foreign applications. We also share the rights to a number of patents and patent applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc., or Intuitive, which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Incorporated, or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.

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

We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Artisan,” “Instinctive Motion,” “Fine Force Technology” and “IntelliSense.” This report also includes other trademarks, service marks and trade names of other companies.

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

On January 12, 2010, in association with the agreements signed as a result of our settlement with Luna, we entered into a cross license agreement with Intuitive, under which we and Intuitive granted each other royalty-free, non-exclusive licenses within the medical robotics field to certain fiber optic shape sensing/localization technology owned or in-licensed by each party as of the effective date of the agreement or within the five-year period after the effective date of the agreement. The non-exclusive licenses can only be sublicensed in connection with each party’s respective products, except for our right to sublicense for single degree of freedom medical devices.

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

License Agreement with Luna Innovations Incorporated

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

In January 2014, Luna sold to Intuitive substantially all of its assets related to its medical shape sensing business, including all of patents and patent applications used or useful for its fiber optical shape sensing and localization technology. Luna’s transfer of technology to Intuitive was made subject to their existing licenses and related obligations with us and Philips and we have not assigned or transferred any of our agreements with Luna to Intuitive.

Agreements with Philips

In the fourth quarter of 2009, we entered into an extended joint development agreement with Philips Electronics, N.V. or Philips. Under the terms of the agreement, we have, with support and collaboration from

Philips, developed a vascular robotics platform and associated catheters, or Vascular System. The Vascular System does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and extended and increased the royalties to be paid to Philips. We reached the final milestone under the agreement and received our final payment from Philips in October 2011. We will pay Philips royalties based on the number of Magellan Robotic Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.

In February 2011, we entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of our Fiber Optic Shape Sensing and Localization, or FOSSL, technology. Under the terms of the FOSSL agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, we have the right to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts we received from Philips in connection with the agreements related to the FOSSL technology. The FOSSL agreements also contains customary representations, warranties and indemnification provisions by each party.

Each party may terminate the FOSSL agreements for material breach by the other party. Philips also has the right to terminate the FOSSL agreements and its rights under the agreement if we are acquired by a competitor of the relevant business unit of Philips. In connection with the FOSSL agreements, we received upfront payments of $23.0 million and will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. We would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year.

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

We consider our primary competition for our robotic systems to be in the following areas:

•

Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, long-term efficacy of medications is poor in 60 percent to 80 percent of patients, per GlobalData, Electrophysiology – Global Analysis and Market Forecasts report in March 2014. Atrial fibrillation patients who do respond well to medication are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. To the extent that more effective drug therapies are developed and approved for use in treating EP conditions such as atrial fibrillation, we will face increased competition.

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

U.S. Food and Drug Administration Regulation

The FDA strictly regulates medical devices under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, and the regulations promulgated under the FFDCA. The FFDCA and the implementing regulations govern, among other things, the following activities relating to our medical devices: preclinical and clinical testing, design, manufacture, safety, efficacy, premarket clearance and approval, labeling, storage, record keeping, sales and distribution, product import and export, postmarket adverse event reporting, postmarket studies and surveillance, recalls, and advertising and promotion.

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I devices are subject to only general controls (e.g., establishment registration and listing products with FDA, recordkeeping, labeling, reporting adverse events, good manufacturing practice requirements,, and prohibitions against adulteration and misbranding) In some cases, a Class I device may not be marketed until a FDA clears a 510(k) notification via the 510(k) clearance process described below Class II devices are also subject to general control, but also may be subject to special controls such as performance standards and FDA guidelines that are not applied to Class I devices. Most class II devices may not be marketed until a FDA clears a 510(k) notification via the 510(k) clearance process described below. Finally most Class III devices may not be marketed until FDA approves a premarket approval application, or PMA, via the PMA approval process described below. Class III devices are those deemed by the FDA to pose the greatest risk, such as a life-sustaining, life-supporting or implantable device, or a device deemed not substantially equivalent to any previously cleared 510(k) device. Both 510(k) notifications and PMA require the payment of user fees paid at the time of submission for FDA review. The currently-cleared uses of our Sensei/Artisan and Magellan products are classified in Class II, but future applications, such as ablation in treatment of specific arrhythmias could be classified in Class III.

The 510(k) Clearance Process. In the 510(k) process, the FDA reviews a premarket notification and determines whether or not a proposed device is “substantially equivalent” to a previously cleared 510(k) device, a device that has been reclassified from Class III to Class I or Class II, or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, any of which is referred to as a “predicate device.” In making this determination, the FDA compares the proposed device to the predicate device. If the new device is substantially equivalent in intended use and safety and effectiveness to the predicate device, the new device may be cleared for marketing. FDA has committed to review most premarket notifications within 90 days, but the review clock may be stopped due to requests for additional information. A decision may take significantly longer and clearance is never guaranteed. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Recent changes to FDA’s expectations for data support for 510(k) clearance may require the submission of more clinical or pre-clinical data than has previously been required. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the agency can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, the manufacturer may be subject to significant administrative or judicial sanctions, as described below.

In May 2007, the FDA cleared our Sensei system and Artisan Control Catheter for promotion for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such uses could cause harm. The FDA therefore required that we label our products in the United States with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although FDA did not require contraindication of this use in the labeling, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports,) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance or approval for labeling that includes ablation procedures but we cannot assure you that the FDA will grant such clearance or approval for our Sensei system and related catheters for use in such procedures.

In 2012, the FDA cleared our Magellan Robotic System for use to facilitate navigation to anatomical targets in the peripheral vasculature. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval. The FDA also can require us to cease marketing for any claims beyond the scope of the clearance and we are subject to the administrative or judicial sanctions described below.

In February 2014, the FDA cleared our Magellan 6Fr Robotic Catheter for use to facilitate navigation to anatomical targets in the peripheral vasculature. In August 2014, the FDA cleared our Sensei X2 System and Magellan Transport System for sale in the U.S.

The PMA Approval Process. A PMA must be submitted if a device cannot be cleared through the 510(k) process. The PMA process is generally more costly and time consuming than the 510(k) process. A PMA must be supported by extensive data (including, but not limited to, technical, preclinical, and clinical data), manufacturing information and proposed labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. FDA may also convene an advisory panel of experts from outside the FDA to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The panel’s recommendation is given great weight, but is not dispositive of the agency’s decision. Prior to approving the PMA, the FDA will conduct an inspection of the manufacturing facilities and a number of the clinical sites where the supporting study was conducted. The facility inspection evaluates compliance with the Quality System Regulation, or QSR, which impose elaborate testing, control, documentation and other quality assurance procedures in the manufacturing process. FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review clock may be stopped due to requests for additional information. A decision may take significantly longer and approval is never assured. The FDA may approve the PMA with post approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

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

We have received approval of an IDE application to investigate the use of our Sensei system and Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in April 2013 to reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately three-fourths of the targeted number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous FDA regulatory requirements apply. These include:

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

•	labeling regulations and various statutory provisions, which prohibit false or misleading labeling as well as the promotion of products for uncleared, unapproved or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of cleared devices;

•	approval of product modifications that affect the safety or effectiveness of approved devices;

•

medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	reporting to FDA of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA and U.S. Department of Justice, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Accordingly, we may not market or promote our Magellan and Sensei systems for any off-label use. For example, FDA has taken the position that we are not permitted to promote our Sensei system in the United States for use with any other mapping catheter other than the two specified in our 510(k) clearance, use with any ablation catheters, or in any other procedure such as ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or, more likely, PMA approval with significant clinical data. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to administrative or judicial sanctions, as described below. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In particular, we and our suppliers are required to comply with FDA’s QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspect report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFR 20.64.

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

If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to enforcement action by FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plans for product repair, product replacement, or refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our submissions seeking 510(k) clearance, investigational device exemptions (IDE) to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.

Foreign Regulation

In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals, clearance, or grant of CE Certificates of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance, or CE Certificates of Conformity (or equivalent) in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

The primary regulatory environment in Europe is that of the European Economic Area, or EEA, which is comprised of the 28 Member States of the European Union, or EU, Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the EU Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized. To demonstrate compliance with the Essential Requirements laid down in Annex I of the Medical Devices Directive obtain the right to affix the CE mark to our medical devices, and thus be permitted to place our medical devices, and/or put them into service, on the EEA market, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates substantive compliance with the relevant Essential Requirements laid down in Annex I of the Medical Devices Directive or the relevant quality system requirements laid down in the Annexes to the Directive and constitutes the basis for manufacturers to issue their mandatory Declaration of Conformity. Companies compliant with ISO requirements such as “EN ISO 13485: 2012 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. In September 2006, we received CE Certificate of Conformity from our Notified Body permitting us issue a Declaration of Conformity, affix the CE mark and market our Sensei system in the EEA. In May 2007, we received a CE Certificate of Conformity for our Artisan Control Catheter which allows us to issue a Declaration of Conformity, affix the CE mark to market our system for ablation procedures and to market it in the EEA. In February 2013, our Notified Body issued a further CE Certificate of Conformity for our Artisan Extend Control Catheter. In July 2011, following the drawing up of our Declaration of Conformity we affixed the CE mark for sale of our Magellan Robotic System after having received a CE Certificate of Conformity from our Notified Body and, in October 2011, we received another CE Certificate of Conformity permitting us to draw up a Declaration of Conformity and affix the CE mark to our Magellan Robotic Catheter and related accessories. In 2014, we received a CE Mark for the marketing of our Magellan 6Fr Robotic Catheter. If we modify existing products or develop new products in the future, including new devices, we will need to notify our Notified Body and go through a conformity assessment procedure before having the right to affix the CE mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Certificates of Conformity that have been issued by our Notified Body. We cannot be certain that we will be able to obtain CE Certificates of Conformity for new or modified products or that we will continue to meet the quality, safety and efficacy requirements necessary to maintain the CE Certificates of Conformity that we have already received. If we are unable to maintain our existing CE Certificates of Conformity for our products, we will no longer be able to affix the CE mark to them and sell our products in EEA countries. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

Anti-Kickback Statutes and False Claims Acts

In the United States, there are federal and state anti-kickback laws that generally prohibit the offer, payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business or the prescribing or recommendation of certain products. For example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully offering, paying soliciting or receiving remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service, for which payment may be made, in whole or in part, under federal healthcare program such as the Medicare and Medicaid programs. The statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. The definition of “remuneration” has been broadly interpreted to include anything of value, including, among other things, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Because the federal Anti-Kickback Statute’s broad language prohibits many arrangements and practices that are permissible in businesses outside of the healthcare industry, Congress and the

OIG have established statutory exceptions and regulatory safe harbors to protect arrangements that satisfy all of the relevant elements from prosecution or regulatory sanctions.

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

Many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only federal healthcare programs like Medicare and Medicaid. We are unable to predict how individual states will enforce their kickback statutes and increased enforcement may result in substantial fines, reputational risk, or administrative penalties. We are unable to predict whether we could be subject to actions under the federal Anti-Kickback Statute or any comparable state laws, or the impact of such actions.

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act which imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The False Claims Act has been used to assert liability based on allegations including off-label promotion and violations of the Anti-Kickback Statute, including but not limited to improper grants to clinical sites or hospitals, improper use of advisory boards, inappropriate relationships with physicians, improper loans or the inappropriate provision of free equipment The False Claims Act also includes “whistleblower” or “qui tam” provisions that allow a private individual, often former employees, to bring actions for violations on behalf of the government. In recent years, the number of suits brought against manufacturers and others by private individuals has increased dramatically and resulted in settlements with the government and/or private individuals worth billions of dollars. In addition, various states have enacted laws modeled after the federal False Claims Act and some states’ laws may apply more broadly to claims for items or services reimbursed regardless of payer.

Federal civil False Claims Act violations may result in treble monetary damages, civil penalties of between $5,500 to $11,000 for each separate false or fraudulent claim and exclusion from participation in federal healthcare programs. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government. We are unable to predict whether we could be subject to actions under the federal civil False Claims Act or any comparable state laws, or the impact of such actions. However, the costs of defending claims under the False Claims Act or any comparable state laws, as well as sanctions imposed under the False Claims Act, could significantly affect our financial performance.

The OIG has the authority to exclude companies from federal healthcare program participation for numerous violations of civil and criminal statutes and must exclude for certain felony convictions. If the company is found liable under the federal Anti-Kickback Statute, the False Claims Act, or a number of other healthcare statutes, such as the federal criminal false statements statute, the OIG has discretion to exclude the company.

U.S. Attorneys’ offices, state attorney general offices, and other government agencies have focused their enforcement efforts a wide range of activates, including the discounting of medical devices, the provision of free equipment, the promotion of healthcare services and products and interactions with physicians, hospitals and other healthcare organizations. We are able to predict how third parties will interpret these laws and apply the OIG guidance and may challenge our practices and promotional activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

Interactions between medical device manufacturers and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EEA countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited in the EEA. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EEA countries. One example is the U.K. Bribery Act 2010. This Act applies to any company incorporated in or “carrying on business” in the U.K., irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians both in and outside the U.K. Violation of these laws could result in substantial fines and imprisonment.

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

Federal Physician Payment Sunshine Act and state marketing and disclosure laws

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain medical device manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, maintenance of a database containing such data, and public reporting of such data. Medical device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. We began tracking applicable payments and transfers of value on August 1, 2013 and began reporting payment data to the Centers for Medicare & Medicaid Services in March 2014 and will continue to do so annually thereafter. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

Foreign Corrupt Practices Act

The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, and result of operations or financial condition.

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

Employees

As of December 31, 2014, we had 169 employees, 29 of whom were engaged directly in research and development, 18 in regulatory, clinical affairs and quality activities, 44 in sales and marketing activities, 10 in customer service and support, 46 in manufacturing and 22 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and technologies. As of December 31, 2014, we had an accumulated deficit of $406.9 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of December 31, 2014, our cash, cash equivalents, short-term investments and restricted cash total was $31.9 million. We incurred an operating loss of $54.2 million and had negative cash flows from operations of $42.4 million for the fiscal year ended December 31, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. In order to meet our long-term anticipated cash requirements, we need to obtain additional financing or adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms.

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

Our ability to generate revenues depends upon the successful commercialization of our Magellan Robotic System and Sensei system. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and the following:

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

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in EP procedures or the development and commercialization of our Magellan Robotic System, we may never achieve sustained profitability and may be forced to cease operations.

Successful commercialization of our Magellan Robotic System is subject to manufacturing, marketing, sales and customer service risks which could significantly harm our ability to generate revenue.

We have limited experienced in manufacturing our Magellan Robotic System, Magellan Robotic Catheters and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these new products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007, the marketing and sales effort for our Magellan Robotic System involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic System is an expensive capital equipment purchase which slows the sales process. Since the Magellan Robotic System has only recently been commercially introduced, our Magellan Robotic System has limited product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. While we have prepared new training materials specifically for our Magellan Robotic System, these materials have not been used extensively and only a limited number of clinical cases have been performed with our Magellan Robotic System. As a result, with greater physician experience with our Magellan Robotic System, we may identify areas where further training is required. In addition, commercial introduction of new products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. If we encounter any of these new product introduction issues with our Magellan Robotic System, our financial condition, results of operations and business could be adversely impacted.

We may not be able to further develop our Magellan Robotic System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan Robotic System, including our Magellan Robotic Catheters and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage, which may damage our business.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei system, received FDA, clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012, respectively, for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during EP procedures. We also received a CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011, for our Artisan Extend Control Catheter in December 2012, and for our Magellan 6Fr Robotic Catheter in November 2014. We received FDA clearance for the commercialization of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014, and we have also received regulatory approvals for our Sensei system and/or our Magellan Robotic System in several countries outside of the U.S, including Canada. Our Canadian license for the Sensei system, which was issued in December 2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

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

We have a debt facility with White Oak Global Advisors, LLC that requires us to meet certain restrictive covenants that may limit our operating flexibility.

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

As of December 31, 2014, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle White Oak to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

If Philips is unable to develop or license new products or applications for the FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability to successfully commercialize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sell products containing FOSSL technology. Approximately two-thirds of the up to $78.0 million of potential future payments could arise from Philips’ sublicensing the FOSSL technology, but Philips has no obligations to do so. Under certain circumstances, we have the right to reacquire certain of the rights licensed to Philips for an amount which in the aggregate would be greater than the upfront payment amounts received by us from Philips in connection with the agreements related to the FOSSL technology, however, there can be no assurance that we would have the capital resources to exercise such rights or that we could find another commercial partner or develop commercially such technologies. In addition, Philips’ sales of products containing the FOSSL technology could be sufficient to result in our not having any rights to reacquire any of the rights licensed to Philips, yet too low to result in any royalty payments to us. If any of these events occurs, we would be unable to realize the full financial benefits of our agreements with Philips and may be delayed or unable to monetize the FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We may be unable to complete our clinical trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing our clinical trials, which could prevent or delay regulatory approval of our Sensei system for expanded uses and impair our financial position.

We have received approval of an IDE application to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013, to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately three-fourths of the target number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

Enrollment of additional patients in the trial could be delayed for a variety of reasons, including:

•	reaching agreement on acceptable terms with prospective clinical trial sites;

•	obtaining additional IRB approval to conduct the trial at prospective sites; and

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

We will consider our Sensei system to be effective for the treatment of atrial fibrillation if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of the NaviStar Thermocool catheter, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei system for use in atrial fibrillation. Although we plan to file a 510(k) application based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, the FDA may require us to file a premarket approval, or PMA, which is more time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

Our management team includes several members hired since January 2014, including our new Chief Executive Officer who joined us in May 2014. In addition, the position of Chief Financial Officer is currently held on an interim basis. If we are unable to recruit and retain qualified individuals, including retaining our new Chief Executive Officer and hiring a full-time Chief Financial Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Accordingly, retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

We are highly dependent on the principal members of our management and scientific staff. We do not carry “key person” insurance covering any members of our senior management. Each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

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

In the United States, we market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors. Our revenues will depend largely on the effectiveness of our sales force. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our system and catheters or physicians to use our system and catheters;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel;

•	our ability to successfully integrate new management, including our Chief Executive Officer;

•	the costs associated with an independent sales and marketing organization, hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

Our reliance on third-party manufacturers and on suppliers, and in certain cases, a single-source supplier, could harm our ability to meet demand for our products in a timely manner or within budget, and could cause harm to our business and financial condition.

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

If we fail to maintain necessary FDA clearances/approvals and the CE Certificates of Conformity for our medical device products or are seen to violate any FDA or EEA regulations or guidance, or if future clearances, approvals or the delivery of CE Certificates of Conformity are delayed, we will be unable to commercially distribute and market our products.

The process of seeking regulatory clearance, or approval (in the United States) or CE Certificates of Conformity (in the EEA) to market a medical device is expensive and time-consuming and clearance, approval and grant of CE Certificates of Conformity is never guaranteed and, even if granted or obtained, clearance, approval or CE Certificates of Conformity may be suspended, withdrawn or revoked. Staying in compliance with all of the complex FDA and EEA regulations and guidance is a time-consuming and difficult endeavor, and the government may disagree with our compliance efforts or interpretations of FDA regulations and guidance. If the FDA or the competent authorities of the EEA countries determine that our promotional materials or training constitutes promotion of a use which has not been cleared or approved or does not fall within the scope of the current CE mark, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties.

In May 2007, we received FDA clearance in the United States to commercialize our Sensei system and Artisan catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. Because the FDA has determined that there is a reasonable likelihood that our Sensei system and Artisan catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may hinder our ability to successfully market and sell our EP products in the United States to a broader group of potential customers.

We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. The FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval and such uses could be subject to the same restrictions as the use of the Sensei system in cardiac ablation procedures.

Our promotional materials and training methods regarding physicians must comply with FDA limitations and other applicable laws and regulations. Both our Magellan and Sensei systems are cleared by the FDA and CE marked in the EEA for defined uses. We believe that the specific procedures for which our products are marketed fall within the scope of the FDA clearances in the United States and CE marks in the EEA. The FDA and other competent authorities and agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance, approval or CE Certificates of Conformity has not been obtained. Moreover, scrutiny of such practices by the FDA, the U.S. Department of Justice, and other competent authorities and agencies has recently increased. In the United States, promotional activities for FDA regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies under the Federal False Claims Act and various other federal and state laws, as well as criminal sanctions. Administrative, civil and criminal sanctions can also be imposed in foreign countries.

We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received approval of an IDE application to investigate the use of our Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in April 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately three-fourths of the targeted number of additional subjects have been enrolled to date. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts. We cannot assure you that the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.

With regard to our Sensei system, our Magellan Robotic System, or other products, the FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

•	our inability to demonstrate safety or effectiveness to the FDA’s satisfaction;

•	the data from our preclinical studies and clinical trials may be insufficient to support approval;

•	the facilities of our third-party manufacturers or suppliers may not meet applicable requirements;

•	our failure to comply with preclinical, clinical or other regulations;

•	our inability to meet the FDA’s statistical requirements or changes in statistical tests or significance levels the FDA requires for approval of a medical device, including ours; and

•

changes in the FDA approval policies, expectations with regard to the type or amount of scientific data required or adoption of new regulations that may require additional data or additional clinical studies.

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. We received a CE Certificate of Conformity in the EEA for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, for our Artisan Extend catheters in February 2013, and for our Magellan 6Fr Robotic Catheter in November 2014. However, we may be required to go through new conformity assessment procedures with our Notified Body in the EEA in order to market our products for any additional uses. Regulatory approvals or CE Certificates of Conformity may be difficult and costly to obtain, or may not be granted or obtained at all.

If we are unable to maintain our regulatory clearances and CE Certificates of Conformity and obtain future clearances and CE Certificates of Conformity for our products and be seen to be in full compliance with the relevant FDA regulations and guidance, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited.

If the FDA or U.S. Department of Justice takes the position that we are not marketing or training physicians in a manner consistent with FDA regulations, the FDA and the competent authorities in the EEA countries could require us to stop promoting our products for certain procedures until we obtain FDA clearance or approval or a specific CE Certificate of Conformity for them and/or could require us to initiate corrective actions that could include issuing corrective advertising. In addition, the FDA and the competent authorities in the EEA countries could require us to generate and submit significant quality, safety and efficacy data to support use in those procedures for which the agency or the competent authorities of the EEA countries require clearance, approval or a specific CE Certificate of Conformity. If we are perceived not to be in compliance with all of the governmental restrictions, we could be subject to various enforcement measures, including investigations, administrative proceedings and country, federal and state court litigation, which would likely be costly to defend and harmful to our business. If the FDA, the U.S. Department of Justice, or another competent authority ultimately concludes we are not in compliance with such restrictions, we could be subject to significant liability, including civil and administrative remedies, exclusion, injunctions, significant monetary and punitive penalties and criminal sanctions, any or all of which would be harmful to our business and in certain instances may cause us to have to cease operations.

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

We expect to derive substantially all of our revenues from sales of our Sensei system, our Magellan Robotic System and the associated catheters and accessories. If hospitals do not purchase our systems, we may not generate sufficient revenues to continue our operations.

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the Magellan

Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue or become profitable. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

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

It is our policy to train U.S. physicians to only insert, navigate, map and remove catheters using our Sensei system. Physicians must obtain training elsewhere to learn how to ablate cardiac tissue to treat atrial fibrillation, which is an off-label procedure with our Sensei system. This training may be provided in the U.S. by third parties, such as hospitals and universities and through independent peer-to-peer training among doctors. We cannot assure you that a sufficient number of U.S. physicians will become aware of training programs or that physicians will dedicate the time, funds and energy necessary for adequate training in the use of our system for these off-label procedures. Additionally, we will have no control over the quality of these training programs. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could negatively affect our reputation and sales of our products. Furthermore, our inability to educate and train U.S. physicians to use our Sensei system for cardiac ablation procedures may lead to inadequate demand for our products and have a material adverse impact on our business, financial condition and results of operation.

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

We may be unable to develop or commercialize our technology for additional applications. The technology underlying our systems is designed to have the potential for applications beyond EP and vascular disease which require a control catheter to approach diseased tissue. We further believe that the technology underlying our system can provide multiple opportunities to improve the speed and capability of many diagnostic and therapeutic procedures. However, we may be unable, due to limited financial or managerial resources, to develop these applications and seek a separate 510(k) clearance or PMA approval from the FDA for these applications of our technology. Also, due to our limited financial and managerial resources, we may be required to focus on products in selected applications and to forego efforts with regard to other products and industries including expansion of our EP and vascular applications as well as the development of other applications. Failure to capitalize on other applications for our technology may limit the addressable market for our products and our ability to grow our revenues and expand our operations.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We believe that integrating our Sensei system with key imaging and visualization technologies using an open architecture approach is a key element in establishing our Sensei system as important for complex interventional procedures. Our Sensei system currently utilizes a variety of imaging means to visualize and assist in navigating our catheters. These imaging systems include fluoroscopy, intravascular ultrasound and electro-anatomic mapping systems, as well as pre-operatively acquired three-dimensional computed tomography and magnetic resonance imaging. We believe that in the future, as imaging companies develop increasingly sophisticated three-dimensional imaging systems, we will need to integrate advanced imaging into our Sensei system in order to compete effectively. There can be no assurance that we can timely and effectively integrate these systems or components into our Sensei system in order to remain competitive. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures and that have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the electrophysiology laboratory. We may not be able to acquire or develop three- dimensional imaging and visualization technology for use with our Sensei system. In addition, developing or acquiring key imaging and visualization technologies could be expensive and time-consuming and may not integrate well with our Sensei system. If we are unable to timely acquire, develop or integrate imaging and visualization technologies, or any other changing technologies, effectively, our revenue may decline and our business will suffer.

In April 2007, we entered into agreements with St. Jude Medical, Inc., or St. Jude, to integrate our Sensei system with St. Jude’s Ensite system and to co-market the integrated product. We are not obligated to undertake any other development projects except for the integration of the Sensei system with the EnSite system. We are solely responsible for gaining regulatory approvals for, and all costs associated with, our portion of the integrated products developed under the arrangement. At the end of the second quarter of 2008, the FDA cleared for marketing in the United States our CoHesion Module, which provides an interface between our Sensei system and the EnSite system; however, there can be no assurance that we will successfully maintain necessary regulatory clearances that we and St. Jude will maintain compatibility of our products under the collaboration or that the CoHesion Module will gain market acceptance. In August 2010, we entered into an agreement with St. Jude permitting us to integrate St. Jude’s EnSite Velocity Cardiac Mapping System with our CoHesion Module to provide physicians the ability to visualize, locate and robotically control catheters within the heart to diagnose heart rhythm disorders. This agreement was amended in February 2014 and expired at the end of December 2014. If the agreement is not extended at a future date, we may be unable to maintain our ability to offer integration with the EnSite Velocity System with new system sales, or to maintain compatibility with updated or upgraded versions of EnSite Velocity, which could adversely affect our revenues and results of operations.

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

We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the date of shipment of our product. The associated expenses are charged to cost of revenues as incurred. We have a limited history of commercial placements of our Sensei systems and a very limited history of commercial placements of our Magellan Robotic Systems from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.

Hospitals or physicians may be unable to obtain coverage or reimbursement from third-party payors for procedures using our Sensei system and Magellan Robotic System, which could affect the adoption or use of our systems and may cause our revenues to decline.

While we anticipate that third-party payors will continue to reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures involving our products, there is increased pressure for our customers to reduce costs for their services and operations; similarly, the federal healthcare programs are under increasing pressure to reduce its overall costs for items and services. While we expect that healthcare facilities and physicians in the United States will continue to bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures associated for use with our products are generally already reimbursable under government programs and most private plans, we are unable to predict how government healthcare programs or private insurers will cover or reimburse these procedures in the future. While providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients, we are unable to predict how future statutes or regulatory guidance will impact coverage, reimbursement or the use of any specific codes.

Thus, there can be no assurance that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our systems. Additionally, in the event that a physician uses our Sensei system or Magellan Robotic System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei system and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare severity diagnosis related group, or MS-DRG system.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, with initial disclosure requirements beginning in May 2014. In May 2014, we filed a Specialized Disclosure Report on Form SD with the SEC disclosing our on-going diligence efforts and our determination that our products were conflict undeterminable at that time. We expect to file our next specialized Disclosure Report on Form SD with SEC in May 2015.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment and recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various EU member countries. For example, the EU has enacted the WEEE directives. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. Another example is the RoHS2 directives. On July 1, 2011, the Official Journal of the EU published the revised Directive 2011/65/EU (RoHS 2) on the restriction on the use of certain hazardous substances (six materials specifically identified) in electrical and electronic equipment. This revised Directive (RoHS2) became effective July 21, 2011. The EU used a time-phased approach and identified 10 categories of products that needed to meet these new standards at various start dates.

Category 8 includes medical devices and applies to our products. Compliance with this revised directive for category 8 was required by July 22, 2014. All new products held for commerce in the EU must be in compliance with RoHS 2 as of that date. Any remaining inventory that is not in compliance with RoHS2 will be used in products sold in non-EU countries. RoHS2 compliant products may be sold in both EU and non-EU countries. However, only RoHS2 compliant products may be sold in EU countries. In order to minimize duplicate inventory, we plan to produce all future products in compliance with RoHS2 in order to sell them in both EU and non-EU countries. We recently undertook the lengthy process of changing the materials and processes used, where necessary, to bring our products into compliance with RoHS2. As of the date of filing of this Annual Report on Form10-K, all of our products sold in the EU are RoHS2 compliant. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

In the fiscal year ended December 31, 2014, approximately 48% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 7% of our total revenues for the fiscal year ended December 31, 2014 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues in the year ended December 31, 2014.

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

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will be able to obtain the patent protection we seek, or whether the protection we do obtain will be found valid and enforceable if challenged or that such patent protection will confer any significant commercial advantage. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

We rely on technology that we license from others, including technology that is integral to our Sensei system and our Magellan Robotic System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive Surgical, or Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive. Under the terms of the agreement, Intuitive’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the relevant court has entered final non-appealable. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of robotic and catheter-based procedures in the medical technology field. For example, we have received correspondence from a third party indicating it believes it holds a patent that our Sensei system may infringe. While we do not believe that the Sensei system infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States.

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

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Artisan catheters in May 2007, our Magellan Robotic System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, our Artisan Extend catheters in February 2013, and our Magellan Robotic 6Fr catheters in November 2014. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.

We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.

We must comply with continuing regulation by the FDA and other authorities, including the FDA’s QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labeling, or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the Sensei system when used with catheters and in procedures not specified in the current label, such as ablation catheters and ablation procedures, and we have already filed Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians may be using our device off-label with ablation catheters in ablation procedures, as well as in other EP procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s QSR, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the U.S. Department of Justice, the Notified Body, the competent authorities in the EEA could take enforcement action, including any of the following administration or judicial sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plans product for repair, product replacement, or refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•

refusing or delaying our requests for submissions seeking 510(k) clearance, investigational device exemptions (IDE) to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	suspension or withdrawal of our CE Certificates of Conformity;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.

We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspection report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFT 20.64.We are subject to the licensing requirements of the California Department of Health Services, or CDHS. We have been inspected and licensed by the CDHS and remain subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

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

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA when the manufacturer becomes aware of information from any source that alleges that a device marketed by the manufacturer has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. A manufacturer may determine that an event may not meet the FDA’s reporting criteria so that an MDR is not necessary. However, the FDA can review a manufacturer’s decision and may disagree. We have made decisions that certain types of events are not MDR reportable. In the EEA, similar reporting requirements are imposed on medical device manufacturers. When a medical device, its labeling or instructions for use are is suspected to be a contributory cause of an event that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person, its manufacturer or authorized representative must report the event to the competent authority of the EEA country where the incident occurred. There can be no assurance that the FDA or the competent authorities in the EEA country will agree with our decisions. If we fail to report MDRs to the FDA within the required timeframes, or at all, or if the FDA or the competent authorities of the EEA countries disagree with any of our determinations that events are not reportable, the FDA or the competent authorities of the EEA countries could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as products withdrawals and recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We have filed MDRs, and Manufacturer’s Incident Reports reporting adverse events during procedures utilizing our technology and have developed internal systems and processes that are designed to evaluate future events that may require adverse event reporting to the FDA or the competent authorities if the EEA countries. As the frequency of use of our technology in EP and vascular procedures increases, we are experiencing, and anticipate continuing to experience, it being necessary to file an increased number of MDRs and Manufacturer’s Incident Reports. An increased frequency of filing MDRs and Manufacturer’s Incident Reports or a failure to timely file MDRs may result in requests for further information from the FDA or the competent authorities of the EEA countries, which could delay other matters that we may have pending before the FDA, the competent authorities of the EEA or our Notified Body or result in additional regulatory action. An increased frequency of MDRs and Manufacturer’s Incident Reports could also reduce confidence in the safety of our products and delay or prevent the acceptance of our products by physicians and hospitals, which would harm our business and cause our stock price to decline.

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

Clinical trials and clinical investigations necessary to support any future 510(k), PMA application or CE marking of our products will be expensive and may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials and clinical investigations necessary to support a 510(k), PMA application or CE marking for expanded indications for use of our existing products, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials and clinical investigations are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies and clinical investigations may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials/investigations and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the clinical trial/investigation protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial/study investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial/investigation and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials/investigations if the protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials/investigations if they choose to participate in contemporaneous clinical trials/investigations of competitive products or they can obtain the treatment without participating in our trial/investigation through physicians who use the product off-label. We received approval of an IDE application for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in April 2013. The modified study, which plans to enroll as few as 125 subjects, was approved by the FDA in August 2013 and approximately three-fourths of the targeted number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support clearance or approval. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial/investigation may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial/investigation. In addition, despite considerable time and expense invested in our clinical trials, FDA, our Notified Body or the competent authorities of the EEA countries may not consider our data adequate to demonstrate quality, safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

•

federal civil False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent;

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

The FDA, the Office of Inspector General for the Department of Health and Human Services or OIG, the U.S. Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical and medical device products, payments intended to influence the referral of federal or state health care business, and submission of false or fraudulent claims for government payments. The Affordable Care Act also clarified that a person or entity need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing representatives of the Anti-Kickback Statute and their obligations thereunder. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.

The Affordable Care Act also imposes new tracking and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program were required to begin tracking such payments on August 1, 2013 and submit reports to Center for Medicare and Medicaid Services, or CMS by March 31, 2014, and by the 90th day of each subsequent calendar year. We began tracking applicable payments and transfers of value on August 1, 2013 and began reporting payment data to the CMS in March 2014 and will continue to do so annually thereafter.

If our past or present operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under federal healthcare programs like Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws or regulations is increased by the fact that many of these laws or regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

Our international operations expose us to liability under global anticorruption laws.

We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through February 27, 2015, our closing stock price has fluctuated from a low of $0.55 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

•

the announcement of our operating results, including the number of systems sold during a period and our revenue for the period, and the comparison of these results to the expectations of analysts and investors;

•	the receipt, denial or timing of regulatory clearances, approvals or actions of our products or competing products;

•	sales of common stock or other debt or equity securities by us or our stockholders in the future;

•	the success of any collaborations we may undertake with other companies;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	additions or departures of key scientific or management personnel;

•	the pace of enrollment or results of our currently planned clinical trial of at least 125 patients or any other clinical trials;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to manufacture our products to meet commercial and regulatory standards;

•	our ability to manage costs and improve margins;

•	actual or anticipated volatility in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	announcements of acquisitions or dispositions by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	our announcements of guidance regarding future operating or financial results which fails to meet investor or analyst expectations or which differs from our previously-announced guidance;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of the effectiveness of our products;

•	developments in our industry;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and

•	the impact of shareholder lawsuits and governmental investigations both on us and on our public perception.

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

Based on our review of publicly available filings as of February 27, 2015, all those known by the Company to be beneficial owners of more than five percent of our common stock, together with our executive officers and directors beneficially own or control approximately 36.7 percent of our outstanding common stock. Additionally, on March 11, 2015,we issued to investors 53,846 shares of preferred stock which are convertible into shares of common stock and warrants which are exercisable for 53,846,000 shares of common stock (see Note 15). Upon receipt of shareholder approval the preferred stock will convert into the number of shares of common stock obtained by dividing (i) $650 plus the amount of any accrued and unpaid dividends by (ii) the lesser of $0.65 or the per share trailing weighted average share price of the common stock on NASDAQ for the ten trading days ending on the day prior to the conversion. Assuming the conversion ratio of 1,300 shares of common stock for each share of preferred stock (which equates to a trailing weighted average share price of $0.50 per share), the exercise in full of the warrants issued in connection with the financing, as well as the exercise in full of all outstanding warrants held by these stockholders, the ownership and control by these stockholders may increase to up to 67.45% of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in August 2013 we sold 28,455,284 shares of our common stock and warrants to purchase an aggregate of 34,146,339 shares of our common stock in a private placement and in August 2014, we issued additional warrants to purchase an aggregate of 6,286,023 shares of our common stock in a subsequent private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. We extended the term of this lease until January 2020, with an option to extend the lease for another five years. We also lease approximately 3,300 square feet of office space in London, England, lease of which ends in June 2020. As of December 31, 2014, the Company has exercised the option to exit the London lease in 2015 and we incurred $0.1 million in exit costs recorded on the consolidated statement of operations. The Company’s London’s office is currently in the process of locating a smaller office space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal right and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”

As of February 27, 2015, there were approximately 168 holders of record of our common stock and 133,107,916 shares of common stock outstanding. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future. Our $33 million loan and security agreement with White Oak limits our ability to pay dividends.

The following table sets forth the high and low closing price of our common stock as reported on the NASDAQ Global Market for each period indicated:

	2014		2013
	High	Low	High	Low
First quarter	$2.60	$1.65	$2.70	$1.92
Second quarter	$2.75	$1.19	$2.09	$1.42
Third quarter	$1.32	$1.12	$1.92	$1.15
Fourth quarter	$1.18	$0.55	$2.13	$1.53

The closing price for our common stock as reported by the Nasdaq Global Market on February 27, 2015 was $0.78 per share.

Securities Authorized for Issuance Under Equity Compensation Plan

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

The Company did not sell or issue unregistered securities during the year ended December 31, 2013 other than as previously disclosed in a Form 8-K or Form 10-Q filed with the SEC

Uses of Proceeds from Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Performance Graph1

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2009.

Data for the Nasdaq Composite Index and the Nasdaq Medical Equipment Index assume reinvestment of dividends. We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Hansen Medical, Inc	$100.00	$49.17	$85.15	$68.65	$57.10	$18.48
Nasdaq Composite	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Nasdaq Medical Equipment	$100.00	$104.77	$103.91	$119.49	$165.74	$204.50

[1]	This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM	6. SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2014, 2013 and 2012 and the financial position data for the years ended December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(In thousands, except per share data)
Operations:
Revenues	$19,495	$16,982	$17,636	$22,129	$16,634
Loss from operations	(46,284)	(48,903)	(18,503)	(15,666)	(35,005)
Net loss	(54,246)	(55,722)	(22,145)	(16,712)	(37,895)
Basic and diluted net loss per share	(0.46)	(0.70)	(0.35)	(0.30)	(0.78)
Shares used to compute basic and diluted net loss per share	117,233	79,052	62,472	55,362	48,881
Financial Position:
Cash and cash equivalents	$24,528	$27,995	$32,749	$36,520	$25,769
Short-term investments	1,973	1,945	8,424	15,690	2,264
Working capital	33,894	38,988	43,238	54,349	21,535
Total assets	53,675	61,159	64,092	76,759	57,944
Debt	34,385	33,358	29,417	29,147	6,238
Accumulated deficit	(406,910)	(352,664)	(296,942)	(274,797)	(258,085)
Stockholders’ equity	7,769	16,876	24,739	33,481	30,772

(1)	Net loss and basic and diluted net loss per share for 2014 include the impact of $2.9 million of warrant exchange, $0.7 million write-off of discontinued Lynx catheter product line and $1.0 million executive transition and employee separation.
(2)	Loss from operations, net loss and basic and diluted net loss per share for 2013 include the impact of the loss on settlement of the derivative litigation of $4.5 million.
(3)	Loss from operations, net loss and basic and diluted net loss per share for 2012 include the impact of the gain on the licensing of intellectual property of $20.0 million.
(4)	Loss from operations, net loss and basic and diluted net loss per share for 2011 include the impact of the gain on sale of intellectual property of $23.0 million.
(5)	Loss from operations, net loss and basic and diluted net loss per share for 2010 include the impact of the gain on the settlement of the litigation with Luna Innovations Incorporated of $10.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our business results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements include, among others, statements regarding our strategies and expectations regarding, our future revenues, cost of revenues and other expenses and losses. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

From inception to December 31, 2014, we have incurred losses totaling approximately $406.9 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ended December 31, 2015 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, we use a combination of a direct sales force and distributors to market, sell and support our products.

Executive Summary

We generated total revenues of $19.5 million in fiscal year 2014, an increase of 15% compared to $17.0 million in 2013. A total of 12 robotic systems including nine Magellan robotic systems and three Sensei systems compared to seven Magellan systems and five Sensei systems sold in 2013. The volumes of catheters sold were up 11% in fiscal year 2014, compared to 2013. Physicians performed an estimate of 3,366 robotic procedures in fiscal year 2014, up 5% over 2013. As of December 31, 2014, we have an order backlog for robotic systems and catheters, which are expected to be shipped and recognized as revenue during the first half of 2015. Backlog is defined as outstanding customer purchase order that we believe will result in recognition of revenue in the future.

During 2014, we successfully completed two application procedures in the areas of Prostatic Artery Embolization (PAE) for patients with enlarged prostate glands and Uterine Fibroid Embolization (UFE) and a Transarterial Chemoembolization (TACE) for patients with colon cancer with liver metastasis. We also continue to focus on global commercialization efforts by signing exclusive agreements with distributors in Japan, Italy, Kingdom of Saudi Arabia and United Arab Emirates.

From January 2013 to December 2014, we issued warrants exercisable for up to 40,432,362 shares of our common stock in private placement transactions. During 2014, a total of 31,824,463 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million.

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

Revenue Recognition

Our revenues are primarily derived from the sale of the Sensei system and the Magellan Robotic System and the associated catheters as well as the sale of customer service contracts, which includes post-contract customer support, or PCS. We sell our products directly to customers as well as through distributors. Under our revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is reasonably assured.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and us, including approved terms and conditions and the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of PCS is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•

Customer Service Revenue. We recognize customer service revenue from the sale of its PCS contracts which includes planned and corrective maintenance services, software updates, bug fixes, and warranty. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•

Multiple-element Arrangements. It is common for the sale of Sensei and Magellan systems to include multiple elements which have standalone value and qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence, or VSOE, then on third-party evidence of selling price, or TPE, when VSOE does not exist, and then on management’s best estimate of the selling price, or ESP, when VSOE or TPE do not exist. Because we have neither VSOE nor TPE for our system, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which we would transact a sale, had the product been sold on a stand-alone basis. We determine ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.

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

Short-Term Investments

We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2014, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings.

Other-than-temporary impairment

We periodically evaluate our investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. The primarily differentiating factors we considered to determine whether a decline in value is other than temporary are our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

During the year ended December 31, 2013, we recorded pre-tax losses of $0.6 million related to a decline in the value of our investment in Luna Innovations Incorporated common stock that we concluded were other-than-temporary. No impairment losses were recorded during the years ended December 31, 2014, and 2012. As of December 31, 2014, and 2013, net unrealized gains on investments of $0.02 million and $0.3 million, net of tax, respectively, were included in accumulated other comprehensive income (loss).

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2014, we had $2.3 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

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

•

Risk-Free Interest Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. For Employee Stock Purchase Plan, or ESPP, grants, we use the 6-month Constant Maturity Treasury, or CMT, rate.

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

Loss Contingencies

We evaluate potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability as probable and reasonably estimable under authoritative accounting guidance, we would record a loss and a liability. As of December 31, 2014, we had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, we may record charges to our financial statements. This could materially impact our operating results and financial position.

Net Operating Loss Carryforwards

We make certain judgments and estimates in determining and valuing deferred tax assets. These judgments arise from differences in timing of recognizing certain expenses for tax purposes and in the calculation of credit and net operating loss carryforwards.

At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $285.7 million and $179.5 million, respectively. At December 31, 2013, we had federal and state net operating loss carryforwards of approximately $242.0 million and $205.3 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2015 through 2034 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $147.5 million and $130.4 million at December 31, 2014 and 2013, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2014; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2015, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. As the result of the sale of our common stock and the exercise of warrants for shares of our common stock between 2009 and 2014, such an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed at that time could be limited. We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the Code. We have evaluated and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our net operating losses, or NOLs, or certain other tax attributes.

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

Cost of Revenues

Cost of revenues consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, training and installation costs, royalties, provisions for inventory valuation, warranty expenses and the cost associated with our PCS.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, software development, product development, pre-clinical quality assurance and clinical and regulatory expenses, including costs to develop our Sensei system, Magellan Robotic System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.

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

Warrant Exchange

On July 30, 2014, we entered into a definitive agreement with certain warrantholders to cancel and exchange an aggregate of 20,442,346 of our outstanding warrants to purchase shares of our common stock. In exchange, we issued warrants to purchase an aggregate of 26,728,369 shares of common stock with a lower exercise price than the exchanged warrants. The exchange was completed in August 2014. As a result of the warrant exchange, we incurred a one-time $2.9 million expense during the year ended December 31, 2014 based upon the difference between the fair value of the exchanged warrants immediately prior to the exchange and the fair value of the newly issued warrants.

Loss on Settlement of Litigation

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was funded in cash by our insurer and other sources. We paid the $4.5 million by issuing $4.25 million worth of our common stock, and by paying $250,000 in cash. We recorded a loss on litigation settlement of $4.5 million in the first quarter of 2013.

Loss on Extinguishment of Debt

In the third quarter of 2013, we fully repaid and extinguished our previous loan obligation to Oxford Finance LLC and Silicon Valley Bank. In connection with the early repayment of debt, we incurred a loss on extinguishment of $1.9 million that primarily included a prepayment penalty of $0.9 million, an additional end of term payment of $0.5 million and a write-off of the unamortized discount from warrants and capitalized issuance costs of $0.5 million.

Stock-Based Compensation Expense

Cost of revenues, research and development and selling, general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenues	$230	$402	$319
Research and development	704	1,320	444
Selling, general and administrative	1,898	3,167	2,119

Total	$2,832	$4,889	$2,882

Total stock-based compensation decreased $2.1 million in 2014 compared to 2013. The decrease is primarily due to our incentives program for employees has changed to cash-based payment to employees in 2014 from a traditionally granting performance-based restricted stock units to employees in 2013.

Total stock-based compensation for 2012 includes a $740,000 reduction in expense resulting from an out of period adjustment related to compensation which should have been recorded in 2011 and prior periods for our employee stock purchase plan. This out of period correction was not material to 2012 or to prior periods.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013:

Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Product	$13,812	$11,790	$2,022	17%
Service	5,683	5,192	491	9%

Total revenues	$19,495	$16,982	$2,513	15%

Our product revenues were $13.8 million in 2014 compared to $11.8 million in 2013, an increase of $2.0 million or 17%, compared to 2013. Product revenue in 2014 included the sale of nine Magellan robotic systems and three Sensei systems compared to seven Magellan systems and five Sensei systems in 2013. The increase in product revenue was driven by mix of product sold, our Magellan Systems which typically have a higher selling price than our Sensei systems; an 11% increase in volume of catheters sold, as well as higher average sales price on the systems sold in the EMEA market. The growth in catheter sales was driven by an increase in the number of installed systems, which require the use of our catheters.

Service revenue increased 9% in 2014 compared to 2013 driven by an increase in the installed base of systems.

We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch and difficult general economic and capital market conditions, slower than expected macro-economic recovery and uncertainty created by the Affordable Care Act that has impacted capital purchases by healthcare providers. We expect these fluctuations to continue through 2015.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Product	$13,123	$11,150	$1,973	18%
Service	3,368	2,331	1,037	44%

Total cost of revenues	$16,491	$13,481	$3,010	22%
As a percentage of revenues	85%	79%

Gross profit	$3,004	$3,501	$(497)	(14)%
Gross margin (as a percentage of total revenues)	15%	21%
Product margin (as a percentage of product revenues)	5%	5%
Service margin (as a percentage of service revenues)	41%	55%

Gross profit for 2014 was $3.0 million, or 15% of revenues in 2014, compared to $3.5 million, or 21% of revenues in 2013. Gross margin decreased 6 percentage point to 15% in 2014 from 21% in 2013. Product gross margin in 2014 was negatively impacted by a $0.7 million write-off due to discontinued Lynx catheter product line in the fourth quarter. Service gross margin was impacted by an increase in service and repair calls volume in 2014.

We expect that cost of revenues and gross profit, both as a percentage of revenues and on a dollar basis, may continue to vary from quarter to quarter in 2015 due, among other things, to fluctuations in shipments and revenue levels, average selling prices, the mix of products sold, manufacturing levels and manufacturing yields.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Research and development	$18,034	$16,139	$1,895	12%

Research and development expenses in 2014 increased $1.9 million, or 12%, compared to 2013 primarily attributable to an increase of $1.0 million in expenses associated with clinical trial and $0.9 million in development of prototype materials for new product initiatives in 2014

Selling, General and Administrative

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Selling, general and administrative	$31,254	$31,765	$(511)	(2)%

Selling, general and administrative expenses in 2014 decreased $0.5 million, or 2%, compared to 2013. The decrease was due primarily to a $2.6 million decrease in legal costs associated with litigation, patent and financing-related matter partially offset by a $1.5 million increase in sales and marketing activities associated with the development of our global sales organization and a $0.6 million increase in costs associated with executive transitions.

Warrant exchange

	Year Ended December 31,		Change
	2014	2013	$	%
Warrant exchange	$2,914	$—	$2,914	100%

On July 30, 2014, we entered into a definitive agreement with certain warrantholders to cancel and exchange an aggregate of 20,442,346 of our outstanding warrants to purchase shares of our common stock. In exchange, we issued warrants to purchase an aggregate of 26,728,369 shares of our common stock with a lower exercise price than the exchanged warrants. The exchange was completed in August 2014. As a result of the warrant exchange, we incurred a one-time $2.9 million expense in 2014 based upon the difference between the fair value of the exchanged warrants immediately prior to the exchange and the fair value of the newly issued warrants.

Loss on Settlement of Litigation

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Loss on settlement of litigation	$—	$4,500	$(4,500)	(100)%

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was funded in cash by our insurer and other sources. We recorded a loss on litigation settlement of $4.5 million during the quarter ended March 31, 2013. On December 5, 2013, the Court granted final approval of the settlement. We paid the remaining $4.5 million by issuing $4.25 million worth of our common stock, the number of shares of which was determined based on the average closing price per share the common stock for the 10 trading days preceding final Court approval of the settlement of the class action of $1.8490 per share, and by paying $250,000 in cash.

Interest Income

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest income	$23	$25	$(2)	(8)%

Interest income from cash, cash equivalents and short-term investments decreased slightly in 2014 compared to 2013 primarily due to lower average invested balances.

Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$1,935	$(1,935)	(100)%

In the third quarter of 2013, we fully settled and extinguished our previous loan obligation to Oxford Finance LLC and Silicon Valley Bank. The $1.9 million loss on debt extinguishment included a $0.9 million prepayment penalty, an additional $0.5 million end-of-term payment and a $0.5 million of the unamortized discount from warrants and issuance costs.

Interest Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Interest expense	$4,789	$3,952	$837	21%

Interest expense increased in 2014 compared to 2013 primarily due to the reclassification of $0.5 million interest expense in 2013 to loss on extinguishment of debt due to settlement of the Oxford loan in 2013, and our new credit facility with White Oak entered into in July 2013, has approximately two basis point higher borrowing interest rate. We expect interest expense in 2015 remain consistent compared to 2014 levels.

Other Expense, net

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Other expense, net	$254	$842	$(588)	(70)%

Other expense, net decreased in 2014 compared to 2013. In 2013, other expense, net included a $0.6 million write down of our equity investment in Luna.

Income Tax Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Income tax expense	$28	$115	$(87)	(76)%

Income tax expense consisted of provision for income taxes related to foreign taxes, the decrease in 2014 compared to 2013 was primarily due to decrease in taxable income in foreign jurisdictions.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012:

Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$11,790	$12,303	$(513)	(4)%
Service	5,192	5,333	(141)	(3)%

Total revenues	$16,982	$17,636	$(654)	(4)%

Product revenue in 2013 included the recognition of revenue on a total of 12 robotic systems, including seven Magellan and five Sensei systems, as well as monthly rental income from the conversion of two Magellan evaluation systems and 2,857 catheters. 2012 product revenue included the recognition of revenue on 13 robotic systems, including four Magellan and nine Sensei systems, eight of which were shipped within the period, and five were shipped prior to 2012, and 2,807 catheters. The decrease in systems recognized in revenue in 2013 as compared to 2012 was largely the result of the recognition of $2.6 million of revenue in 2012 on five systems that were previously in deferred revenue, a decrease in average system selling prices driven primarily by price discounts on strategic sales of two systems in new international markets, partially offset by a higher mix of our Magellan Systems in 2013, which typically has a higher selling price than our Sensei systems. Service revenue decreased in 2013 compared to 2012 due primarily to the timing of service contracts recognized in revenue.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Product	$11,150	$11,990	$(840)	(7)%
Service	2,331	2,036	295	14%

Total cost of revenues	$13,481	$14,026	$(545)	(4)%
As a percentage of revenues	79%	80%

Gross profit	$3,501	$3,610	$(109)	(3)%
Gross margin (as a percentage of total revenues)	21%	21%
Product margin (as a percentage of product revenues)	5%	3%
Service margin (as a percentage of service revenues)	55%	62%

Gross profit for 2013 was $3.5 million, or 21% of revenues, compared to $3.6 million, or 21% of revenues in 2012. Gross margins in 2013 were negatively impacted by an 8% decrease in the number of robotic systems recognized as revenue in 2013, price discounts on strategic sales of two systems in two new international markets and lower service margins, offset by improvements in the manufacturing costs including lower materials, labor and scrap which primarily resulted from our efforts to implement lean manufacturing concepts and other cost reduction initiatives.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Research and development	$16,139	$16,126	$13	0%

Research and development expenses in 2013 were comparable to 2012 primarily due to a decrease of $0.7 million due to reduced development costs associated with our Magellan Robotic System and other product development initiatives offset by a $0.7 million increase in clinical trial costs and prototype material costs for the 6Fr Magellan Catheter.

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

The $20.0 million of upfront payments for the licensing of intellectual property was recognized immediately. The $10.0 million associated with the stock purchase agreement was recorded in common stock and additional paid-in capital on the balance sheet.

Loss on Settlement of Litigation

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Loss on settlement of litigation	$4,500	$—	$4,500	N/A

On May 9, 2013, we and the plaintiff parties entered into a stipulation of settlement in the matter Curry v. Hansen Medical, Inc. et al., Case No. 09-05094 and consolidated actions, pursuant to which the plaintiffs received an aggregate of $8.5 million, $4.0 million of which was funded in cash by our insurer and other sources. We recorded a loss on litigation settlement of $4.5 million during the quarter ended March 31, 2013. On December 5, 2013, the Court granted final approval of the settlement. We settled the remaining $4.5 million by issuing $4.25 million worth of our common stock, the number of shares was determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, which average was $1.8490 per share, and by paying $250,000 in cash.

Interest Income

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest income	$25	$78	$(53)	(68)%

Interest income from cash, cash equivalents and short-term investments decreased in 2013 compared to 2012 primarily due lower average effective interest rates on the mix of lower average invested balances.

Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Loss on extinguishment of debt	$1,935	$—	$1,935	N/A

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

Interest Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Interest expense	$3,952	$3,511	$441	13%

Interest expense increased in 2013 compared to 2012 primarily due to an increase in interest expense due to costs associated with higher outstanding balances on debt coupled with higher interest rates in connection with the new debt.

Other Expense, net

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Other expense, net	$842	$95	$747	N/A

Other expense, net increased in 2013 compared to 2012 primarily due to the $0.6 million write down of our equity investment in Luna Innovations recorded in the first quarter of 2013.

Income Tax Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Income tax expense	$115	$114	$1	N/A

Income tax expense in 2013 was comparable to 2012 and was primarily due to taxable income in foreign jurisdictions.

Liquidity and Capital Resources

	2014	2013	2012
	(Dollars in thousands)
Cash and cash equivalents	$24,528	$27,995	$32,749
Short-term investments	1,973	1,945	8,424
Restricted cash	5,376	5,394	—

Total cash, cash equivalents, short-term investments and restricted cash	$31,877	$35,334	$41,173

Cash used in operating activities	$(42,472)	$(42,755)	$(40,785)
Cash (used) provided by investing activities	(443)	760	25,796
Cash provided by financing activities	39,448	37,241	11,218

Net decrease in cash and cash equivalents	$(3,467)	$(4,754)	$(3,771)

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

Our cash, cash equivalents, short-term investment balances and restricted cash are held primarily in money market funds in addition to corporate equity securities. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view towards liquidity and capital preservation. Pursuant to our secured term loan agreement executed in 2013, we are required to maintain $5.0 million of restricted cash subject to lenders’ control and $13.0 million in minimum liquidity including the aggregate of cash, cash equivalents, short-term investments and restricted cash.

Net Cash Used in Operating Activities

Net cash used in operating activities in 2014 of $42.5 million primarily reflects the net loss of $54.2 million, which included substantial non-cash charges totaled $10.3 million in 2014, primarily in the form of warrant exchange expense, depreciation and amortization, stock-based compensation, payment-in-kind interest on a loan, and write-off of a discontinued catheter product line. In addition there was a $1.4 million decrease in other assets from the sale of long-term receivables and other net changes in operating assets and liabilities which provided cash to offset the net loss.

Net cash used in operating activities in 2013 of $42.8 million primarily reflects the net loss of $55.7 million, which included substantial non-cash charges totaled $15.9 million in 2013, primarily in the form of loss on settlement of litigation, loss on extinguishment of debt, net realized loss on investments, depreciation and amortization, payment-in-kind interest on loan, and stock-based compensation. Additionally, net cash used in operations in 2013 was negatively impacted by an increase of $3.1 million in inventory due to timing of purchases to support projected future sales, and an increase of $1.4 million in long-term accounts receivable arising from system sales, included in other assets, offset by an increase in accounts payable and accrued liabilities.

Net cash used in operating activities in 2012 of $40.8 million primarily reflects the net loss of $22.1 million, which included substantial non-cash charges totaled $7.4 million in 2012, primarily in the form of depreciation and amortization, stock-based compensation, payment-in-kind interest on loan, and provision for doubtful accounts; offset by a non-cash gain of $20.0 million gain on licensing of intellectual property. Additionally, net cash used in operations in 2012 was negatively impacted by an increase of $2.7 million in inventory and decreases of $0.9 million in accrued liabilities and $3.7 million deferred revenue, offset by $1.4 million increase in deferred cost of revenues, included under other current assets, due to timing of evaluation sales.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in 2014 primarily relates to capital expenditures.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2014 of $39.5 million primarily relates to $37.1 million in proceeds from the exercise of Series A Warrants and Series B/C Exchange Warrants to purchase an aggregate of 31,824,463 shares of our common stock as well as $3.1 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan offset by $0.6 million in withholding taxes paid on vested restricted stock units.

Net cash provided by financing activities in 2013 of $31.8 million primarily relates to gross proceeds of $39.3 million received upon completion of the private placement equity financing less $2.1 million of related costs, gross proceeds of $33.0 million related to the White Oak debt financing less debt issuance costs of $1.5 million and $0.7 million proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $32.1 million of principal payments and final repayment fees related to the extinguishment of the Oxford Loan and a provision for restricted cash of $5.0 million as required under the White Oak loan agreement.

Net cash provided by financing activities in 2012 of $11.2 million is primarily due to $10.0 million cash received from the sale of stock to Intuitive Surgical, and $1.2 million proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of December 31, 2014, we had an accumulated deficit of $406.9 million. We have financed our operations to date principally through the sale of capital stock, debt financing, interest earned on investments and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold approximately 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 40,432,362 shares of our common stock in private placement transactions and through December 31, 2014, a total of 31,824,463 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million.

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

In August 2013, the Oxford Loan was fully repaid and extinguished under the loan agreement’s prepayment option. We paid a final interest balloon of $1.2 million plus accrued interest and recognized a prepayment penalty of $0.9 million. In 2013, we recognized a loss on extinguishment of debt of $1.9 million which included a $0.9 million prepayment penalty, a $0.5 million additional end-of-term payment and a $0.5 million unamortized discount from warrants and issuance costs.

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the amended loan agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. We recognized expense of $0.4 million in 2014 and $0.1 million in 2013 for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, and the remaining $2.0 million in accounts receivable. In addition, a $5.0 million investment in a Certificate of Deposit along with investments in Luna Innovations, Inc. is required to be restricted subject to lenders’ control. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the amended loan agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2014, we were in compliance with all financial covenants.

Equity Transactions

On July 30, 2013, we entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of our common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to us of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, we entered into an investor rights agreement with the purchasers of the shares and warrants in which we agreed to file a registration statement covering resales of the shares and the purchasers agreed not to transact in any shares of our common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A warrants for 11.4 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to our achievement of a regulatory milestone as set forth in the Series A Warrants.

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

We have incurred cumulative net losses of approximately $406.9 million. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System, develop new products and operate as a publicly traded company. As of December 31, 2014, our cash, cash equivalents, short-term investments and restricted cash balances were $31.9 million. On March 11, 2015, we raised $35 million in gross proceeds from the sale of convertible preferred stock (see Note 15). We incurred a net loss of $54.2 million and negative cash flows from operations of $42.4 million for the year ended December 31, 2014. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak Global Advisors, LLC which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, and the remaining $2.0 million in accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc., is required to be restricted subject to lenders’ control.

We anticipate that our existing available capital resources as of December 31, 2014, proceeds from funding received on March 11, 2015 and the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. This assumes that the company will continue to at least maintain a level of consistent sales and adhere to cost control efforts implemented near the end of 2014. However, we will need to obtain sufficient additional funding to satisfy our longer term liquidity requirements and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing cash and liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all, nor can we guarantee that we will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. Management continues to consider various financing alternatives. Failure to meet projected revenue levels, raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate our financial condition based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of cost reductions if and as circumstances warrant.

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

We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all. This could leave us without adequate financial resources to fund our operations as we plan to conduct them in the future.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years
Operating leases—real estate	$10,923	$2,162	$4,346	$4,415
Debt, including interest	49,670	3,879	45,791	—

Total	$60,593	$6,041	$50,137	$4,415

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England. Future debt payments relate to principal and interest payments related to the $34.4 million we have borrowed under our loan agreement with White Oak as of December 31, 2014.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2014, we had $3.6 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements. We do not expect that any new pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

Off-balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2014, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $31.9 million. A hypothetical 100 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2014, sales denominated in foreign currencies were approximately 7% of total revenue. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease to revenues for 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hansen Medical, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheet of Hansen Medical, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hansen Medical, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hansen Medical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hansen Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Hansen Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Medical, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touch LLP

San Francisco, California

March 13, 2014

HANSEN MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,528	$27,995
Short-term investments	1,973	1,945
Accounts receivable, net of allowance of $0 and $554 at December 31, 2014 and 2013	5,121	5,114
Inventories	11,492	12,203
Prepaids and other current assets	1,678	1,914

Total current assets	44,792	49,171

Property and equipment, net	2,328	3,641
Restricted cash	5,376	5,394
Other assets	1,179	2,953

Total assets	$53,675	$61,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,534	$3,337
Accrued liabilities	4,942	3,934
Current portion of deferred revenue	3,422	2,912

Total current liabilities	10,898	10,183

Deferred rent, net of current portion	366	310
Deferred revenue, net of current portion	105	203
Long-term debt, net of current portion	34,385	33,358
Other long-term liabilities	152	229

Total liabilities	45,906	44,283

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 200,000 shares Issued and outstanding: 133,262 and 99,014 at December 31, 2014 and 2013	13	10
Additional paid-in capital	414,361	369,170
Accumulated other comprehensive income	305	360
Accumulated deficit	(406,910)	(352,664)

Total stockholders’ equity	7,769	16,876

Total liabilities and stockholders’ equity	$53,675	$61,159

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Product	$13,812	$11,790	$12,303
Service	5,683	5,192	5,333

Total revenues	19,495	16,982	17,636
Cost of revenues:
Product	13,123	11,150	11,990
Service	3,368	2,331	2,036

Total cost of revenues	16,491	13,481	14,026

Gross profit	3,004	3,501	3,610

Operating expenses:
Research and development	18,034	16,139	16,126
Selling, general and administrative	31,254	31,765	25,987
Loss on settlement of litigation (Note 9)	—	4,500	—

Total operating expenses	49,288	52,404	42,113
Gain on licensing of intellectual property (Note 5)	—	—	20,000

Loss from operations	(46,284)	(48,903)	(18,503)
Interest income	23	25	78
Loss on extinguishment of debt	—	(1,935)	—
Interest expense	(4,789)	(3,952)	(3,511)
Warrant exchange (Note 9)	(2,914)	—	—
Other expense, net	(254)	(842)	(95)

Loss before income taxes	(54,218)	(55,607)	(22,031)
Income tax expense	(28)	(115)	(114)

Net loss	$(54,246)	$(55,722)	$(22,145)

Basic and diluted net loss per share	$(0.46)	$(0.70)	$(0.35)

Shares used to compute basic and diluted net loss per share	117,233	79,052	62,472

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years ended December 31,
	2014	2013	2012
Net loss	$(54,246)	$(55,722)	$(22,145)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	19	276	(716)
Amounts reclassified to other income (expense)	—	627	—
Foreign currency translation adjustment	(74)	35	19

Change in other comprehensive income (loss)	(55)	938	(697)

Comprehensive loss	$(54,301)	$(54,784)	$(22,842)

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	59,981	$6	$308,153	$119	$(274,797)	$33,481

Issuance of common stock under equity incentive plan	1,449	—	548	—	—	548
Withholding taxes paid on vested restricted stock units	—	—	(14)	—	—	(14)
Issuance of common stock under employee stock purchase plans	357	—	684	—	—	684
Issuance of common stock pursuant to private placement	5,291	1	9,999	—	—	10,000
Non-employee stock-based compensation	—	—	9	—	—	9
Employee share-based compensation expense	—	—	2,873	—	—	2,873
Net loss	—	—	—	—	(22,145)	(22,145)
Change in unrealized loss on investments	—	—	—	(716)	—	(716)
Translation adjustment	—	—	—	19	—	19

Balances, December 31, 2012	67,078	$7	$322,252	$(578)	$(296,942)	$24,739

Issuance of common stock under equity incentive plan	788	—	114	—	—	114
Withholding taxes paid on vested restricted stock units	—	—	(18)	—	—	(18)
Issuance of common stock under employee stock purchase plan	394	—	560	—	—	560
Issuance of common stock and warrants pursuant to private placement	28,455	3	37,123	—	—	37,126
Issuance of common shares in connection with the litigation settlement	2,299	—	4,250	—	—	4,250
Employee share-based compensation expense	—	—	4,889	—	—	4,889
Net loss	—	—	—	—	(55,722)	(55,722)
Change in unrealized loss on investments	—	—	—	276	—	276
Amounts reclassified to other income (expense)	—	—	—	627	—	627
Translation adjustment	—	—	—	35	—	35

Balances, December 31, 2013	99,014	$10	$369,170	$360	$(352,664)	$16,876

Issuance of common stock under equity incentive plan	1,871	—	2,586	—	—	2,586
Withholding taxes paid on vested restricted stock units			(620)			(620)
Issuance of common stock under employee stock purchase plan	553	—	519	—	—	519
Issuance of common stock upon exercise of Series A warrants	11,382	1	13,999	—	—	14,000
Issuance of common stock upon Series B/C warrant exchange	20,442	2	25,875	—	—	25,877
Employee share-based compensation expense	—	—	2,832	—	—	2,832
Net loss	—	—	—	—	(54,246)	(54,246)
Change in unrealized loss on investments	—	—	—	19	—	19
Translation adjustment	—	—	—	(74)	—	(74)

Balances, December 31, 2014	133,262	$13	$414,361	$305	$(406,910)	$7,769

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(54,246)	$(55,722)	$(22,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,555	2,949	3,265
Stock-based compensation	2,832	4,889	2,882
Warrant exchange	2,914	—	—
Payment-in-kind interest on loan	1,026	597	406
Write-off of discontinued product line inventory	706	—	—
Loss on settlement of litigation	—	4,500	—
Gain on licensing of intellectual property	—	—	(20,000)
Amortization of deferred financing costs on debt	387	184	76
Amortization of common stock warrants	—	195	270
(Gain) loss on disposal of fixed assets	—	—	(15)
Net realized gains and losses on investments	—	677	40
Loss on extinguishment of debt	—	1,935	—
Provision (recovery) of doubtful accounts	(100)	—	554
Changes in operating assets and liabilities:
Accounts receivable	93	120	(296)
Inventories	(775)	(3,069)	(2,735)
Prepaids and other current assets	227	315	1,522
Other assets	1,387	(1,464)	(8)
Accounts payable	(803)	226	112
Accrued liabilities	1,034	568	(886)
Deferred revenue	412	345	(3,668)
Other liabilities	(47)	—	(159)

Net cash used in operating activities	(42,398)	(42,755)	(40,785)

Cash flows from investing activities
Purchase of property and equipment	(462)	(550)	(772)
Proceeds from sales and maturities of short-term investments	—	6,704	17,363
Purchase of investments	—	—	(10,860)
Proceeds from licensing of intellectual property	—	—	20,000
Changes in restricted cash	19	(5,394)	65

Net cash (used) provided by investing activities	(443)	760	25,796

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	39,268	10,000
Proceeds from exercise of Series A, B and C warrants	37,100	—	—
Costs related to issuance of common stock and warrants	(137)	(2,087)	—
Proceeds from loans	—	33,000	—
Costs related to issuance of loans	—	(1,538)	—
Repayments of loan principal	—	(30,000)	—
Final loan repayment fees	—	(2,058)	—
Proceeds from exercise of common stock options	2,586	114	548
Proceeds from employee stock purchase plan	519	560	684
Withholding taxes paid on vested restricted stock units	(620)	(18)	(14)

Net cash provided by financing activities	39,448	37,241	11,218
Effect of exchange rate changes on cash and cash equivalents	(74)	—	—

Net (decrease) in cash and cash equivalents	(3,467)	(4,754)	(3,771)
Cash and cash equivalents at beginning of year	27,995	32,749	36,520

Cash and cash equivalents at end of year	$24,528	$27,995	$32,749

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,763	$5,207	$2,599
Supplemental schedule of non-cash investing and financing activities
Equity issuance costs not yet paid	—	55	—
Equipment transfers from inventories to property and equipment	779	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.

Notes to Consolidated Financial Statements

1.	The Company

Nature of Operations

Hansen Medical, Inc. (the “Company”) develops, manufactures and markets a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware in September 2002 and is headquartered in Mountain View, California. The Company has wholly-owned subsidiaries located in the United Kingdom and Germany. Both subsidiaries are engaged in marketing the Company’s products in the Europe, Middle East and Africa (“EMEA”) region.

Need to Raise Additional Capital

These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $406.9 million. The Company expects such losses to continue through at least the year ending December 31, 2015 as it continues to commercialize its technologies and develop new applications and products.

The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its Magellan™ Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system and the Sensei system. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments and the remaining $2.0 million in accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc., is required to be restricted subject to lenders’ control. As of December 31, 2014, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $31.9 million. On March 11, 2015, the Company raised $35 million in gross proceeds from the sale of convertible preferred stock (see Note 15). The Company anticipates that its existing available capital resources as of December 31, 2014, proceeds from funding received in March 2015 and the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. This assumes that the company will continue to at least maintain a level of consistent sales and adhere to cost control efforts implemented near the end of 2014. The Company will need to obtain sufficient additional funding to satisfy its longer term liquidity requirements and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue, and will consider the implementation of cost reductions if and as circumstances warrant.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, warrant valuations, the determination of impairment of assets, stock-based compensation, loss contingencies and the valuation of our deferred tax assets, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei system and the Magellan Robotic System and the associated catheters as well as the sale of customer service contracts, which includes post-contract customer support (“PCS”). The Company sells its products directly to customers as well as through distributors. Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is reasonably assured.

•

Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions or the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

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

•

Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, or extended payment terms payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period of three to six months while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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

The Company had four customers who constituted 26%, 14%, 12%, and 12%, respectively of the Company’s net accounts receivable at December 31, 2014. The Company had three customers who constituted 26%, 22%, and 10%, respectively of the Company’s net accounts receivable at December 31, 2013. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2014, the Company has not experienced any significant losses on its accounts receivable.

Two customers accounted for 13% and 10%, respectively of total revenues for fiscal year 2014. One customer accounted for 10% of total revenues for fiscal year 2013. One single customer represented 10% and 14% of the total revenue for the years ended December 31, 2014 and 2012, respectively.

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

Loss Contingencies

The Company evaluates potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, the Company would record a loss and a liability. As of December 31, 2014, the Company had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, the Company may record charges to its financial statements. This could materially impact its operating results and financial position.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income. Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are reflected in investment and other income, net in the consolidated statements of income.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

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

Short-Term Investments

Available-for-sale investments. The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2014, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings.

Other-than-temporary impairment. The Company periodically evaluates its investments for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. The primarily differentiating factors the Company considered to determine whether a decline in value is other than temporary are our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

During the year ended December 31, 2013, the Company recorded pre-tax losses of $0.6 million related to a decline in the value of our investment in Luna Innovations Incorporated common stock that the Company concluded were other-than-temporary. No impairment loss were recorded during the years ended December 31, 2014, and 2012. As of December 31, 2014, and 2013, net unrealized gains on investments of $0.02 million and $0.3 million, net of tax, respectively, were included in accumulated other comprehensive income (loss). Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables primarily include amount due from hospitals and distributors. The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed each period based on management’s assessment of historical expected net collections and other collection indicators.

Inventories

Inventory, which includes material, labor and overhead costs, is stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, not in excess of market value. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. In the event actual demand for our inventory differs from our best estimates or we fail to receive necessary regulatory approvals, further reduction in our basis of inventory may become necessary.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Depreciation expense was $2.6 million, $2.9 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2014, the Company had $2.3 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs are recorded in general, sales and marketing expenses within the accompanying consolidated statements of operations was $0.7 million for fiscal year 2014 and were immaterial for fiscal years 2013 and 2012.

Stock-Based Compensation

The Company accounts for share-based compensation plan using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The Black-Scholes option valuation model is used to determine the fair value of stock-based awards with the following assumptions

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

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations periods in 2015.

Comprehensive Loss

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. On January 1, 2012 The Company adopted new accounting guidance and presents comprehensive income (loss) in a separate statement. Comprehensive loss includes all changes in stockholders’

equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2014, 2013, and 2012 was equal to net loss adjusted for unrealized gains and losses on investments, reclassifications of realized gains and losses on investments to other income (expense) and foreign currency translation adjustments.

Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and diluted potential shares outstanding during the period. Dilutive potential shares are excluded when the effect would be to reduce a net loss per share. The Company’s dilutive potential shares primarily consists of outstanding common stock options, warrants, estimated shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock, which have not been included in the computation of diluted net loss per share for all yearly periods as the result would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has been assessing the going concern issue since 2010 on an interim and annual basis and will continue to assess whether the financial conditions based on this new guidance have an impact on the Company’s consolidated financial statements or footnotes.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the ASU is required to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application to all relevant prior periods is permitted. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

3.	Fair Value of Assets and Liabilities

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term debt. Cash and cash equivalents, short-term investments and accounts receivable, net of allowance, are reported at their respective fair values on the Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Consolidated Balance Sheets. The remaining financial instruments are reported on the Consolidated Balance Sheets at amounts that approximate current fair values.

The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
December 31, 2014:
Cash	$3,586	$—	$—	$3,586	$3,586	$—	$—
Money market funds	26,318	—	—	26,318	20,942	—	5,376
Corporate equity securities	1,572	401	—	1,973	—	1,973	—

	$31,476	$401	$—	$31,877	$24,528	$1,973	$5,376

December 31, 2013:
Cash	$1,665	$—	$—	$1,665	$1,665	$—	$—
Money market funds	31,724	—	—	31,724	26,330	—	5,394
Corporate equity securities	1,572	373	—	1,945	—	1,945	—

	$34,961	$373	$—	$35,334	$27,995	$1,945	$5,394

Fair Value Measurements

The fair value hierarchy of the Company’s assets and liabilities that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
December 31, 2014:
Assets:
Money market funds	$26,318	$—	$—	$26,318
Corporate equity securities	1,973	—	—	1,973

	$28,291	$—	$—	$28,291

December 31, 2013:
Money market funds	$31,724	$—	$—	$31,724
Corporate equity securities	1,945	—	—	1,945

	$33,669	$—	$—	$33,669

Investment instruments valued using Level 1 inputs include the Company’s money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement for which there is now not a significant non-marketability issue.

The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In 2013, the Company determined that there was an other than temporary impairment of its investment in Luna Innovations’, or Luna, which the Company received as part of a litigation settlement entered into in January 2010 and had recorded as an available for sale corporate equity security. As such, the Company wrote down the value of that investment and recorded a loss of $0.6 million in other expense in the consolidated statement of operations. No other investments have been in an unrealized loss position for longer than twelve months.

Long-term Debt

The fair value of the Company’s long-term debt was estimated to be $34.2 million as of December 31, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Balance Sheet Components

Allowance for Doubtful Accounts (in thousands)

	December 31,
	2014	2013	2012
Balance at Beginning of the Year	$554	$554	$—
Additions Charges to Cost and Expenses	21	—	554
Write-offs	(475)	—	—

Balance Before Recoveries	$100	$554	$554
Less: Recoveries	(100)	—	—

Balance at the End of the Year	$—	$554	$554

Inventories, net (in thousands)

	December 31,
	2014	2013
Raw materials	$4,996	$4,167
Work in process	4,571	5,285
Finished goods	1,925	2,751

Inventories	$11,492	$12,203

Property and equipment, net (in thousands)

	December 31,
	2014	2013
Furniture and leasehold improvements	$11,455	$11,466
Laboratory equipment	11,374	10,209
Computer equipment and software	2,911	2,850

	25,740	24,525
Less: Accumulated depreciation and amortization	(23,412)	(20,884)

Property and equipment, net	$2,328	$3,641

Accrued liabilities (in thousands)

	December 31,
	2014	2013
Accrued salaries, commission, bonus and benefits	$2,835	$1,867
Accrued royalties	594	796
Accrued legal and other professional fees	169	183
Clinical related accruals	394	290
Tax accruals	274	261
Other accrued expenses	676	537

Total	$4,942	$3,934

5.	Agreements with Intuitive Surgical

In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20 million licensing fee, and a stock purchase agreement to sell 5,291,005 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. However, the Company has no obligations to conduct any research activities under the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular. The Company has concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment is de minimis and therefore the $20.0 million upfront payments for the licensing of intellectual property was recognized in the statement of operations in fiscal year 2012. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet in 2012.

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For fiscal years 2014, 2013 and 2012, the Company incurred cost in the amount of $0.3 million, $0.2 million and $0.2 million, respectively related to the royalty obligations to Intuitive Surgical.

6.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Philips to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology. Under the terms of the FOSSL agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology. The FOSSL agreements also contain customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips.

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company has royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. Under the terms of the agreement, the Company has no minimum obligation with Philips, the royalty obligation is based on per unit sales of the Magellan systems and vascular catheters. For fiscal years 2014, 2013 and 2012, the Company incurred cost in the amount of $1.2 million, $0.9 million and $0.6 million, respectively related to the royalty obligations to Philips.

7.	Commitments and Contingencies

Operating Leases

The Company rents its office and laboratory facilities in Mountain View, California under an operating lease which has been extended until January 2020, with an option to extend the lease for another five years. The Company also leases approximately 3,300 square feet of office space in London, England, lease of which ends in June 2020. As of December 31, 2014, the Company has exercised the option to exit the London lease in 2015 and incurred $0.1 million exit cost recorded on the consolidated statement of operations. The Company’s London’s office is currently in the process of locating a smaller office space. Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rent expense	$2,613	$2,310	$2,280

At December 31, 2014, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2015	$2,162
2016	2,141
2017	2,205
2018	2,271
2019	2,144
Thereafter	—

Total	$10,923

Warranties

The Company generally provides one year of post-contract customer service on the sale of its systems. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company provides a limited warranty on the sale of robotic systems and records a warranty reserve at the time of sale to cover the estimated warranty costs. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability have not been significant for the years ended December 31, 2014 and 2013, respectively.

Other Royalty Obligations

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018 The Company incurred cost in the amount of $0.1 million related to the royalty obligations to Mitsubishi in each of the fiscal years 2014, 2013 and 2012.

Indemnification

The Company has agreements with each member of its Board of Directors, its Chief Executive Officer, its former President and its Interim Chief Financial Officer indemnifying them against liabilities arising from actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

The Company has agreements with certain customers indemnifying them against liabilities arising from legal actions relating to the customer’s use of intellectual property owned by the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Legal Proceedings

Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 09-05094. The complaint asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleged, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 09-05212 and Prenter v. Hansen Medical, Inc., et al., Case No. 09-05367. All three complaints sought certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleged that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs alleged were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of Hansen’s current and former directors and Hansen’s former auditor. Hansen filed an opposition to lead plaintiffs’ motion on February 11, 2013.

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

Oxford Loan

In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Oxford Loan”). Under the loan agreement, the Company was obligated to pay interest only payments on the Oxford Loan through June 30, 2013, following which time the Oxford Loan required interest and principal payments through January 1, 2016. The Oxford Loan accrued interest at a stated rate of 9.45% and included an additional final interest payment of 3.95% of the original principal amount. The Oxford Loan provided for a prepayment option that allowed the Company to prepay all of the outstanding principal balance, subject to a pre-payment fee. In connection with the Oxford Loan, the Company issued warrants to purchase 660,793 shares of common stock. The warrants have an exercise price of $2.27 per share and expire in December 2018.

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

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the prior Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are amortized to interest expense over the life of the loan. Under the amended loan agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the amended loan agreement. For fiscal years 2014 and 2013, the Company recognized expense of $0.4 million and 0.1 million, respectively, for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the amended loan agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the amended loan agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, and the remaining $2.0 million in accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc. is required to be restricted subject to lenders’ control. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of losses and certain dispositions of our assets as described in the amended loan agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2014, the Company was in compliance with all financial covenants.

Future annual payments due on the debt outstanding as of December 31, 2014 are as follows (in thousands):

2015	$3,879
2016	4,009
2017	41,782

Total remaining payments	49,670
Less: Amount representing interest	(15,285)

34,385

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$34,385

9.	Stockholders’ Equity

2013 Private Placement Transaction

In March 2013, the Company executed an “at the market” agreement pursuant to which the Company may have offered to sell shares of common stock up to an aggregate offering price of up to $25.0 million. In July 2013, the Company exercised its right to terminate the agreement. No shares were offered or sold pursuant to the agreement.

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23; Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share; and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share. Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.

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

As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3, this guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, Black-Scholes options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded $2.9 million warrant exchange charge in the condensed consolidated statement of operations during the year ended December 31, 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the exchange and the fair value of the newly issued Series B/C Exchange Warrants and Series D Warrants.

Accumulated Other Comprehensive Income (Loss)

The component of accumulated other comprehensive income (loss), net of tax for years ended December 31, 2014 and 2013 are as follows (in thousands):

	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total
December 31, 2014:
Beginning balance	$373	$(13)	$360
Other comprehensive income before reclassification	19	(74)	(55)
Reclassification from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	19	(74)	(55)

Ending Balance	$392	$(87)	$305

December 31, 2013:
Beginning balance	$(530)	$(48)	$(578)
Other comprehensive income before reclassification	276	35	$311
Reclassification from accumulated other comprehensive income	627	—	627

Net current-period other comprehensive loss	903	35	938

Ending Balance	$373	$(13)	$360

The reclassification primarily relates to an other-than-temporary impairment loss of $0.6 million on the Company’s investment in Luna common stock as discussed in Note 3. This amount was reclassified to interest and other expense, net in the condensed consolidated statements of operations for the quarter ended March 31, 2013.

10.	Stock-based Compensation

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

Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapsed 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms were considered to be a forfeiture provision and did not result in variable accounting. As of December 31, 2014, there were no unvested shares outstanding.

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

The Company initially reserved a total of 2,000,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 3,500,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2014, 2,950,101 shares were available for grant under the 2006 Plan.

Option activity under both the 2002 Plan and the 2006 Plan for 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2014	7,779	$3.24	4.76	$169
Granted	6,199	$1.10
Exercised	(1,239)	$2.09
Cancelled	(3,548)	$3.94

Balance at December 31, 2014	9,191	$1.69	7.80	$—

Options vested and expected to vest at December 31, 2014	8,995	$1.66	7.82	$—
Options vested at December 31, 2014	2,669	$2.98	4.77	$—

The weighted-average grant-date fair value of options granted in 2014, 2013, and 2012 was $0.62, $1.25 and $1.31 per share, respectively. The total fair value of options that vested in 2014, 2013 and 2012 was $1.9 million, $2.6 million and $1.5 million, respectively.

The estimated grant date fair values of the employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	72%-74%	77%-89%	61%-90%
Risk-free interest rate	1.1%-1.5%	0.6%-1.5%	0.5%-1.0%
Expected term (in years)	4.00-4.34	4.38-4.57	4.29-4.75
Dividend yield	0%	0%	0%

As of December 31, 2014, total unamortized stock-based compensation related to unvested stock options was $3.9 million, with a weighted-average remaining recognition period of 2.84 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $0.6 million, $19,000, and $0.1 million, respectively.

The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2014 are as follows (share options in thousands):

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$0.40-$1.96	5,835	9.09	664	$1.59	5.16
$2.01-$4.88	3,189	5.78	1,838	$2.60	4.98
$7.75-$12.15	99	1.30	99	$8.70	1.30
$15.25-$18.95	68	0.21	68	$18.52	0.21

	9,191	7.79	2,669	$2.98	4.77

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2014	1,318	$1.99
Awarded	1,014	$1.89
Vested	(896)	$1.99
Cancelled	(595)	$2.10

Balance at December 31, 2014	841	$1.80

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2014, 2013, and 2012 was $2.5 million, $2.6 million and $2.4 million, respectively. As of December 31, 2014, total unamortized stock-based compensation related to unvested restricted stock units was $0.7 million, with a weighted-average remaining recognition period of 3.28 years.

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

The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	75%-111%	57%-99%	62%-110%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	0%	0%	0%

Total Stock-based Compensation

Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$230	$402	$319
Research and development	704	1,320	444
Selling, general and administrative	1,898	3,167	2,119

Total	$2,832	$4,889	$2,882

Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The final measurement occurs at the later of a performance commitment or when performance is complete. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option valuation model. Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2014 and 2013, 2012 was immaterial.

In fiscal 2014, the Company awarded 414,070 restricted stock units to certain executives, which are subject to certain financial performance targets for the year ending December 31, 2015 and their continued employment, before vesting can occur. Of these awards, 111,940 awards were cancelled as a result of employee terminations. No compensation cost related to these awards was recorded in 2014. The Company records compensation expense related to these performance-based awards based on the estimated probability of achieving the financial performance targets. Total stock-based compensation for the year ended December 31, 2012 includes a $0.7 million reduction in expense recorded in the first quarter of 2012 resulting from an out of period adjustment related to compensation recorded in 2011 and prior periods for the Company’s employee stock purchase plan. This out of period correction was not material to the year ended December 31, 2012 or to prior periods.

11.	Income Taxes

The Company’s pre-tax loss consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(54,457)	$(55,877)	$(22,343)
Foreign	239	270	312

Pre-tax loss	$(54,218)	$(55,607)	$(22,031)

The Company had significant losses in 2014 and as such the $28,000 tax expense for fiscal year 2014 relates to foreign taxes. The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2014	2013	2012
Federal tax benefit at statutory rate	(34)%	(34)%	(34)%
Permanent difference due to non-deductible expenses	2%	1%	1%
State tax benefit, net of federal impact	—%	—%	—%
Change in deferred tax asset valuation allowance	33%	33%	32%
General business credits	(1)%	—%	—%

Effective tax rate	—%	—%	(1)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$108,245	$93,744
Research and development credits	10,564	9,682
Capitalized research and development	19,926	19,107
Fixed assets	2,464	2,222
Stock-based compensation	3,214	2,478
Accruals, reserves and other	2,259	2,061
Intangibles	857	1,092

	147,529	130,386
Less: Valuation allowance	(147,529)	(130,386)

Net deferred tax asset	$—	$—

At December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $285.7 million and $179.5 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2015 through 2034 if not utilized. The net operating loss carryforwards include $1.9 million which relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. The Company also has federal and California research and development tax credit carryforwards of $8.9 million and $7.9 million, respectively, available to offset future taxes payable. The federal credits begin to expire in 2023, while the state credits have no expiration.

Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased by $17.1 million, $21.4 million and $5.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. As the result of the sale of 11,700,000 shares of common stock in April 2009, the sale of 16,100,000 shares of common stock in April 2010, the sale of 4,785,000 shares of common stock in November 2011, the sale of 5,291,005 shares of common stock in October 2012, the sale of 28,455,284 shares of common stock in August 2013, the issuance of 26,728,369 shares of common stock upon warrant exchange in August 2014, such an ownership change may have occurred. Accordingly, the Company’s utilization of net operating loss and credit carryforwards which existed at that time could be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its net operating losses (“NOLs”) or certain other tax attributes.

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2014, there is $1.5 million in cumulative foreign earnings upon which U.S. income taxes have not been provided.

The Company files income tax returns in the United States, various state jurisdictions and in the countries of United Kingdom and Germany. As of December 31, 2014, the Company’s federal tax returns for years ended 2011 through the current period and most state returns for the years ended 2010 through the current period are still open to examination. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. The Company is also subject to examination in the United Kingdom and Germany beginning in 2010 through the current period. There are no tax examinations currently in progress.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$3,864	$3,358	$1,697
Additions based on tax positions related to the current year	384	301	122
Additions based on tax positions related to prior years	—	205	1,539
Reduction based on tax positions of prior years	(28)	—	—

Balance at end of period	$4,220	$3,864	$3,358

As of December 31, 2014, the company had a total of $4.2 million unrecognized tax benefits, none of which would affect the effective tax rate upon realization. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, we have no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations period to December 31, 2015.

12.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(54,246)	$(55,722)	$(22,145)

Shares used to calculated basic and diluted net loss per share	117,233	79,052	62,472

Basic and diluted net loss per share	$(0.46)	$(0.70)	$(0.35)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2014	2013	2012
Stock options outstanding	9,191	7,779	7,176
Unvested restricted stock units	841	1,318	1,365
Estimated shares to be issued under the employee stock purchase plan	126	41	31
Warrants	9,269	34,807	661

13.	Segment Information

The Company operates its business in one operating segment: the development and marketing of medical devices. The Company’s chief operating decision maker is its Chief Executive Officer who reviews the financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenues:
United States	$10,041	$8,580	$8,197
International (1)	9,454	8,402	9,439

Total revenues	$19,495	$16,982	$17,636

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

(1)	For fiscal year 2014, only Japan within international accounted for 13% of total revenues. No single location within international accounted for greater than 10% of total revenues in fiscal years 2013 and 2012.

14.	Quarterly Data (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2014. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter (2)	Second Quarter	Third Quarter (1)	Fourth Quarter
2014:
Revenues	$3,699	$6,887	$3,877	$5,032
Gross profit	398	1,902	702	2
Net loss	(14,445)	(12,290)	(15,594)	(11,917)
Basic net loss per share	(0.14)	(0.11)	(0.13)	(0.09)
Diluted net loss per share	(0.14)	(0.11)	(0.13)	(0.09)
2013:
Revenues	$2,951	$3,343	$5,068	$5,620
Gross profit	469	576	1,340	1,116
Net loss	(17,187)	(13,446)	(13,201)	(11,888)
Basic net loss per share	(0.26)	(0.20)	(0.16)	(0.12)
Diluted net loss per share	(0.26)	(0.20)	(0.16)	(0.12)

(1)	Net income and basic and diluted net income per share for the third quarter of 2014 include the impact of the warrant exchange of $2.9 million.
(2)	Net income and basic and diluted net income per share for the first quarter of 2013 include the impact of the loss on settlement of litigation of $4.5 million.

15.	Subsequent event

On March 11, 2015, the Company raised $35 million in gross proceeds from the sale of 53,846 shares of convertible preferred stock at a per share price of $650. Each share of preferred stock will be convertible into the number of shares of Common Stock at a conversion price equal to the lesser of $0.65 per share or the per share trailing weighted average share price of the Common Stock on NASDAQ for the ten trading days ending on the day prior to conversion. Investors would also receive warrants to purchase 53,846,000 shares of Common Stock with an exercise period of two years. The exercise price for the warrants will be the lesser of $0.975 per share or a 50% premium on the per share trailing weighted average share price of the Common Stock on NASDAQ for the ten trading days ending on dates specified in the form of warrants filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 6, 2014, the Audit Committee of the Board of Directors of the Company chose to (i) dismiss Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, and (ii) formally engage BDO USA, LLP to be the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2014. We initially reported this change in a Current Report on Form 8-K dated October 6, 2014 and filed with the Securities and Exchange Commission on October 9, 2014.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at reasonable assurance levels as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. BDO USA, LLP’s report on our internal control over financial reporting is included below.

Changes in Internal Control Over Financial Reporting

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2014, management based its assessment on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework, which supersedes the 1992 framework after December 15, 2014. We have reviewed the COSO 2013 framework and integrated the changes into the Company’s internal controls over financial reporting during the fourth quarter of 2014. The change is not significant to our overall control structure over financial reporting. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2014 is based on the COSO 2013 framework.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hansen Medical, Inc.:

We have audited Hansen Medical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hansen Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hansen Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hansen Medical, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections of our 2015 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance — 2014 Director Compensation Table.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections of our 2015 Proxy Statement entitled “Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our 2015 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our 2015 Proxy Statement entitled “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2014 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 134 through 137 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ CARY G. VANCE
Dated: March 16, 2015		President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary G. Vance and Christopher P. Lowe, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARY G. VANCE Cary G. Vance	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/S/ CHRISTOPHER P. LOWE Christopher P. Lowe	Interim Chief Financial Officer and Director (Principal Accounting and Financial Officer)	March 16, 2015

/S/ MICHAEL L. EAGLE Michael L. Eagle	Chairman of the Board	March 16, 2015

/S/ MARJORIE L. BOWEN Marjorie L. Bowen	Director	March 16, 2015

/S/ KEVIN HYKES Kevin Hykes	Director	March 16, 2015

/S/ STEPHEN L. NEWMAN, M.D. Stephen L. Newman, M.D.	Director	March 16, 2015

/S/ WILLIAM R. ROHN William R. Rohn	Director	March 16, 2015

/S/ JACK W. SCHULER Jack W. Schuler	Director	March 16, 2015

/S/ NADIM YARED Nadim Yared	Director	March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

4.6(8)	Form of Series A, B and C Warrant, dated as of August 8, 2013.

4.7(9)	Exchange Agreement, by and among the Registrant and each warrant holder identified therein, dated July 30, 2014.

4.8(9)	Form of Series B/C Exchange Warrant, dated August 11, 2014.

4.9(9)	Form of Series D Warrant, dated August 11, 2014.

4.10(9)	Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated August 11, 2014.

10.1(10)+	Form of Indemnity Agreement for Executive Officers.

10.2(11)+	Form of Amended and Restated Indemnity Agreement for certain Directors.

10.3(10)+	2002 Stock Plan.

10.4(7)+	2006 Equity Incentive Plan, as amended December 11, 2012.

10.5.1(10)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.

10.5.2(7)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.

10.6(12)+	2006 Employee Stock Purchase Plan.

10.7(10)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.

10.8(10)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.

10.9(10)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.

10.10(10)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

Exhibit Number	Description of Document

10.11(13)	Office Lease, by and between the Registrant and MTV Research, LLC, dated July 18, 2007.

10.12(14)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.

10.13(15)	First Amendment to Office Lease, dated June 27, 2008, by and between the Registrant and BP MV Research Park LLC.

10.14(16)*	License Agreement, by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.

10.15(16)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.

10.16(17)+	Form of Retention Agreement for executive officers.

10.17(18)*	Patent and Technology License and Purchase Agreement, by and among the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.

10.18(18)*	Sublicense Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.19(18)*	Assignment and License Agreement, by and among the Registrant and ECL7, LLC, dated February 3, 2011.

10.20(18)*	Security Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.21(18)	Patent License Security Agreement, by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.

10.22(18)*	Amendment No. 1 to Patent and Technology License and Purchase Agreement, by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.23(15)+	Offer Letter, by and between the Registrant and Susan Leonard, dated December 13, 2011.

10.24(19)+	Offer Letter, by and between the Registrant and Joseph Guido, dated as of March 19, 2012.

10.25(20)+	Amendment of Stock Option Agreement for option grants to non-employee directors.

10.26(7)	First Amendment to Cross License Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.

10.27(7)+	Offer Letter, by and between Registrant and William Sutton, dated as of November 12, 2012.

10.28(7)	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.

10.29(7)+	Form of Amendment to Amended and Restated Indemnity Agreement for certain Directors.

10.30(7)+	Form of Indemnity Agreement for Directors Approved November 9, 2012.

10.31(7)+	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.

10.32(15)+	Offer Letter, by and between the Registrant and Robert Cathcart, dated January 10, 2013.

10.33(21)+	Form of Retention Agreement for executive officers.

10.34(4)	Amended and Restated Loan and Security Agreement, dated August 23, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

Exhibit Number	Description of Document

10.35(15)	Second Amendment to Office Lease, dated December 13, 2013, by and between the Registrant and BXP Research Park LP.

10.36(22)+	Offer Letter, by and between the Registrant and Cary G. Vance, dated April 25, 2014.

10.37(22)+	Retention Letter Agreement, by and between the Registrant and Robert O. Cathcart, dated May 12, 2014.

10.38(22)+	Retention Letter Agreement, by and between the Registrant and William Sutton, dated May 12, 2014.

10.39(22)+	Revised Offer Letter, by and between the Registrant and Christopher P. Lowe, dated June 11, 2014.

10.40(23)+	Waiver by Cary G. Vance, dated August 12, 2014.

10.41(23)+	Offer Letter, by and between the Registrant and Brian Sheahan, dated September 12, 2014.

10.42+	Letter Agreement, by and between the Registrant and Christopher P. Lowe, dated October 28, 2014.

10.43(24)+	Separation Agreement, dated March 3, 2014, by and between the Registrant and Bruce J Barclay.

10.44(22)+	Separation Agreement, by and between the Registrant and Peter J. Mariani, dated June 18, 2014.

10.45+	Non-Plan Option Grant Notice and Non-Plan Option Agreement by and between the Registrant and Cary G. Vance, dated May 23, 2014.

23.1	Consent of “BDO USA LLP”, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. Reference is made to the signature page to this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 13, 2014 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2013 and incorporated herein by reference.
(22)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2014 and incorporated herein by reference.
(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.
(24)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2014 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.