Form 10-Q
period 2015-03-31
HANSEN MEDICAL INC
filed 2015-05-11
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2015 was 133,149,092.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,400	$24,528
Short-term investments	1,876	1,973
Accounts receivable	3,745	5,121
Inventories	10,192	11,492
Prepaids and other current assets	1,513	1,678

Total current assets	68,726	44,792
Property and equipment, net	2,823	2,328
Restricted cash	5,362	5,376
Other assets	732	1,179

Total assets	$77,643	$53,675

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,828	$2,534
Accrued liabilities	4,508	4,942
Current portion of deferred revenue	3,011	3,422
Warrant liability	16,452	—

Total current liabilities	26,799	10,898
Deferred rent, net of current portion	354	366
Deferred revenue, net of current portion	89	105
Long-term debt	34,227	34,385
Other long-term liabilities	152	152

Total liabilities	61,621	45,906

Commitments and contingencies (Note 7)
Series A convertible preferred stock, par value $0.0001, authorized 10,000 shares at March 31, 2015 and December 31, 2014, respectively; 54 and zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19,742	—
Stockholders’ equity (deficit):
Common stock, par value $0.0001:
Authorized: 200,000 shares; issued and outstanding: 133,304 and 133,262 shares at March 31, 2015 and December 31, 2014, respectively	13	13
Additional paid-in capital	414,971	414,361
Accumulated other comprehensive income	139	305
Accumulated deficit	(418,843)	(406,910)

Total stockholders’ equity (deficit)	(3,720)	7,769

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$77,643	$53,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Product	$4,474	$2,352
Service	1,320	1,347

Total revenues	5,794	3,699
Cost of revenues:
Product	3,896	2,744
Service	742	557

Total cost of revenues	4,638	3,301

Gross profit	1,156	398

Operating expenses:
Research and development	3,435	4,415
Selling, general and administrative	6,702	9,161

Total operating expenses	10,137	13,576

Loss from operations	(8,981)	(13,178)
Warrant expense	(1,676)	—
Interest and other expense, net	(1,267)	(1,249)

Loss before income taxes	(11,924)	(14,427)
Income tax expense	(9)	(18)

Net loss	$(11,933)	$(14,445)

Basic and diluted net loss per share	$(0.09)	$(0.14)

Shares used to compute basic and diluted net loss per share:	133,283	103,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Net loss	$(11,933)	$(14,445)
Other comprehensive income (loss), net:
Change in unrealized gains and losses on investments	(102)	83
Foreign currency translation adjustment	(64)	2

Change in other comprehensive income (loss)	(166)	85

Comprehensive loss	$(12,099)	$(14,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,933)	$(14,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	665
Stock-based compensation	610	757
Payment-in-kind interest on loan	258	257
Amortization of deferred finance costs and discount on debt	97	97
Warrant expense	1,676	—
Recovery of doubtful accounts	—	(100)
Changes in operating assets and liabilities:
Accounts receivable	1,375	819
Inventories	608	(604)
Prepaids and other current assets	161	287
Other assets	(65)	1,274
Accounts payable	(81)	(164)
Accrued liabilities	(464)	340
Deferred revenue	(427)	65
Other long-term liabilities	17	—

Net cash used in operating activities	(7,924)	(10,752)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(126)
Change in restricted cash	14	—

Net cash used in investing activities	(33)	(126)

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	35,000	—
Proceeds from exercise of Series A warrants	—	14,000
Costs related to issuance of Series A convertible preferred stock	(107)	—
Proceeds from exercise of common stock options	—	479
Withholding taxes paid on vested restricted stock units	—	(620)

Net cash provided by financing activities	34,893	13,859

Effect of exchange rate changes on cash and cash equivalents	(64)	—

Net increase in cash and cash equivalents	26,872	2,981
Cash and cash equivalents at beginning of period	24,528	27,995

Cash and cash equivalents at end of period	$51,400	$30,976

Supplemental disclosure of:
Cash paid for interest	$945	$917
Non-cash financing activity:
Equipment transfer from inventories to property and equipment	$692	$—
Convertible preferred stock issuance costs not yet paid	$375	$—

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

Need to Raise Additional Capital

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $418.8 million. The Company expects such losses to continue through at least the year ending December 31, 2015 as it continues to commercialize its technologies and develop new applications and products.

The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its Magellan™ Robotic System and its projected revenue is heavily dependent on a successful commercialization of this system and the Sensei system. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC (“White Oak”) which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments and the remaining $2.0 million in accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc., is required to be restricted subject to lenders’ control.

On March 11, 2015, the Company raised $35.0 million in gross proceeds from the sale of convertible preferred stock and a related issuance of warrants to purchase common stock (see Note 9). As of March 31, 2015, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $58.6 million. The Company anticipates that its existing available capital resources as of March 31, 2015 and the estimated amounts received through the sale of its products and services will be sufficient to meet its anticipated cash requirements for the next twelve months. This assumes that the company will continue to at least maintain a level of consistent sales and adhere to cost control efforts implemented in 2014. The Company will need to obtain sufficient additional funding to satisfy its longer term liquidity requirements and may attempt to do so at any time by selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current longer term needs or if future sales do not meet the Company’s current forecast, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to meet projected revenue levels, raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions and the achievement of estimated revenue, and will consider the implementation of cost reductions if and as circumstances warrant.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements. In the opinion of the Company’s management, these unaudited statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, the determination of impairment of assets, stock-based compensation, loss contingencies, the valuation of warrants, and deferred tax assets, among others. Actual results may differ from those estimates.

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

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions or the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•	Customer Service Revenue. The Company recognizes customer service revenue from the sale of its PCS contracts which includes planned and corrective maintenance services, software updates, bug fixes, and warranty. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•	Multiple-element Arrangements. It is common for the sale of Sensei and Magellan systems to include multiple elements which have standalone value and qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management’s best estimate of the selling price (“ESP”) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its system, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

•	Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, or extended payment terms or payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. In the third quarter of 2012, the Company began shipping systems under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period of three to six months while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

•	Collectability. The Company assesses whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is usually upon receipt of cash. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

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

The Company had three customers who constituted 22%, 15% and 13%, respectively, of the Company’s accounts receivable at March 31, 2015. The Company had four customers who constituted 26%, 14%, 12%, and 12%, respectively of the Company’s net accounts receivable at December 31, 2014. As of March 31, 2015, the Company has not experienced any significant losses on its accounts receivable.

Three customers accounted for 22%, 13% and 10%, respectively of total revenues during the three months ended March 31, 2015. Two customers accounted for 30% and 13%, respectively of total revenues during the three months ended March 31, 2014.

Most of the products developed by the Company require clearance from the U.S. Food and Drug Administration (“FDA”) or corresponding foreign regulatory agencies prior to commercial sales. The Company received CE Mark approval to market its Sensei system in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan Control Catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei Robotic Catheter System (“Sensei system”) and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology (“EP”) procedures in the United States in May 2007. The Company received CE Mark approval to market its Lynx catheter in Europe in July 2010. The Company received CE Mark approval for its Magellan Robotic System in July 2011 and received CE Mark approval for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011. The Company received FDA clearance for marketing its Magellan Robotic System, including the catheter and accessories in June 2012, Magellan 6Fr Robotic Catheter in February 2014, and Magellan 10Fr Robotic Catheter in April 2015. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or clearance is delayed, it could have a material adverse impact on the Company.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is not permitted. In April 2015, the FASB proposed a date deferral of the effective date of the updated standard by one year, but allows entities to adopt one year earlier. The proposed effective date deferral is not currently approved. The Company is currently assessing the impact of the adoption of ASU2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost”, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Under current guidance, an entity reports debt issuance costs in the balance sheet as deferred charges (i.e. as an asset). For public companies, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Entities would apply the new guidance retrospectively to all prior periods. The Company will adopt this standard in 2016. The Company is currently assessing the impact of the adoption of ASU2015-03 on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU that eliminates from GAAP the concept of extraordinary items, and is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The change primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on the Company’s financial condition, results of operations or its cash flows.

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

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term and long-term debt. Cash and cash equivalents, short-term investments and accounts receivable, net of allowance, are reported at their respective fair values on the Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on the Consolidated Balance Sheets. The remaining financial instruments are reported on the Consolidated Balance Sheets at amounts that approximate current fair values.

The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
March 31, 2015:
Cash	$5,458	$—	$—	$5,458	$5,458	$—	$—
Money market funds	51,304	—	—	51,304	45,942	—	5,362
Corporate equity securities	1,572	304	—	1,876	—	1,876	—

	$58,334	$304	$—	$58,638	$51,400	$1,876	$5,362

December 31, 2014:
Cash	$3,586	$—	$—	$3,586	$3,586	$—	$—
Money market funds	26,318	—	—	26,318	20,942	—	5,376
Corporate equity securities	1,572	401	—	1,973	—	1,973	—

	$31,476	$401	$—	$31,877	$24,528	$1,973	$5,376

Fair Value Measurements

The fair value hierarchy of the Company’s assets and liabilities that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
March 31, 2015:
Assets:
Money market funds	$51,304	$—	$—	$51,304
Corporate equity securities	1,876	—	—	1,876

	$53,180	$—	$—	$53,180

Liabilities:
Warrant liability			$16,452	$16,452

	$—	$—	$16,452	$16,452

December 31, 2014:
Assets:
Money market funds	$26,318	$—	$—	$26,318
Corporate equity securities	1,973	—	—	1,973

	$28,291	$—	$—	$28,291

Liabilities:
Warrant liability	—	—	—	—

	$—	$—	$—	$—

Investment instruments valued using Level 1 inputs include the Company’s money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement for which there is now not a significant non-marketability issue.

The Company periodically assesses whether significant facts and circumstances have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred.

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended March 31, 2015.

The changes in Level 3 liabilities measured at fair value on a recurring basis was as follow (in thousands):

Level 3 input for quarter ended March 31, 2015
(In thousands)
Balance at December 31, 2014	$—
Additions at March 11, 2015	(14,776)
Total fair value measurement
Warrant expense	(1,676)

Balance at March 31, 2015	$(16,452)

Warrant liability

In connection with the issuance of convertible Series A preferred stock on March 11, 2015, the Company also issued warrants to the participating investors to purchase an aggregate of 53,846,000 shares of Common Stock with an exercise period of two years from the date of issuance. The exercise price for the warrants will be the lesser of $0.975 per share or a 50% premium on the per share trailing volume weighted average share price of the Common Stock on NASDAQ for the ten trading days ending on dates specified in the form of warrants filed with the SEC. All of the warrants are currently issued and outstanding as of March 31, 2015. However, the exercise of the warrants is predicated on receipt of stockholder approval on May 12, 2015. As a result of this contingency which is deemed outside the Company’s control, such warrants do not meet the criteria for classification as equity under ASC 815. As such, the Company classified the warrants as current liabilities at fair value upon issuance. The warrants are subject to measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations.

The fair value of the Company’s warrant liability was estimated to be $16.5 million as of March 31, 2015. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the preferred shares and warrants. The valuation used a simulation of the Company’s periodic stock price expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants to estimate the value of instruments. This is considered a Level 3 input under the fair value hierarchy.

Long-term Debt

The fair value of the Company’s long-term debt was estimated to be $34.6 million as of March 31, 2015 and $34.2 million as of December 31, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.	Balance Sheet Components

Inventories (in thousands)

	March 31, 2015	December 31, 2014
Raw materials	$4,266	$4,996
Work in process	4,024	4,571
Finished goods	1,902	1,925

Total Inventories	$10,192	$11,492

Property and equipment, net (in thousands)

	March 31, 2015	December 31, 2014
Furniture and leasehold improvements	$11,446	$11,455
Laboratory equipment	11,987	11,374
Computer equipment and software	2,971	2,911

	26,404	25,740
Less: Accumulated depreciation and amortization	(23,581)	(23,412)

Property and equipment, net	$2,823	$2,328

Accrued liabilities (in thousands)

	March 31, 2015	December 31, 2014
Accrued salaries, commission, bonus and benefits	$1,884	$2,835
Accrued royalties	925	594
Accrued legal and other professional fees	459	169
Clinical related accruals	272	394
Tax accruals	289	274
Other accrued expenses	679	676

Accrued liabilities	$4,508	$4,942

5.	Agreements with Intuitive Surgical

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

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For the three months ended March 31, 2015 and 2014, the Company incurred cost in the amount of $0.1 million and an immaterial amount, respectively, related to the royalty obligations to Intuitive Surgical.

6.	Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into patent and technology license, sublicense and purchase agreements with Koninklijke Philips Electronics N.V. (“Philips”) to allow them to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology. Under the terms of the FOSSL agreements, Philips has the exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also receives non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. If Philips does not meet certain specified commercialization obligations, the Company has the rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology. The FOSSL agreements also contain customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips.

Also in February 2011, the Company amended its extended joint development agreement with Philips, increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributes to the development of the system. Under the amendment, the Company will be eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments are based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology, if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations are calculated on a consistent annual basis between 2014 and 2020 and arise in any year only to the extent that Philips achieves a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company has royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. Under the terms of the agreement, the Company has no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan systems and vascular catheters. For the three months ended March 31, 2015 and 2014, the Company incurred cost in the amount of $0.6 million and $0.1 million, respectively related to the royalty obligations to Philips.

7.	Commitments and Contingencies

Operating Lease Commitments

The Company leases its office and laboratory facilities in Mountain View, California under an operating lease which expires in January 2020, with an option to extend the lease for another five years. The Company also leases approximately 3,300 square feet of office space in London, England, under an operating lease that ends in June 2015. The Company’s London office is in the process of relocating into a smaller office space, and has entered into a new serviced offices rental agreement that begins in May 2015 and ends in April 2016.

As of March 31, 2015, future minimum payments under the leases are as follows (in thousands):

Years ending December 31,	Future Minimum Lease Payments
2015 (remainder of year)	$1,608
2016	2,151
2017	2,216
2018	2,282
2019	1,759

Total	$10,016

Rent expense on a straight-line basis was $0.6 million and 0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Other Royalty Obligations

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. The Company incurred cost in the amount of $35,000 and $19,000, respectively, related to the royalty obligations to Mitsubishi for the three months ended March 31, 2015 and 2014.

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

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak Global Advisors, LLC (“White Oak”), as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the Oxford Loan. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the loan and security agreement. The Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended March 31, 2015 and 2014.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the loan and security agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2015, the Company was in compliance with all financial covenants.

Future annual payments due on the debt (including interest) outstanding as of March 31, 2015 are as follows (in thousands):

Years ending December 31,
2015 (remainder of year)	$2,933
2016	4,009
2017	41,782

Total remaining payments	48,724
Less: Amount representing interest	(14,497)

34,227

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$34,227

9.	Convertible Preferred Stock, Common Stock and Warrants

2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants

On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of convertible Series A preferred stock at a per share price of $650. Each share of preferred stock will be convertible into the number of shares of common stock equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) the lesser of $0.65 and the per share trailing volume-weighted average share price of the Company’s common stock on NASDAQ for the ten trading days ending on the day prior to conversion, subject to customary anti-dilution adjustments. The conversion of the preferred stock occurs automatically upon receipt of stockholder approval to, among other things, increase the number of authorized shares of common stock of the Company (the “Requisite Stockholder Approval”), and the proposals relating to such approval will be presented to stockholders for vote at the 2015 Annual Meeting of the Company to be held on May 12, 2015. The Purchase Agreement provides that the holders of the Company’s preferred stock shall be entitled to cumulative quarterly dividends paid in additional shares of preferred stock at an initial quarterly rate of 2% (“regular dividend”). This quarterly dividend rate shall increase by 2% quarterly for as long as the preferred stock is outstanding. Additionally, the preferred stockholders shall also be entitled to dividends payable on outstanding shares of common stock (“participating dividends”), if and when declared by the Board of Directors. At any time on or after the first anniversary of the issuance date, the preferred stockholders may elect to have the Company redeem all or any portion of the preferred stock equal to the stated value of $650 per share plus all accrued and unpaid regular dividends. In addition, the preferred stock is redeemable upon a deemed liquidation event, which includes certain business combinations, the sale of all or substantially all of the Company’s assets or the sale of more than 50% of the Company’s capital stock. The regular dividend will be recorded as in increase to the carrying value of preferred stock when declared because redemption is not probable. However, for loss per share purpose only, undeclared cumulative dividends are reflected as a dividend to preferred stockholders and the loss attributable to common stockholders is increased by the value of the accretion for the period. Since the convertible preferred stock has conditions for redemption that are outside the Company’s control, such preferred stock are presently reported in the mezzanine section of the balance sheet in accordance with accounting guidance (ASR 268) Presentation in Financial Statements of Redeemable Preferred Stocks. The Company also issued warrants to the participating investors to purchase an aggregate of 53,846,000 shares of common stock with an exercise period of two years from the date of issuance. The exercise price for the warrants will be the lesser of $0.975 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of warrants filed with the SEC. All of the warrants are currently issued and outstanding as of March 31, 2015. However, certain of the warrants cannot be exercised until the Requisite Stockholder Approval is obtained. As a result of this contingency which is deemed outside the Company’s control, such warrants do not meet the criteria for classification as equity under ASC 815. As such, the Company classified the warrants as current liabilities at fair value upon issuance. The warrants are subject to measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the preferred shares and warrants. The valuation used a simulation of the Company’s periodic stock price expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants to estimate the value of instruments. The fair value of the warrants was $14.8 million upon issuance and $16.5 million at March 31, 2015, and the change in fair value of $1.7 million was recorded in warrant expense on the condensed consolidated statements of operation for the three months ended March 31, 2015.

The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an offset to convertible preferred stock when the transaction was consummated.

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

As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3, this guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, Black-Scholes options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded $2.9 million warrant exchange charge in 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the exchange and the fair value of the newly issued Series B/C Exchange and Series D Warrants.

2013 Private Placement Transaction

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). The Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan Catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares (which occurred in November 2013) and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A Warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.

10.	Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three months ended March 31,
	2015	2014
Cost of goods sold	$47	$44
Research and development	147	180
Selling, general and administrative	416	533

Total	$610	$757

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company estimates the expected term based on its historical experience of grants, exercise pattern and post-vesting cancellations. The Company considered its historical volatility over the expected term and implied volatility of traded stock options in developing its estimate of volatility. There were no option grants for the three months ended March 31, 2015. The estimated grant date fair values of the employee stock options under the 2006 Equity Incentive Plan for the three months ended March 31, 2014 was calculated using the following assumptions:

Employee Stock Options:	Three months ended March 31,
	2015	2014
Expected volatility	—	72%-74%
Risk-free interest rate	—	1.2%-1.5%
Expected term (in years)	—	4.34
Expected dividend rate	—	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following assumptions:

Employee Stock Purchase Plan:	Three months ended March 31,
	2015	2014
Expected volatility	75%	99%
Risk-free interest rate	0.08%	0.1%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

The following table summarizes the option activity for the period ended March 31, 2015:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2014	9,191	$1.69	7.80	$—
Options granted	—	$—
Options exercised	(1)	$0.40		$1
Options cancelled	(709)	$3.47		$23

Balance at March 31, 2015	8,481	$1.55	7.77	$804

Options vested at March 31, 2015	2,601	$2.67	5.05	$1
Options vested and expected to vest at March 31, 2015	8,305	$1.51	7.80	$784

The total fair value of options that vested in the three months ended March 31, 2015 and 2014 was $0.4 million and $0.6 million, respectively.

As of March 31, 2015, total unamortized stock-based compensation related to unvested stock options was $3.2 million, with a weighted-average remaining recognition period of 2.77 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in the three months ended March 31, 2015 and 2014 was $1,000 and $0.2 million, respectively.

Restricted stock unit activity is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2014	841	$1.80
Awarded	2,119	$0.88
Vested	(41)	$2.51
Cancelled	(84)	$2.42

Balance at March 31, 2015	2,835	$1.09

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in the three months ended March 31, 2015 and 2014 was $0.1 million and $2.0 million, respectively. As of March 31, 2015, total unamortized stock-based compensation related to unvested restricted stock units was $2.4 million, with a weighted-average remaining recognition period of 3.55 years.

As of March 31, 2015, 5,601,204 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

11.	Income Taxes

The Company’s tax provision for the three months ended March 31, 2015 and 2014 was $9,000 and $18,000, respectively, which primarily consist of foreign taxes. The Company currently has uncertain tax positions in the amount of $4.3 million, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

12.	Net Loss Per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted shares, the Company applies the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units (“RSU”), Employee Stock Purchase Plan (“ESPP”) shares and warrants.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Net loss	$(11,933)	$(14,445)
Adjust: Dividend for Series A convertible preferred stock	(156)	—

Net loss attributable to common stockholders	$(12,089)	$(14,445)

Shares used to compute basic and diluted net loss per share	133,283	103,334

Basic and diluted net loss per share	$(0.09)	$(0.14)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per common share due to the anti-dilutive affect they would have for each period presented (in thousands):

	March 31,
	2015	2014
Stock options outstanding	8,481	7,268
Unvested restricted stock units	2,835	531
Estimated shares issuable under the employee stock purchase plan	415	157
Warrants	63,115	23,425

13.	Accumulated Other Comprehensive Income (Loss)

The component of accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Total
Three Months Ended March 31, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(102)	(64)	(166)

Ending Balance	$290	$(151)	$139

Three Months Ended March 31, 2014:
Beginning balance	$373	$(13)	$360
Net current-period other comprehensive gain	83	2	85

Ending Balance	$456	$(11)	$445

14.	Segment Information

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

The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
United States	$1,962	$2,490
International	3,832	1,209

Total	$5,794	$3,699

Revenues are attributed to countries based on the location of the customer. Revenues in the United States, China, Saudi Arabia and Italy each accounted for 10% or more of total revenues for the three months ended March 31, 2015 at 34%, 22%, 14% and 10%, respectively. Revenues in the United States and Belgium each accounted for 10% or more of total revenues for the three months ended March 31, 2014 at 67% and 10%, respectively.

The majority of the Company’s long-lived assets are located in the United States.

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

From inception to March 31, 2015, we have incurred losses totaling approximately $418.8 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property. In March 2015, we raised $35 million from a private placement of 53,846 shares of convertible Series A preferred stock for $650 per share. The proceeds from this transaction will be used to support Hansen Medical’s commercialization efforts with the Magellan™ Robotic System, drive further adoption of the Sensei® Robotic System and strengthen our operations. The investors also received warrants to purchase 53,846,000 shares of common stock with an exercise period of two years from the date of issuance. The exercise of certain of the warrants is predicated on receipt of stockholder approval on May 12, 2015. The additional proceeds from the exercise of warrants, if and when exercised, could total up to an additional $52.5 million of proceeds.

Executive Summary

We generated total revenues of $5.8 million in the three months ended March 31, 2015, an increase of 57% compared to $3.7 million in the three months ended March 31, 2014. We sold a total of 5 Magellan Robotic Systems compared to 1 Magellan system and 1 Sensei system sold in the three months ended March 31, 2014. The volumes of catheters sold were up 22% in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Physicians performed an estimated 891 robotic procedures in the three months ended March 31, 2015, up 8% over the same period in 2014.

In the first quarter of 2015, we continued to focus on global commercialization efforts by signing an exclusive agreement with a distributor in China, and by completing our first clinical procedure with the Magellan Robotic System in the Middle East.

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

Our significant accounting policies are fully described in Note 2 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the three months ended March 31, 2015.

Results of Operations

Comparison of the quarter ended March 31, 2015 to the quarter ended March 31, 2014:

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

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$4,474	$2,352	$2,122	90%
Service	1,320	1,347	(27)	(2)%

Total revenues	$5,794	$3,699	$2,095	57%

Product revenue in the first quarter of 2015 included the recognition of revenue for 5 Magellan Robotic System and 837 catheters. Product revenue in the first quarter of 2014 included the recognition of revenue for one Magellan Robotic System and one Sensei system, and 685 catheters. The increase in product revenue was primarily due to a 250% increase in units recorded in revenue and a 22% increase in catheters sold, slightly offset by a decrease in the average selling prices of systems due to competitive pricing offered for systems sold Service revenue in the first quarter of 2015 slightly decreased compared to the same period in 2014 due primarily to the timing of service contracts recognized in revenue and slight decrease in annual service pricing on the new systems sold.

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

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$3,896	$2,744	$1,152	42%
Service	742	557	185	33%

Total cost of revenues	$4,638	$3,301	$1,337	41%

As a percentage of revenues	80%	89%

Gross profit	$1,156	$398	$758	190%
As a percentage of revenues	20%	11%

Gross profit for the first quarter of 2015 was $1.2 million or 20% of revenues, compared to $0.4 million or 11% of revenues in the first quarter of 2014. The increase in gross margin was driven by an increase in system and catheter sales, improved absorption rates due to higher production levels and lower product testing costs.

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

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Research and development	$3,435	$4,415	$(980)	(22)%

Research and development expenses in the first quarter of 2015 were lower compared to the first quarter of 2014 due to a $0.3 million decrease in clinical trial costs, a $0.2 million decrease in prototype material costs for new product initiatives, a $0.2 million decrease in payroll costs due to lower headcount, and a $0.3 million decrease in consulting and other outside services fees.

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

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Selling, general and administrative	$6,702	$9,161	$(2,459)	(27)%

Selling, general and administrative expenses decreased $2.5 million in the first quarter of 2015 compared to the first quarter of 2014 due to an overall reduction in corporate cost initiatives as we continued to focus on improving our operating expenses, including a $1.8 million decrease in overall employee compensation and related costs, a $0.5 million decrease in legal and outside consulting fees, and a $0.2 million decrease in marketing vendor costs.

Interest and Other Expense, net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Interest and other expense, net	$1,267	$1,249	$18	1%

Interest and other expense, net for the first quarter of 2015 and 2014 are comparable, and primarily represents interest expense on our outstanding loan with White Oak Global Advisors, LLC (“White Oak”).

Income Tax Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax expense	$9	$18	$(9)	(50)%

Income tax expense for the first quarter of 2015 and 2014 primarily represents taxes in foreign jurisdictions.

Liquidity and Capital Resources

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of March 31, 2015 we had an accumulated deficit of $418.8 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing, interest earned on investments and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 28,455,284 shares of our common stock in a private placement transaction, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 40,432,362 shares of our common stock in private placement transactions and through March 31, 2015, a total of 31,824,463 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million. In March 2015, we sold 53,846 shares of convertible Series A preferred stock and issued warrants to purchase an aggregate of 53,846,000 shares of our common stock in a private placement transaction, resulting in approximately $35.0 million of proceeds.

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish the Oxford Loan. In connection with the loan, we incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. For each of the three and months ended March 31, 2015 and 2014, we recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2 million in accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2015, we were in compliance with all financial covenants.

Equity Transactions

On July 30, 2013, we entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of our common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to us of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, we entered into an investor rights agreement with the purchasers of the shares and warrants in which we agreed to file a registration statement covering resales of the shares (which occurred in February 2014) and the purchasers agreed not to transact in any shares of our common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A warrants for 11.4 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to our achievement of a regulatory milestone as set forth in the Series A Warrants.

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

On March 11, 2015, we raised $35 million in gross proceeds from the sale of 53,846 shares of convertible Series A preferred stock at a per share price of $650. Each share of preferred stock will be convertible into the number of shares of common stock equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) the lesser of $0.65 and the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on the day prior to conversion, subject to customary anti-dilution adjustments. The conversion of the preferred stock occurs automatically upon receipt of stockholder approval to, among other things, increase the number of authorized shares of common stock (the “Requisite Stockholder Approval”), and the proposals relating to such approval will be presented to stockholders for vote at the 2015 Annual Meeting of the Company to be held on May 12, 2015. The Purchase Agreement provides that the holders of the preferred stock shall be entitled to cumulative quarterly dividends paid in additional shares of preferred stock at an initial quarterly rate of 2% (“regular dividend”). This quarterly dividend rate shall increase by 2% quarterly for as long as the preferred stock is outstanding. Additionally, the preferred stockholders shall also be entitled to dividends payable on outstanding shares of common stock (“participating dividends”), if and when declared by the Board of

Directors. At any time on or after the first anniversary of the issuance date, a majority of the preferred stockholders may elect to have the Company redeem all or any portion of the preferred stock equal to the stated value of $650 per share plus all accrued and unpaid regular dividends. In addition, the preferred stock has a liquidation preference upon liquidation or a deemed liquidation event which includes certain business combinations, the sale of all or substantially all of our assets or the sale of more than 50% of our capital stock. The regular dividend will be recorded as in increase to the carrying value of preferred stock when declared because redemption is not probable. However, for loss per share purpose only, undeclared cumulative dividends are reflected as a dividend to preferred stockholders and the loss attributable to common stockholders is increased by the value of the accretion for the period.

Investors also received warrants to purchase 53,846,000 shares of common stock with an exercise period of two years from the date of issuance. The exercise price for the warrants will be the lesser of $0.975 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of warrants filed with the SEC. Certain of the warrants cannot be exercised until the Requisite Stockholder Approval is obtained. The proceeds from this transaction will be used to support our commercialization efforts with the Magellan Robotic System, drive further adoption of the Sensei Robotic System and strengthen our operations.

Sources and Uses of Cash

Cash flow activity for the first quarter of 2015 and 2014, respectively, is summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash used in operating activities	$(7,988)	$(10,752)
Cash used in investing activities	(33)	(126)
Cash provided by financing activities	34,893	13,859

Net increase in cash and cash equivalents	$26,872	$2,981

Operating Activities

Net cash used in operating activities in the first quarter of 2015 of $8.0 million primarily reflects the net loss of $11.9 million, exclusive of $2.9 million non-cash charges, primarily in the form of warrant expense, depreciation and amortization, stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt. The net loss adjusted for non-cash charges was offset by a $1.1 million change in operating assets and liabilities, primarily by cash arising from customer collections resulting in a $1.4 million decrease in accounts receivable and a $0.6 million decrease in inventories, offset by a $0.5 million decrease in accruals.

Net cash used in operating activities of $10.8 million during the first quarter of 2014 primarily reflects the net loss of $14.4 million, exclusive of $1.7 million non-cash charges including depreciation and amortization expense, stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt offset by the recovery of doubtful accounts. Additionally, net cash used in operating activities for the first quarter of 2014 was negatively impacted by an increase in inventory of $0.6 million which was offset by decrease of accounts receivable of 0.8 million and decrease of long-term accounts receivable of $1.3 million included in other assets.

Investing Activities

Net cash used in investing activities during the first quarter of 2015 and 2014 primarily relates to purchases of equipment.

Financing Activities

Net cash provided by financing activities during the first quarter of 2015 primarily relates to $35.0 million proceeds from sale of convertible Series A preferred stock, offset by $0.1 million payment for stock issuance costs. Net cash provided by financing activities during the first quarter of 2014 primarily relates to the exercise of Series A warrants to purchase 11.4 million shares of our common stock for total proceeds of $14.0 million, as well as $0.5 million received related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards.

Future Capital Requirements

We recognized our first revenues in 2007 and we have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions. From inception to March 31, 2015, we have incurred losses totaling approximately $418.8 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei system and Magellan Robotic System and continue to develop new products. As of March 31, 2015, our cash, cash equivalents, short-term investments and restricted cash balances were $58.6 million. We incurred a net loss of $11.9 million and negative cash flows from operations of $7.9 million for the three months ended March 31, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. Based on our current operating projections, we do have sufficient liquidity to meet our anticipated cash requirements through the next twelve months; however, this assumes that we will continue to maintain a level of consistent sales and adhere to cost control efforts implemented in 2014. If we are unable to continue to maintain a level of consistent sales or adhere to cost control efforts implemented in 2014 or if we are unable to address and manage other risks identified in Item 1A — Risk Factors, we may not have sufficient liquidity to meet our cash requirements for the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations, we will need to obtain sufficient additional funding to satisfy our longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs or if future sales do not meet our current forecast, we may be required to extend our existing cash and liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a funding alternative will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various financing alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and the achievement of estimated revenue and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating leases—real estate	$10,016	$1,608	$6,649	$1,759	$—
Debt, including interest	48,724	2,933	45,791	—	—

Total	$58,740	$4,541	$52,440	$1,759	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California and our sales office in London, England that ended in June 2015. Future debt payments relate to principal and interest payments related to the amount we have borrowed under our loan and security agreement with White Oak as of March 31, 2015.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2015, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $58.6 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income or in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the first quarter of 2015, sales denominated in foreign currencies were approximately 7% of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2015, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as set forth in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and technologies. As of March 31, 2015, we had an accumulated deficit of $418.8 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of March 31, 2015, our cash, cash equivalents, short-term investments and restricted cash total was $58.6 million. We incurred an operating loss of $11.9 million and had negative cash flows from operations of $8.0 million for the three months ended March 31, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. In order to meet our long-term anticipated cash requirements, we need to obtain additional financing or continue to adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms.

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

Our efforts to continue to scale the manufacturing, assembling, testing, marketing and selling of our Magellan Robotic System and Sensei system may encounter obstacles and delays which could significantly harm our ability to generate revenue.

Our ability to generate revenues depends upon the successful scaling of the manufacturing, assembling, testing, marketing and selling of our Magellan Robotic System and Sensei system. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and the following:

•	our systems may not be accepted by physicians or hospitals;

•	we may not be able to sell our systems and associated catheters in volumes and at prices that allow us to meet the revenue targets necessary to generate revenue necessary to achieve profitability;

•	the use of our systems by customers may not achieve more predictable procedure times, enable more complex cases or result in other physician or clinical benefits that we believe will drive adoption of our products in sufficient volume;

•	we, or the investigators of our products, may not be able to generate sufficient information regarding outcomes with our systems to satisfy potential purchasers;

•	the availability and perceived advantages of alternative treatments may hinder acceptance of our systems in sufficient volume;

•	our assumptions regarding the economic value proposition of our systems for hospitals, including the reimbursement rates that hospitals may achieve for procedures using our systems, may not be sufficiently accurate to drive adoption in sufficient volume;

•	any rapid technological changes may make our products obsolete;

•	we may not be able to manufacture our systems or catheters in commercial quantities or at an acceptable cost;

•	we may not have adequate financial or other resources to complete the manufacture, assembly, testing, marketing and sale of our systems on a commercial scale or the development of new products; and

•	we may not obtain regulatory clearance for the applications for which many physicians wish to use our systems and, accordingly, our label may hinder our ability to successfully market and sell our EP products in the United States to a broader group of potential customers.

If we are not successful in the commercialization of our Sensei system for uses other than for mapping in EP procedures or our continued efforts to scale the manufacturing, assembling, testing, marketing and selling of our Magellan Robotic System, we may never achieve sustained profitability and may be forced to cease operations.

Successful commercialization of our Magellan Robotic System is subject to manufacturing, marketing, sales and customer service risks which could significantly harm our ability to generate revenue.

We have limited experience in manufacturing our Magellan Robotic System, Magellan Robotic Catheters and related accessories in commercial quantities and we may encounter unexpected manufacturing problems when scaling up the production of these products. While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007 and Magellan Robotic System following its regulatory approvals in July 2012, the marketing and sales effort to sell our systems on a larger scale involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan Robotic System on a larger scale. Our Magellan Robotic System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan Robotic System is an expensive capital equipment purchase which slows the sales process. We are also still growing our Magellan Robotic System’s product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers for us to achieve profitability and realize long-term success. The ability to obtain market acceptance of a new product such as the Magellan Robotic System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. In addition, larger-scale commercial introduction of products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. Similarly, as greater numbers of physicians gain experience with our Magellan Robotic System, we may identify areas where new or further training is required. If we encounter any of these issues as we endeavor to continue to commercialize our Magellan Robotic System on a larger scale, our financial condition and results of operations and business could be adversely impacted and we may never achieve sustained profitability or realize long-term success.

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

We are a medical device company with a limited operating history and first recognized revenues in the second quarter of 2007. We have been engaged in research and product development since our inception in late 2002. Our Sensei system, received FDA clearance in May 2007 and our corresponding disposable Artisan Control Catheter and Artisan Extend Control Catheter received FDA clearance in May 2007 and August 2012, respectively, for commercialization to facilitate manipulation, positioning and control of certain mapping catheters during EP procedures. We also received the CE Mark in Europe for our Sensei system in September 2006, for our Artisan Control Catheter in May 2007, for our Lynx catheter in July 2010, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter in October 2011, for our Artisan Extend Control Catheter in December 2012, for our Magellan 6Fr Robotic Catheter in October 2014 and our Magellan 10Fr Robotic Catheter in April 2015. We received FDA clearance for the commercialization of our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014, and we have also received regulatory approvals for our Sensei system and/or our Magellan Robotic System in several countries outside of the U.S, including Canada. Our Canadian license for the Sensei system, which was issued in December 2011, is conditioned upon our providing yearly safety and effectiveness data for a period of three years for post-market use of the system, including marketing history, a clinical literature review, and up-to-date data on our randomized clinical study. Failure to provide these reports may result in suspension of our license.

The future success of our business will depend on our ability to design and obtain regulatory approval for new products, manufacture and assemble our current and future products in sufficient quantities in accordance with applicable regulatory requirements and at lower costs, increase product sales and successfully support and service our products, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses have fluctuated significantly. We do not have experience selling different systems for different applications. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects. If we are unable to successfully operate our business, our business and financial condition will be harmed.

We have a debt facility with White Oak Global Advisors, LLC that requires us to meet certain restrictive covenants that may limit our operating flexibility.

In August 2013, we entered into an amended and restated $33.0 million loan and security agreement with White Oak as a lender and as agent for the lenders under the loan and security agreement. We are obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if our prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if our prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement.

The loan and security agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan and security agreement, experience a material adverse change, or become insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments of which $5.0 million of which shall be funds subject to lenders’ control, and $2.0 million in accounts receivable. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness not including, among other items, subordinated debt; grant liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the loan and security agreement.

As of March 31, 2015, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle the lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

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

We have received Investigational Device Exemption, or IDE, approval to investigate the use of our Sensei system and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. We planned to enroll 300 patients and enrolled our first patient in May 2010, but in January 2013, we proposed a modification to the study protocol to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately ninety-five percent of the additional subjects have been enrolled to date, including a complete enrollment in the randomized portion of the study. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days.

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

We will consider our Sensei system to be effective if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of specified ablation catheters, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei system for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei system for use in atrial fibrillation. We plan to file a premarket approval, or PMA, based on data from our trial for the use of Sensei system in the treatment of atrial fibrillation, which is time consuming and costly. If our clinical trials fail to produce sufficient data to support a PMA or 510(k) application, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.

We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.

Our management team includes several members hired since January 2014, including our new Chief Executive Officer who joined us in May 2014. In addition, the position of Chief Financial Officer is currently held on a part-time and interim basis. If we are unable to recruit and retain qualified individuals, including retaining our new Chief Executive Officer and/or hiring a full-time Chief Financial Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

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

We are continuing to develop our capabilities and experience with the sales, marketing and distribution of our products on a commercial scale, which could impair our ability to achieve sustained profitability.

While we have experience marketing and selling the Sensei system following its initial regulatory approvals in 2007 and the Magellan Robotic System following its regulatory approvals in July 2012 in the United States, we are still continuing to develop our capabilities and experience with the sales, marketing and distribution of our products on a larger commercial scale. We market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors, some of which have more experience and greater capabilities with the sales, marketing and distribution of their products on large, commercial scales. Our revenues depend largely on the effectiveness of our sales force and if we fail to effectively manage any of the risks identified in this Item 1A., we may never achieve sustained profitability. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade hospitals to purchase our system and catheters and physicians to use our system and catheters in sufficient volume;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel in sufficient volume;

•	our ability to successfully integrate new management, including our Chief Executive Officer and future Chief Financial Officer;

•	the costs associated with an independent sales and marketing organization;

•	hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.

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

We are continuing to develop our experience in manufacturing and assembling our products on a commercial scale and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.

We do not have significant experience in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei system and Magellan Robotic System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our products effectively, to appropriately phase in new products and product designs, to efficiently utilize our manufacturing facility and to achieve manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. As we continue to scale our operations, these risks increase. Additionally, we may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. The Company has in the past experienced recalls associated with its manufacturing processes and such recalls may occur again. Any future manufacturing issues may result in our being unable to meet the expected demand for our products, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei system and Magellan Robotic System require the use of disposable Artisan catheters and Magellan Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

If we fail to maintain necessary FDA clearances/approvals and the CE Certificates of Conformity for our medical device products or are seen to violate any FDA or European Economic Area (“EEA”) regulations or guidance, or if future clearances, approvals or the delivery of CE Certificates of Conformity are delayed, we will be unable to commercially distribute and market our products.

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

We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei system for uses other than those in the current label. We cannot assure you that the FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei system for other indications, including atrial fibrillation and other cardiac ablation procedures. We have received approval of an IDE application to investigate the use of our Artisan family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. The study was planned to involve approximately 300 patients and involves the treatment of atrial fibrillation. We enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of January 2013. A proposed modification to the study protocol was submitted to FDA for review in April 2013. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013 and approximately ninety-five percent of the targeted number of additional subjects have been enrolled to date. The study will include a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. We cannot assure the timing or potential for success of those efforts. We cannot assure you that the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. We received a CE Certificate of Conformity in the EEA for our Sensei system in September 2006, for our Artisan catheters in May 2007, for our Magellan Robotic System in July 2011, for our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, for our Artisan Extend catheters in February 2013, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. However, we may be required to go through new conformity assessment procedures with our Notified Body in the EEA in order to market our products for any additional uses. Regulatory approvals or CE Certificates of Conformity may be difficult and costly to obtain, or may not be granted or obtained at all.

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

We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei system and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei system with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of studies have been published since the commercial launch of our Sensei system in 2007 on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei system and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei system or the type of procedures that can be performed with the Sensei system are not effective or safe for such uses, physicians may choose not to use our Sensei system. Reluctance by physicians to use our Sensei system or to perform procedures enabled by the Sensei system would harm sales. Furthermore, we commenced the commercialization of our Magellan Robotic System and Magellan Robotic Catheters for use during the treatment of peripheral vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan Robotic System or to perform procedures enabled by the Magellan Robotic System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.

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

Our initial commercial offering consisted primarily of two products, our Sensei system and our corresponding disposable Artisan catheters. The Sensei system has been supplemented by an optional CoHesion Module and, in the third quarter of 2010, we introduced our Lynx catheter in Europe. In order for us to achieve sales, hospitals must purchase our Sensei system and Artisan catheters. In February 2015, we discontinued sales of the Lynx family of catheters. We also received the CE Mark in Europe for our Magellan Robotic System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, for our Magellan 6Fr Robotic Catheter in October 2014, and our Magellan 10Fr Robotic Catheter in April 2015. We received FDA clearance to commercialize our Magellan Robotic System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. If hospitals do not widely adopt our Sensei system or Magellan Robotic System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue, become profitable or sustain profitability. Such a failure to adequately sell our Sensei system or Magellan Robotic System would have a materially detrimental impact on our business, results of operations and financial condition.

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

Software defects may be discovered in our products which would damage our ability to sell our products and our results of operations, financial conditions and cash flows.

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

While we anticipate that third-party payors will continue to reimburse hospitals and physicians under existing billing codes for the vast majority of the procedures involving our products, there is increased pressure for our customers to reduce costs for their services and operations; similarly, the federal healthcare programs are under increasing pressure to reduce overall costs for items and services. While we expect that healthcare facilities and physicians in the United States will continue to bill various third-party payors, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products, we are unable to predict how government healthcare programs or private insurers will cover or reimburse these procedures in the future. We believe that procedures associated for use with our products are generally already reimbursable under government programs and most private plans. Accordingly, while we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients, we are unable to predict how future statutes or regulatory guidance will impact coverage reimbursement or the use of specific codes.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2014, Congress passed an omnibus funding bill and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

For the three months ended March 31, 2015, approximately 66% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 7% of our total revenues for the three months ended March 31, 2015 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues in the three months ended March 31, 2015.

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

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the relevant court has entered final non-appealable judgment. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of robotic and catheter-based procedures in the medical technology field. For example, we have received correspondence from a third party indicating it believes it holds a patent that our Sensei system may infringe. While we do not believe that the Sensei system infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei system in the United States.

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

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA member states via the Agreement on the EEA). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Sensei system in September 2006, our Artisan catheters in May 2007, our Lynx catheters in July 2010, our Magellan Robotic System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan Robotic System in October 2011, our Artisan Extend catheters in February 2013, our Magellan 6Fr Robotic Catheter in October 2014 and our Magellan 10Fr Robotic Catheter in April 2015.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s QSR which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the US Department of Justice, the Notified Body, the competent authorities in the EEA could take enforcement action, including any of the following administrative or judicial sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plan products for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for submissions seeking 510(k) clearance, IDE to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	suspension or withdrawal of our CE Certificates of Conformity;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.

We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspection report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFT 20.64. We are subject to the licensing requirements of the California Department of Health Services, or CDHS. We have been inspected and licensed by the CDHS and remain subject to re-inspection at any time. Failure to maintain a license from the CDHS or to meet the inspection criteria of the CDHS would disrupt our manufacturing processes. If an inspection by the CDHS indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

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

Initiating and completing clinical trials and clinical investigations necessary to support a 510(k), PMA application or CE marking for expanded indications for use of our existing products, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials and clinical investigations.

Conducting successful clinical studies and clinical investigations may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and clinical investigations and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the clinical trial investigation/protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials/investigations if they choose to participate in contemporaneous clinical trials/investigations of competitive products or they can obtain the treatment without participating in our trial/investigations through physicians who use the product off-label. We received IDE approval for an approximately 300 patient study for the treatment of atrial fibrillation and enrolled our first patient in May 2010 and approximately 50 patients were enrolled as of April 2013. A proposed modification to the study protocol was submitted to FDA for review in January 2013. The modified study, which plans to enroll as few as 125 subjects, was approved by the FDA in August 2013 and approximately ninety-five percent of the targeted number of additional subjects have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180, and 365 days. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support clearance or approval. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial/investigation may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial/investigation. In addition, despite considerable time and expense invested in our clinical trials, FDA, our Notified Body or the competent authorities of the EEA countries may not consider our data adequate to demonstrate quality, safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

The FDA, the Office of Inspector General for the Department of Health and Human Services (“OIG”), the U.S. Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical and medical device products, payments intended to influence the referral of federal or state health care business, and submission of false or fraudulent claims for government payments. The Affordable Care Act also clarified that a person or entity need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.

The Affordable Care Act also imposes new tracking and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Device manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program were required to begin tracking such payments on August 1, 2013 and submit reports to the Center for Medicare and Medicaid Services, or CMS, by March 31, 2014, and by the 90th day of each subsequent calendar year. We began tracking applicable payments and transfers of value on August 2013 and began reporting payment data to the CMS in March 2014 and will continue to do so annually thereafter.

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

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions, such as the U.K. Bribery Act 2010, which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.

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

The trading price of our common stock has been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in November 2006 through April 30, 2015, our closing stock price has fluctuated from a low of $0.55 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

On April 13, 2015, we received a letter from the Listing Qualifications Staff of NASDAQ notifying us that because the closing bid price of our common stock has been below $1.00 for 30 consecutive business days, it no longer complies with the requirements for continued listing on the NASDAQ Capital Market. The NASDAQ notice does not impact our current listing on the NASDAQ Capital Market at this time and our common stock will continue to trade under the symbol “HNSN”. In accordance with NASDAQ rules, we have been provided a period of 180 calendar days, or until October 12, 2015, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 day period. If we do not satisfy this requirement by October 12, 2015, NASDAQ will determine whether the Company meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on NASDAQ (except the bid price requirement). If we meet such criteria, it may be eligible for an additional 180 day compliance period. If we do not regain compliance, our common stock will be subject to delisting.

The Company intends to monitor the bid price of our common stock between now and October 12, 2015 and is considering available options to resolve the noncompliance with the minimum bid price requirement, which may include a reverse stock split. The Company will consider available options to regain compliance with the listing requirements. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with other listing requirements.

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

Based on our review of publicly available filings as of April 30, 2015, all those known by the Company to be beneficial owners of more than five percent of our common stock, together with our executive officers and directors, beneficially own or control approximately 47.45 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. In addition, pursuant to our loan and security agreement, we must obtain the lenders’ prior written consent in order to pay any dividends on our common stock.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in March 2015, we sold 53,846 shares of our preferred stock, including warrants to purchase an aggregate of 53,846,000 shares of our common stock in a private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended March 31, 2015, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.4(10)	Certificate of Designations, Preferences and Rights of Series A Convertible Participating Preferred Stock dated March 11, 2015.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.

4.3(5)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.

4.4(6)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as December 8, 2011.

4.5(7)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated October 26, 2012.

4.6(8)	Form of Series A, B and C Warrant, dated August 8, 2013.

4.7(9)	Exchange Agreement, by and among the Registrant and each warrant holder identified therein, dated July 30, 2014.

4.8(9)	Form of Series B/C Exchange Warrant, dated August 11, 2014.

4.9(9)	Form of Series D Warrant, dated August 11, 2014.

4.10(10)	Securities Purchase Agreement, dated March 9, 2015, by and among the Company and the Purchasers named therein.

4.11(10)	Form of Series E Warrant.

4.12(10)	Second Amended and Restated Investor Rights Agreement dated March 11, 2015, by and among the Company and the Purchasers named therein.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 6, 2014 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on March 12, 2015 and incorporated herein by reference.
*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2015	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)