Form 10-Q
period 2015-06-30
HANSEN MEDICAL INC
filed 2015-08-10
CIK 1276591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 188,782,282.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANSEN MEDICAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$40,233	$24,528
Short-term investments	1,431	1,973
Accounts receivable, net of allowance of $35 as of June 30, 2015 and $0 as of December 31, 2014, respectively	2,497	5,121
Inventories	11,184	11,492
Prepaids and other current assets	986	1,678

Total current assets	56,331	44,792
Property and equipment, net	2,639	2,328
Restricted cash	5,380	5,376
Other assets	660	1,179

Total assets	$65,010	$53,675

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025	$2,534
Accrued liabilities	3,309	4,942
Current portion of deferred revenue	2,494	3,422

Total current liabilities	7,828	10,898
Deferred rent, net of current portion	313	366
Deferred revenue, net of current portion	120	105
Long-term debt	34,528	34,385
Other long-term liabilities	152	152

Total liabilities	42,941	45,906

Commitments and contingencies (Note 7)
Series A convertible preferred stock, par value $0.0001, 10,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; zero shares issued and outstanding at June 30, 2015 and December 31, 2014 (Note 9)	—	—
Stockholders’ equity:
Common stock, par value $0.0001:
Authorized: 200,000 shares; issued and outstanding: 188,762 and 133,262 shares at June 30, 2015 and December 31, 2014, respectively	19	13
Additional paid-in capital	454,535	414,361
Accumulated other comprehensive income (loss)	(323)	305
Accumulated deficit	(432,162)	(406,910)

Total stockholders’ equity	22,069	7,769

Total liabilities, convertible preferred stock and stockholders’ equity	$65,010	$53,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product	$1,677	$5,518	$6,151	$7,870
Service	1,415	1,369	2,735	2,716

Total revenues	3,092	6,887	8,886	10,586
Cost of revenues:
Product	1,866	4,283	5,762	7,027
Service	868	702	1,610	1,259

Total cost of revenues	2,734	4,985	7,372	8,286

Gross profit	358	1,902	1,514	2,300

Operating expenses:
Research and development	3,899	4,809	7,334	9,224
Selling, general and administrative	6,433	8,146	13,135	17,307

Total operating expenses	10,332	12,955	20,469	26,531

Loss from operations	(9,974)	(11,053)	(18,955)	(24,231)
Change in fair value of warrant liability	(1,317)	—	(2,993)	—
Interest and other expense, net	(1,201)	(1,222)	(2,468)	(2,471)

Loss before income taxes	(12,492)	(12,275)	(24,416)	(26,702)
Income tax expense	(15)	(15)	(24)	(33)

Net loss	(12,507)	(12,290)	(24,440)	(26,735)
Beneficial conversion feature of Series A convertible preferred stock	(20,224)	—	(20,224)	—
Cumulative dividend on Series A convertible preferred stock	(812)	—	(812)	—

Net loss attributable to common stockholders	$(33,543)	$(12,290)	$(45,476)	$(26,735)

Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.31)	$(0.25)

Shares used to compute basic and diluted net loss per share	163,107	112,003	148,280	107,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2014	—	$—	133,262	$13	$414,361	$305	$(406,910)	$7,769
Issuance of common stock under equity incentive plan	—	—	5	—	3	—	—	3
Issuances of common stock from restricted stock units	—	—	159	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	—	—	(25)	—	—	(25)
Issuance of common stock under employee stock purchase plan	—	—	241	—	165	—	—	165
Employee share-based compensation expense	—	—	—	—	1,772	—	—	1,772
Issuance of Series A convertible preferred stock, net of issuance cost	54	19,678	—	—	—	—	—	—
Cumulative dividend on Series A convertible preferred stock	—	812	—	—	—	—	(812)	(812)
Conversion of Series A convertible preferred stock to common stock	(54)	(812)	55,095	6	812	—	—	818
Reclassification of issuance cost for Series A convertible preferred stock offering to equity	—	546	—	—	(546)	—	—	(546)
Beneficial conversion feature of Series A convertible preferred stock	—	(20,224)	—	—	20,224	—	—	20,224
Reclassification of warrant liability to equity	—	—	—	—	17,768	—	—	17,768
Net loss	—	—	—	—	—	—	(24,440)	(24,440)
Change in unrealized loss on investments	—	—	—	—	—	(544)	—	(544)
Translation adjustments	—	—	—	—	—	(84)	—	(84)

Balances, June 30, 2015	—	$—	188,762	$19	$454,535	$(323)	$(432,162)	$22,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(12,507)	$(12,290)	$(24,440)	$(26,735)
Other comprehensive loss, net:
Change in unrealized losses on investments	(442)	(125)	(544)	(42)
Foreign currency translation adjustment	(20)	17	(84)	19

Change in other comprehensive loss	(462)	(108)	(628)	(23)

Comprehensive loss	(12,969)	(12,398)	(25,068)	(26,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,440)	$(26,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	1,345
Stock-based compensation	1,772	1,415
Payment-in-kind interest on loan	521	505
Amortization of deferred finance costs and discount on debt	193	193
Change in fair value of warrant liability	2,993	—
Provision (recovery) of doubtful accounts	35	(100)
Write-off of discontinued product line inventory	121	—
Gain from sales of property and equipment	(36)	—
Loss on sale of financing receivable	—	19
Changes in operating assets and liabilities:
Accounts receivable	2,625	1,159
Inventories	(518)	27
Deferred cost of revenues	70	78
Prepaids and other current assets	621	493
Other long-term assets	(52)	780
Accounts payable	(788)	(351)
Accrued liabilities	(1,633)	1,321
Deferred revenue	(913)	316
Other long-term liabilities	(53)	522

Net cash used in operating activities	(18,968)	(19,013)

Cash flows from investing activities:
Purchase of property and equipment	(156)	(331)
Proceeds from sales of property and equipment	36	—
Change in restricted cash	(4)	(11)

Net cash used in investing activities	(124)	(342)

Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	35,000	—
Proceeds from exercise of Series A warrants	—	14,000
Costs related to issuance of Series A convertible preferred stock	(267)	—
Proceeds from exercise of common stock options	3	2,586
Proceeds from employee stock purchase plan	165	293
Withholding taxes paid on vested restricted stock units	(20)	(620)

Net cash provided by financing activities	34,881	16,259

Effect of exchange rate changes on cash and cash equivalents	(84)	—

Net increase (decrease) in cash and cash equivalents	15,705	(3,096)
Cash and cash equivalents at beginning of period	24,528	27,995

Cash and cash equivalents at end of period	$40,233	$24,899

Supplemental disclosure of:
Cash paid for interest	$1,908	$1,851
Non-cash investing and financing activity:
Equipment transfer from inventories to property and equipment	$705	$—
Series A convertible preferred stock issuance costs not yet paid	$279	$—
Cumulative dividend on Series A convertible preferred stock	$812	$—
Beneficial conversion feature of Series A convertible preferred stock	$20,224	$—
Issuance of Series E Warrants	$14,775	$—

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

Need to Raise Additional Capital

These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $432.2 million. The Company expects such losses to continue as it commercializes its technologies and develop new applications and products.

The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its Magellan™ Robotic System (“Magellan System”) and its projected revenue is heavily dependent on a successful commercialization of this system and Sensei® Robotic System (“Sensei System”). In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC (“White Oak”) which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments and the remaining $2.0 million in eligible accounts receivable. In addition, White Oak also requires that the Company’s investment in a Certificate of Deposit, along with the investment in Luna Innovations, Inc., to be restricted subject to lenders’ control.

On March 11, 2015, the Company raised $35.0 million in gross proceeds from the sale of Series A convertible preferred stock and a related issuance of Series E warrants (“Series E Warrants”) to purchase common stock (see Note 9). As of June 30, 2015, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $47.0 million. The Company anticipates that its existing available capital resources as of June 30, 2015 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to obtain sufficient additional funding to satisfy its current and longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current and longer term needs, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions, and will consider the implementation of additional cost reductions if and as circumstances warrant. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

Revenue Recognition

The Company’s revenues are primarily derived from the sale of the Sensei System and the Magellan System and the associated catheters as well as the sale of customer service contracts, which include post-contract customer support (“PCS”). The Company sells its products directly to customers as well as through distributors. Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is reasonably assured.

•	Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions, or the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales to customers are generally not subject to any performance, cancellation, termination or return rights.

•	Delivery.

•	Systems and Disposable Products. Typically, ownership of systems, catheters and other disposable products passes to customers upon shipment, at which time delivery is deemed to be complete.

•	Customer Service Revenue. The Company recognizes customer service revenue from the sale of its PCS contracts which include planned and corrective maintenance services, software updates, bug fixes, and warranties. Revenue from customer services, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year.

•	Multiple-element Arrangements. It is common for the sale of Sensei and Magellan Systems to include multiple elements which have standalone value and qualify as separate units of accounting. These elements commonly include the sale of the system and a product maintenance plan, in addition to installation of the system and initial training. Less commonly, these elements may include the sale of certain disposable products or other elements. For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management’s best estimate of the selling price (“ESP”) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its system, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

•	Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, or extended payment terms or payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. The Company also ships under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period of three to six months while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

•	Collectability. The Company assesses whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit worthiness. If collection of the sales price is not deemed reasonably assured, the revenue is deferred and recognized at the time collection becomes reasonably assured, which is usually upon receipt of cash. The Company’s sales contracts generally do not allow the customer the right of cancellation, refund or return, except as provided under the Company’s standard warranty. If such rights were allowed, all related revenues would be deferred until such rights expired.

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

The Company had one customer who constituted 29% of the Company’s accounts receivable at June 30, 2015. The Company had four customers who constituted 26%, 14%, 12% and 12%, respectively, of the Company’s net accounts receivable at December 31, 2014. As of June 30, 2015, the Company has not experienced any significant losses on its accounts receivable.

One customer accounted for 16% of total revenues during the three months ended June 30, 2015. Three customers accounted for 27%, 11% and 11%, respectively, of total revenues during the three months ended June 30, 2014. Three customers accounted for 15%, 11% and 10%, respectively, of total revenues during the six months ended June 30, 2015. Three customers accounted for 18%, 12% and 10%, respectively, of total revenues during the six months ended June 30, 2014.

Most of the products developed by the Company require clearance from the U.S. Food and Drug Administration (“FDA”) or corresponding approval by foreign regulatory agencies prior to commercial sales. These clearances and approvals are required for both the Sensei and Magellan Systems and all related catheters and accessories:

Sensei: The Company received CE Mark approval to market its Sensei System in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan® Control Catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei System and Artisan catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology (“EP”) procedures in the United States in May 2007.

Magellan: At the current time the Company has received clearance and approval for the Magellan System and the Magellan 6Fr, 9Fr and 10Fr Robotic Catheters and related accessories in various territories. The Company received CE Mark approval for its Magellan System in July 2011 and received CE Mark approval for the Magellan 9Fr Robotic Catheter and related accessories in October 2011. The Magellan 6Fr Robotic Catheter received CE Mark approval in October 2014, while the Magellan 10Fr Robotic Catheter received CE Mark approval in April 2015. The Company received FDA clearance for marketing its Magellan System, including the Magellan 9Fr Robotic Catheter and accessories in June 2012, the Magellan 6Fr Robotic Catheter in February 2014, and the Magellan 10Fr Robotic Catheter in July 2015. The FDA clearances and CE Mark approvals enable the company to initiate use of all Magellan Systems and catheters with its customers in the United States, the European Union and certain other geographies. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances or approvals necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or approvals or clearance or approvals are delayed, it could have a material adverse impact on the Company.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert, and have asserted in the past, that the Company’s products or the use of the Company’s products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of catheter-based procedures in the medical technology field.

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

Beneficial conversion feature

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible instruments that have conversion features at fixed rates that are in the-money when issued in the second quarter of 2015. The BCF present in a convertible instrument is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The BCF is calculated at the commitment date as the difference between the conversion price and the fair value of the Company’s common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value). The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

Stock-based Compensation

The Company accounts for share-based compensation plan in accordance with the provisions of FASB ASC No. 718-10-30, Stock Compensation Initial Measurement, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values and recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis over the requisite service period. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option valuation model.

The BSM option valuation model determines the fair value of stock-based awards using the following assumptions

•	Expected Volatility. The Company’s estimate of volatility is based on the historical volatilities of its stock price.

•	Expected Term. The Company estimates the expected term based on its historical settlement experience related to vesting and contractual terms while giving consideration to awards that have life cycles less than the contractual terms and vesting schedules in accordance with authoritative guidance.

•	Risk-Free Interest Rate. The risk-free interest rate that the Company uses in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option grants. For ESPP grants, the Company uses the 6-month Constant Maturity Treasury rate.

•	Dividend Yield. The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses a dividend yield of zero in the BSM option valuation model.

The Company measures the fair value of RSUs and PSUs using the closing stock price of a share of the Company’s common stock on the grant date. In addition, the Company also estimates a forfeiture rate for its stock options and RSUs. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and, if the actual number of future forfeitures differs from its estimates, the Company might be required to record adjustments to its stock-based compensation in future periods. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Under current guidance, an entity reports debt issuance costs in the balance sheet as deferred charges (i.e. as an asset). For public companies, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. Entities would apply the new guidance retrospectively to all prior periods. The Company will adopt this standard in 2016. The Company is currently assessing the impact of the adoption of ASU 2015-03 on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items, and is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The change primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has been assessing the going concern issue since 2010 on an interim and annual basis and is currently assessing whether this new guidance will have an impact on the Company’s consolidated financial statements or footnotes.

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

The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

					Balance Sheet Classification
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Fair	cash	Short-term	Restricted
	Cost	Gains	Losses	Value	Equivalents	Investments	Cash
June 30, 2015:
Cash	$11,281	$—	$—	$11,281	$11,281	$—	$—
Money market funds	34,332	—	—	34,332	28,952	—	5,380
Corporate equity securities	1,572	(141)	—	1,431	—	1,431	—

	$47,185	$(141)	$—	$47,044	$40,233	$1,431	$5,380

December 31, 2014:
Cash	$3,586	$—	$—	$3,586	$3,586	$—	$—
Money market funds	26,318	—	—	26,318	20,942	—	5,376
Corporate equity securities	1,572	401	—	1,973	—	1,973	—

	$31,476	$401	$—	$31,877	$24,528	$1,973	$5,376

Fair Value Measurements

The fair value hierarchy of the Company’s assets that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in	Significant other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1 Inputs)	(Level 2 Inputs)	(Level 3 Inputs)	Total
June 30, 2015:
Money market funds	$34,332	$—	$—	$34,332
Corporate equity securities	1,431	—	—	1,431

	$35,763	$—	$—	$35,763

December 31, 2014:
Money market funds	$26,318	$—	$—	$26,318
Corporate equity securities	1,973			1,973

	$28,291	$—	$—	$28,291

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

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and six months ended June 30, 2015.

The changes in Level 3 liabilities measured at fair value on a recurring basis was as follow (in thousands):

Level 3 Input for Six Months
Ended June 30, 2015
(In thousands)
Balance at December 31, 2014	$—
Additions at March 11, 2015	(14,776)
Change in fair value of warrant liability	(2,993)
Reclass to additional paid-in capital	17,769

Balance at June 30, 2015	$—

Warrant liability

In connection with the issuance of Series A convertible preferred stock on March 11, 2015, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 53,846,000 shares of common stock with an exercise period of two years from the date of issuance. On the date of issuance, the exercise price for the Series E Warrants was the lesser of $0.975 per share or a 50% premium on the per share trailing volume weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. The Series E Warrants were not exercisable until receipt of stockholder approval to among other things increase the number of authorized shares of common stock of the Company. The proposal relating to such approval was presented and received the stockholder approval at the 2015 Annual Meeting of the Company held on May 12, 2015 (the “Requisite Stockholder Approval”). As a result of the contingency which was deemed outside the Company’s control, such Series E Warrants did not originally meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance of $14.8 million. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company recorded the change in fair value of $1.3 million and $3.0 million in other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively.

Upon receipt of Requisite Stockholder Approval, all criteria for the Series E Warrants to be classified as equity were met. Using the BSM model with an exercise price of $0.975 per share for the Series E Warrants, the Company reclassified the warrant liability of $17.8 million, representing the fair value of the Company’s warrant liability as of the Requisite Stockholder Approval date, to additional paid-in capital. See Note 9 for further information regarding the Company’s 2015 private placement of Series A convertible preferred stock and Series E Warrants. All of the Series E Warrants are currently issued and outstanding as of June 30, 2015.

Long-term Debt

The fair value of the Company’s long-term debt was estimated to be $34.5 million as of June 30, 2015 and $34.2 million as of December 31, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4. Balance Sheet Components

Inventories (in thousands)

	June 30,	December 31,
	2015	2014
Raw materials	$4,887	$4,996
Work in process	2,934	4,571
Finished goods	3,363	1,925

Total Inventories	$11,184	$11,492

Property and equipment, net (in thousands)

	June 30,	December 31,
	2015	2014
Furniture and leasehold improvements	$11,267	$11,455
Laboratory equipment	12,041	11,374
Computer equipment and software	2,937	2,911

	26,245	25,740
Less: Accumulated depreciation and amortization	(23,606)	(23,412)

Property and equipment, net	$2,639	$2,328

Accrued liabilities (in thousands)

	June 30,	December 31,
	2015	2014
Accrued salaries, commission, bonus and benefits	$1,554	$2,835
Accrued royalties	439	594
Accrued legal and other professional fees	393	169
Tax accruals	323	274
Clinical related accruals	208	394
Other accrued expenses	392	676

Accrued liabilities	$3,309	$4,942

5. Agreements with Intuitive Surgical

In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20.0 million licensing fee, and a stock purchase agreement to sell 5,291,005 shares of the Company’s common stock to Intuitive Surgical for an aggregate purchase price of $10.0 million. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s existing co-exclusive rights to the Company’s patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by the Company subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. However, the Company has no obligation to conduct any research activities under the amendment. The Company retains the right to use its intellectual property for all clinical applications, both vascular and non-vascular. The Company has concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment is de minimis and therefore the $20.0 million upfront payments for the licensing of intellectual property was recognized in the statement of operations in fiscal year 2012. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet in 2012.

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For the three months ended June 30, 2015 and 2014, the Company incurred an immaterial amount and $0.1 million, respectively, of cost related to the royalty obligations to Intuitive Surgical. For both the six months ended June 30, 20l5 and 2014, the Company incurred royalty obligations to Intuitive Surgical of $0.1 million.

6. Agreements with Philips

In February 2011, the Company entered, directly and through a wholly-owned subsidiary, into various agreements with Koninklijke Philips Electronics N.V. (“Philips”) to allow Philips to develop and commercialize the non-robotic applications of the Company’s Fiber Optic Shape Sensing and Localization (“FOSSL”) technology (the “FOSSL Agreement”). Under the terms of the FOSSL Agreement, Philips obtained exclusive right to develop and commercialize the FOSSL technology in the non-robotic vascular, endoluminal and orthopedic fields. Philips also received non-exclusive rights in other non-robotic medical device fields, but not to any multi-degree of freedom robotic applications. Under the terms of the FOSSL Agreement, if Philips did not meet certain specified commercialization obligations, the Company reserved rights to re-acquire the licenses granted to Philips for pre-determined payments, which payments in the aggregate would be greater than the upfront payment amounts received by the Company from Philips in connection with the agreements related to the FOSSL technology. The FOSSL Agreement also contains customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreement for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips.

In February 2011, the Company amended its extended joint development agreement with Philips (the “JDA”), increasing the amount of funding provided by Philips for the development of the Vascular System and potentially extending and increasing certain royalty fees to be paid to Philips based on sales of the Vascular System, subject to caps based on the amounts Philips contributed to the development of the system. Under the amendment, the Company was eligible to receive up to an additional $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing FOSSL technology. Approximately two-thirds of these potential future payments could arise from Philips’ sublicensing the FOSSL technology and approximately one-third of the potential future payments were based on Philips’ royalty obligations on its sales of products containing the FOSSL technology. The Company would receive less than half of Philips’ proceeds for its sublicensing FOSSL technology if and following Philips entering into an applicable sublicensing transaction. Philips’ FOSSL-related royalty obligations were to be calculated on a consistent annual basis between 2014 and 2020 in any year only to the extent that Philips achieved a substantial number of commercial placements of FOSSL-enabled products in the calendar year. The Company’s royalty obligations under the JDA provided for the payment of royalties to Philips through October 2017.

In August 2015, the Company and Philips entered into an amendment to the FOSSL Agreement and the JDA (the “Amended Agreements”), extinguishing the Company’s rights to re-acquire the licenses in the non-robotic vascular, endoluminal and orthopedic fields in FOSSL technology in exchange for a reduction of all royalties owed or due between the parties of fifty percent (50%). Under the Amended Agreements, the Company’s royalty obligations to Philips based on sales of the Vascular Systems were reduced by fifty percent (50%). The Company’s royalty obligations continue through October 2017. Similarly, Philips royalty obligations were also all reduced by fifty percent (50%), including but not limited to all royalty obligations due under the Amended Agreements that arise from Philips’ sublicensing the FOSSL technology. Under the Amended Agreements, Philips’ FOSSL-related royalty obligations will be calculated on a consistent basis for the royalty period starting with the first calendar year after the first sale by Philips of a FOSSL system and ending with the sixth calendar year after the first sale, but only to the extent that Philips achieves certain number of commercial placements of FOSSL-enabled products during the royalty period.

The Amended Agreements contain customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips.

Under the terms of the Amended Agreements, the Company continues to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and vascular catheters. For the three months ended June 30, 2015 and 2014, the Company incurred an immaterial amount and $0.5 million, respectively, of cost related to the royalty obligations to Philips. For the six months ended June 30, 20l5 and 2014, the Company incurred royalty obligations to Philips of $0.7 million and $0.6 million, respectively.

7. Commitments and Contingencies

Operating Lease and Rental Commitments

The Company leases its office and laboratory facilities in Mountain View, California under an operating lease which expires in January 2020, with an option to extend the lease for another five years. The Company also rents office space in London, England, under an office rental agreements that ends in April 2016.

As of June 30, 2015, future minimum payments under the lease and rental are as follows (in thousands):

Future Minimum
Years Ending December 31,	Lease Payments
2015 (remainder of year)	$1,127
2016	2,204
2017	2,216
2018	2,282
2019	1,759

Total	$9,588

Rent expense on a straight-line basis was $0.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Other Royalty Obligations

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. (“Mitsubishi”), which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. The Company incurred cost in the amount of $14,000 and $48,000, respectively, related to the royalty obligations to Mitsubishi for the three months ended June 30, 2015 and 2014. Royalty obligations to Mitsubishi for the six months ended June 30, 2015 and 2014 were $49,000 and $67,000, respectively.

Indemnification

The Company has agreements with each member of its Board of Directors, its President and Chief Executive Officer, its former President and its Interim Chief Financial Officer indemnifying them against liabilities arising from, among other things, actions taken against the Company. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements.

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

8. Long-term Debt

White Oak Loan

In July 2013, the Company executed a secured term loan agreement with White Oak, as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, the Company incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, that in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the loan and security agreement. The Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended June 30, 2015 and 2014. The Company recognized expense of $0.2 million for the amortization of debt issuance costs related to the White Oak loan for each of the six months ended June 30, 2015 and 2014.

The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally agreed to pledge to lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in eligible accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the loan and security agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2015, the Company was in compliance with all financial covenants.

Future minimum payments due on the debt as of June 30, 2015 are as follows (in thousands):

Years Ending December 31,
2015 (remainder of year)	$1,970
2016	4,009
2017	41,782

Total remaining payments	47,761
Less: Amount representing interest	(13,233)

34,528

Less: Current portion of long-term debt	—

Long-term debt, net of current portion	$34,528

9. Convertible Preferred Stock, Common Stock and Warrants

2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants

On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 55,094,915 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $20.2 million for a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. The beneficial conversion feature and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss allocable to common stockholders.

As part of the Purchase Agreement, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 53,846,000 shares of common stock with an exercise period of two years from the date of issuance. On the issuance date, the exercise price for the Series E Warrants was the lesser of $0.975 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside the Company’s control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was $14.8 million upon issuance. Once the Requisite Stockholder Approval was obtained on May 12, 2015, there was sufficient authorized shares underlying the warrants and the exercise price was fixed at $0.975 per share such that the variable number of shares that could be issued became fixed. As a result, all criteria for classification of the Series E Warrants as equity were met. The Company reclassified the warrant liability amounting to $17.8 million to additional paid-in capital, which equals to the fair value of the Company’s warrant liability on May 12, 2015. The change in fair value of $1.3 million and $3.0 million was recorded in other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2015, respectively.

The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an addition to the paid-in capital on the condensed consolidated balance sheets.

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

The Exchange Warrants are comprised of the following two tranches: (a) Series B/C exchange warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13 per share, the NASDAQ consolidated closing bid price for the common stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price per share equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to the Company of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and, if fully exercised, would result in additional gross proceeds to the Company of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.

As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3; this guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, BSM options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded a $2.9 million warrant exchange charge in 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the Exchange and the fair value of the newly issued Series B/C Exchange and Series D Warrants.

2013 Private Placement Transaction

On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of its common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 per share (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). The Series A Warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares (which occurred in November 2013) and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A Warrants for 11.4 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.

10. Stock-based Compensation

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$127	$37	$174	$81
Research and development	388	222	535	402
Selling, general and administrative	647	399	1,063	932

Total	$1,162	$658	$1,772	$1,415

The Company uses the BSM option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company estimates the expected term based on its historical experience of grants, exercise pattern and post-vesting cancellations. The Company considered its historical volatility over the expected term and implied volatility of traded stock options in developing its estimate of volatility. The estimated grant date fair values of the employee stock options under the 2006 Equity Incentive Plan for the three and six months ended June 30, 2015 and 2014 were calculated using the following weighted average assumptions:

Employee Stock Options:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected volatility	73%	83%	73%	75%
Risk-free interest rate	1.3%	1.6%	1.3%	1.4%
Expected term (in years)	4.13	5.18	4.13	4.34
Expected dividend rate	0%	0%	0%	0%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following weighted average assumptions:

Employee Stock Purchase Plan:	Three and Six Months Ended
	June 30,
	2015	2014
Expected volatility	78%	106%
Risk-free interest rate	0.07%	0.10%
Expected term (in years)	0.50	0.50
Expected dividend rate	0%	0%

Stock Option and Equity Incentive Plans

The following table summarizes the option activity for the six month period ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining
	Options	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2014	9,191	$1.69	7.80	$—
Options granted	905	$0.92
Options exercised	(5)	$0.52		$2
Options cancelled	(1,103)	$3.34		$24

Balance at June 30, 2015	8,988	1.41	7.91	$966

Options vested at June 30, 2015	2,637	$2.43	5.38	$—
Options vested and expected to vest at June 30, 2015	7,144	$1.49	7.65	$633

The total fair value of options that vested in the three months ended June 30, 2015 and 2014 was $0.4 million and $0.4 million, respectively. The total fair value of options that vested in the six months ended June 30, 2015 and 2014 was $0.8 million and $1.0 million, respectively.

As of June 30, 2015, total unamortized stock-based compensation related to unvested stock options was $2.5 million, with a weighted-average remaining recognition period of 2.36 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in the three months ended June 30, 2015 and 2014 was $1,000 and $0.4 million, respectively. The total intrinsic value of stock options exercised in the six months ended June 30, 2015 and 2014 was $2,000 and $0.6 million, respectively.

Restricted stock unit activity for six month period ended June 30, 2015 is as follows:

		Weighted-
	Restricted Stock	Average Fair
	Units	Value When
	Outstanding	Awarded
	(In thousands)
Balance at December 31, 2014	841	$1.80
Awarded	5,439	$0.90
Vested	(160)	$1.37
Cancelled	(299)	$1.55

Balance at June 30, 2015	5,821	$0.99

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in the three months ended June 30, 2015 and 2014 was $0.1 million and zero, respectively. The total fair value of shares vested pursuant to restricted stock units in the six months ended June 30, 2015 and 2014 was $0.2 million and $2.0 million, respectively. As of June 30, 2015, total unamortized stock-based compensation related to unvested restricted stock units was $2.2 million, with a weighted-average remaining recognition period of 2.08 years.

In April 2015, the Company granted 3,089,505 PSUs to executives and employees in-lieu of cash bonuses with vesting based on the Company’s 2015 corporate goals and department goals over the vesting period of 1 year. Each PSU represents the right to receive one share of the Company’s common stock upon the vesting of such PSU, and is subject to the terms of the Company’s 2006 Equity Incentive Plan. Any PSUs not vesting on a vesting date due to the Company’s corporate goals and department goals for the fiscal year 2015 not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $2.8 million. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved.

As of June 30, 2015, 1,985,627 shares of common stock were available for grant under the 2006 Equity Incentive Plan.

11. Income Taxes

The Company’s tax provision for the six months ended June 30, 2015 and 2014 was $24,000 and $33,000, respectively, which primarily consist of foreign taxes. The Company currently has uncertain tax positions in the amount of $4.3 million, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

12. Net Loss Per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The beneficial conversion feature embedded within the Series A convertible preferred stock and a cumulative deemed dividend of $0.8 million are reflected as an adjustment in the calculation of earnings per share. To determine diluted shares, the Company applies the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, Employee Stock Purchase Plan shares and warrants.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(12,507)	$(12,290)	$(24,440)	$(26,735)
Adjust: Beneficial conversion feature of Series A convertible preferred stock	(20,224)	—	(20,224)	—
Adjust: Cumulative dividend on Series A convertible preferred stock	(812)	—	(812)	—

Net loss attributable to common stockholders	$(33,543)	$(12,290)	$(45,476)	$(26,735)

Weighted average shares used to compute basic and diluted net loss per share	163,107	112,003	148,280	107,692
Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.31)	$(0.25)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per common share due to the anti-dilutive affect they would have for each period presented (in thousands):

	June 30,
	2015	2014
Stock options outstanding	8,988	6,882
Unvested restricted stock units	5,821	600
Estimated shares issuable under the employee stock purchase plan	69	58
Warrants	63,115	23,425

13. Accumulated Other Comprehensive Income (Loss)

The component of accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Unrealized	Foreign
	Gain	Currency
	(Losses)	Translation
	on	Gain
	Securities	(Losses)	Total
Three Months Ended June 30, 2015:
Beginning balance	$290	$(151)	$139
Net current-period other comprehensive loss	(442)	(20)	(462)

Ending balance	$(152)	$(171)	$(323)

Three Months Ended June 30, 2014:
Beginning balance	$456	$(11)	$445
Net current-period other comprehensive gain (loss)	(125)	17	(108)

Ending balance	$331	$6	$337

	Unrealized	Foreign
	Gain	Currency
	(Losses)	Translation
	on	Gain
	Securities	(Losses)	Total
Six Months Ended June 30, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(544)	(84)	(628)

Ending balance	$(152)	$(171)	$(323)

Six Months Ended June 30, 2014:
Beginning balance	$373	$(13)	$360
Net current-period other comprehensive gain (loss)	(42)	19	(23)

Ending balance	$331	$6	$337

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

The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
United States	$1,636	$2,181	$3,598	$4,671
International	1,456	4,706	5,288	5,915

Total	$3,092	$6,887	$8,886	$10,586

Revenues are attributed to countries based on the location of the customer. Revenues in the United States and Belgium each accounted for 10% or more of total revenues for the three months ended June 30, 2015 at 53% and 10%, respectively. Revenues in the United States, China and Saudi Arabia each accounted for 10% or more of total revenues for the six months ended June 30, 2015 at 41%, 15% and 10%, respectively. Revenues in the United States, Japan, Kuwait and Saudi Arabia each accounted for 10% or more of total revenues for the three months ended June 30, 2014 at 32%, 27%, 11% and 11%, respectively. Revenues in the United States and Japan each accounted for 10% or more of total revenues for the six months ended June 30, 2014 at 44% and 18%, respectively.

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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei System is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in electrophysiology procedures. Our Magellan System is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.

We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, we use a combination of a direct sales force and distributors to market, sell and support our products.

Physicians performed approximately 880 procedures in the second quarter of 2015, compared to 860 procedures over the same period in the prior year. The Company experienced an increase in the number of vascular-related procedures, with approximately 140 procedures performed in the second quarter of 2015, up by 25% compared to the first quarter of 2015 and up by 177% compared to the same period in the prior year.

In July 2015, we received FDA clearance to market our Magellan 10Fr Robotic Catheter in the U.S. We previously received CE Mark clearance for our Magellan 10Fr Robotic Catheter in April 2015.

From inception to June 30, 2015, we have incurred losses totaling approximately $432.2 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the public and private sale of equity securities, the issuance of debt, partnering and the licensing of intellectual property. In March 2015, we raised $35.0 million from a private placement of 53,846 shares of Series A convertible preferred stock for $650 per share. All 53,846 shares of the Series A preferred stock were converted into 55,094,915 shares of common stock on May 12, 2015. The proceeds from this transaction will be used to support Hansen Medical’s commercialization efforts with the Magellan System, drive further adoption of the Sensei System and strengthen our operations. The investors also received Series E Warrants to purchase 53,846,000 shares of common stock, at an exercise price of $0.975 per share with an exercise period of two years from the date of issuance. The additional proceeds from the exercise of Series E Warrants, if and when exercised, could total up to an additional $52.5 million of proceeds.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the six months ended June 30, 2015.

Results of Operations

Comparison of the quarter ended June 30, 2015 to the quarter ended June 30, 2014:

Revenues

Our product revenues primarily consist of sales of Magellan Systems and Sensei Systems, catheters and other disposables. Our service revenue primarily consists of system service under maintenance plans and customer training, which are typically entered into at the time systems are sold. These maintenance service contracts have been generally renewed at the end of the service period, which is typically one year.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$1,677	$5,518	$(3,841)	(70)%
Service	1,415	1,369	46	3%

Total revenues	$3,092	$6,887	$(3,795)	(55)%

We generated total revenues of $3.1 million in the three months ended June 30, 2015, a decrease of 55% compared to $6.9 million in the three months ended June 30, 2014. We did not sell any systems in the second quarter of 2015 compared to four Magellan Systems and one Sensei System sold in the three months ended June 30, 2014. We sold 892 catheters in the three months ended June 30, 2015, a decrease of 4% compared to 928 catheters sold in the three months ended June 30, 2014.

Service revenue in the second quarter of 2015 slightly increased compared to the same period in 2014 due primarily to the timing of service contracts recognized in revenue and a higher install base.

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

(Dollars in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%
Product	$1,866	$4,283	$(2,417)	(56)%
Service	868	702	166	24%

Total cost of revenues	$2,734	$4,985	$(2,251)	(45)%

As a percentage of revenues	88%	72%
Gross profit	$358	$1,902	$(1,544)	(81)%
As a percentage of revenues	12%	28%

Gross profit for the second quarter of 2015 was $0.4 million or 12% of revenues, compared to $1.9 million or 28% of revenues in the second quarter of 2014. The decrease in gross profit margin was driven by no systems being sold in the second quarter of 2015. System revenues yield a higher gross profit margin as compared to catheter revenues.

Operating Expenses

Research and Development

Our research and development expenses primarily consist of engineering, software development, product development, pre-clinical quality assurance and clinical and regulatory expenses, including costs to develop our Sensei System, Magellan System and their respective disposable catheters. Research and development expenses include employee compensation, including stock-based compensation expense, consulting services, outside services, materials, supplies, depreciation and travel. We expense research and development costs as they are incurred.

(Dollars in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%
Research and development	$3,899	$4,809	$(910)	(19)%

Research and development expenses in the second quarter of 2015 were lower compared to the second quarter of 2014 primarily due to a $0.4 million decrease in overall employee compensation and related costs as we continue to reduce our operating expenses, a $0.3 million decrease in consulting costs and a $0.1 million decrease in expenses associated with clinical trials, prototype and project expenses. We are committed to further expand and grow the utility of our robotic platforms and expect to continue to make substantial investments in research and development.

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

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Selling, general and administrative	$6,433	$8,146	$(1,713)	(21)%

Selling, general and administrative expenses decreased $1.7 million in the second quarter of 2015 compared to the second quarter of 2014 due to an overall reduction in corporate cost initiatives as we continue to reduce our operating expenses. The decrease was primarily due to a $1.0 million decrease in overall employee compensation and related costs, a $0.3 million decrease in consulting costs and a $0.2 million decrease in travel expenses.

Change in Fair Value of Warrant Liability

The Company recorded a warrant expense of $1.3 million for the three months ended June 30, 2015, which resulted from a change in fair value of warrant liability.

Interest and Other Expense, net

(Dollars in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%
Interest and other expense, net	$1,201	$1,222	$(21)	(2)%

Interest and other expense, net for the second quarter of 2015 and 2014 are comparable, and primarily represent interest expense on our outstanding loan with White Oak Global Advisors, LLC (“White Oak”).

Income Tax Expense

(Dollars in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%
Income tax expense	$15	$15	$—	0%

Income tax expense for the second quarter of 2015 and 2014 primarily represents taxes in foreign jurisdictions.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014:

Revenues

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$6,151	$7,870	$(1,719)	(22)%
Service	2,735	2,716	19	1%

Total revenues	$8,886	$10,586	$(1,700)	(16)%

Product revenue in the first half of 2015 consisted of revenue for five Magellan Systems and 1,729 catheters. Product revenue in the first half of 2014 included the recognition of revenue for five Magellan Systems and two Sensei Systems, and 1,613 catheters. The decrease in product revenue was primarily due to fewer systems sold in the first half of 2015. Service revenue for the first half of 2015 and 2014 are comparable.

Cost of Revenues and Gross Profit

(Dollars in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Product	$5,762	$7,027	$(1,265)	(18)%
Service	1,610	1,259	351	28%

Total cost of revenues	$7,372	$8,286	$(914)	(11)%

As a percentage of revenues	83%	78%
Gross profit	$1,514	$2,300	$(786)	(34)%
As a percentage of revenues	17%	22%

Gross profit for the first half of 2015 was $1.5 million or 17% of revenues, compared to $2.3 million or 22% of revenues in the first half of 2014. The decrease in the gross profit margin was driven by lower system unit volume sales, which yields a higher gross profit margin, in the first half of 2015.

Operating Expenses

Research and Development

(Dollars in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Research and development	$7,334	$9,224	$(1,890)	(20)%

Research and development expenses in the first half of 2015 were lower compared to the first half of 2014, primarily due to a $0.6 million decrease in overall employee compensation and related costs, a $0.4 million decrease in consulting project costs and a $0.6 million decrease in expenses associated with clinical trials, prototype and project expenses.

Selling, General and Administrative

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Selling, general and administrative	$13,135	$17,307	$(4,172)	(24)%

Selling, general and administrative expenses decreased $4.2 million in the first half of 2015 compared to the first half of 2014, primarily due to a $2.4 million decrease in overall employee compensation and related costs, a $0.6 million decrease in consulting and outside services fees, a $0.6 million decrease in travel, equipment and convention expenses and a $0.5 million decrease in general legal fees.

Change in Fair Value of Warrant Liability

The Company recorded a warrant expense of $3.0 million for the six months ended June 30, 2015, which resulted from a change in fair value of warrant liability.

Interest and Other Expense, net

(Dollars in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Interest and other expense, net	$2,468	$2,471	$(3)	(0)%

Interest and other expense, net for the first half of 2015 and 2014 are comparable, and primarily represent interest expense on our outstanding loan with White Oak.

Income Tax Expense

(Dollars in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Income tax expense	$24	$33	$(9)	(27)%

Income tax expense for the first half of 2015 and 2014 primarily represents taxes in foreign jurisdictions.

Liquidity and Capital Resources

Historical Financing Activities

We have incurred significant losses since our inception in September 2002 and, as of June 30, 2015, we had an accumulated deficit of $432.2 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing, interest earned on investments and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 4,785,000 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 5,291,005 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 28,455,284 shares of our common stock, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 40,432,362 shares of our common stock and through June 30, 2015, a total of 31,824,463 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million. In March 2015, we sold 53,846 shares of Series A convertible preferred stock, all of which were converted into 55,094,915 shares of common stock on May 12, 2015, resulting in approximately $35.0 million of proceeds. In connection with the March 2015 financing, we issued Series E Warrants to purchase an aggregate of 53,846,000 shares, all of which remain outstanding as of June 30, 2015 at an exercise price of $0.975 per share.

White Oak Loan

In July 2013, we executed a secured term loan agreement with White Oak as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, we incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. We recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended June 30, 2015 and 2014. We recognized expense of $0.2 million for the amortization of debt issuance costs related to the White Oak loan for each of the six months ended June 30, 2015 and 2014.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2 million in accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of June 30, 2015, we were in compliance with all financial covenants.

Equity Transactions

On July 30, 2013, we entered into a securities purchase agreement to sell an aggregate of 28,455,284 shares of our common stock at a per share price of $1.23 and warrants to purchase an aggregate of 34,146,339 shares of common stock at a per warrant price of $0.125 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.23 per share (the “Series A Warrants”); Series B warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $1.50 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 11,382,113 shares of common stock, with an exercise price equal to $2.00 per share (the “Series C Warrants”). Series A Warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to us of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, we entered into an investor rights agreement with the purchasers of the shares and warrants in which we agreed to file a registration statement covering resales of the shares (which occurred in February 2014) and the purchasers agreed not to transact in any shares of our common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A Warrants for 11.4 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to our achievement of a regulatory milestone as set forth in the Series A Warrants.

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

The Exchange Warrants are comprised of the following two tranches: (a) Series B/C exchange warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 20,442,346 shares of common stock, with an exercise price equal to $1.13 per share, the NASDAQ consolidated closing bid price for the common stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D warrants (“Series D Warrants”) exercisable for an aggregate of 6,286,023 shares of common stock, with an exercise price per share equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to us of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to us of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.

On March 11, 2015, we raised $35.0 million in gross proceeds from the sale of 53,846 shares of Series A convertible preferred stock at a per share price of $650. The Series A convertible preferred stock was converted into 55,094,915 shares of common stock. The number of shares of common stock issued were equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The conversion of the Series A convertible preferred stock occurred automatically upon receipt of Requisite Stockholder Approval on May 12, 2015 and the dividends included in the conversion formula were recorded as an increase to the carrying value of Series A convertible preferred stock when declared on May 12, 2015. The proceeds from this transaction will be used to support our commercialization efforts with the Magellan System, drive further adoption of the Sensei System and strengthen our operations.

At the time of the issuance, the allocated fair value of the common stock was greater than the proceeds. As such, we recorded a deemed dividend charge of $20.2 million for a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals to the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance and a cumulative Series A convertible preferred stock dividend of $0.8 million. The beneficial conversion feature and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss attributable to common stockholders.

Investors also received Series E Warrants to purchase 53,846,000 shares of common stock with an exercise period of two years from the date of issuance at an exercise price of $0.975 per share.

Sources and Uses of Cash

Cash flow activity for the first half of 2015 and 2014, respectively, is summarized as follows:

	Six months ended
	June 30,
(Dollars in thousands)	2015	2014
Cash used in operating activities	$(18,968)	$(19,013)
Cash used in investing activities	(124)	(342)
Cash provided by financing activities	34,881	16,259

Operating Activities

Net cash used in operating activities in the first half of 2015 of $19.0 million primarily reflects the net loss of $24.4 million, exclusive of $6.1 million non-cash charges, primarily in the form of change in fair value of warrant liability, depreciation and amortization, stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt. The net loss adjusted for non-cash charges was increased by a $0.7 million change in operating assets and liabilities, primarily by a $1.6 million decrease in accrued liabilities, $0.9 million decrease in deferred revenue and $0.8 million decrease in accounts payable, partially offset by cash arising from customer collections resulting in a $2.6 million decrease in accounts receivable.

Net cash used in operating activities in the first half of 2014 of $19.0 million primarily reflects the net loss of $26.7 million, exclusive of $3.4 million non-cash charges, primarily in the form of depreciation and amortization and stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt. The net loss adjusted for non-cash charges was offset by $4.3 million change in operating assets and liabilities, primarily by cash arising from customer collections resulting in a $1.2 million decrease in accounts receivable, a $0.8 million decrease in other long-term assets and a $1.3 million increase in accruals.

Investing Activities

Net cash used in investing activities during the first half of 2015 and 2014 primarily relates to purchases of equipment.

Financing Activities

Net cash provided by financing activities during the first half of 2015 primarily relates to $35.0 million proceeds from sale of Series A convertible preferred stock, offset by $0.3 million payment for Series A convertible preferred stock issuance costs. Net cash provided by financing activities during the first half of 2014 primarily relates to the exercise of Series A Warrants to purchase 11.4 million shares of our common stock for total proceeds of $14.0 million, as well as $2.6 million received related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards.

Future Capital Requirements

We recognized our first revenues in 2007 and have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues, and potential customers have lengthened their sales cycles and postponed purchase decisions. From inception to June 30, 2015, we have incurred losses totaling approximately $432.2 million and have not generated positive cash flows from operations. We expect such losses to continue as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform including our Sensei System and Magellan System and continue to develop new products. As of June 30, 2015, our cash, cash equivalents, short-term investments and restricted cash balances were $47.0 million. We incurred a net loss of $24.4 million and negative cash flows from operations of $19.0 million for the six months ended June 30, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations, we will need to obtain sufficient additional funding to satisfy our longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs, we may be required to extend our existing cash and liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a funding alternative will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various financing alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and will consider the implementation of additional cost reductions if and as circumstances warrant.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	Thereafter
Operating lease and rental	$9,588	$1,127	$6,702	$1,759	$—
Debt, including interest	47,761	1,970	45,791	—	—

Total	$57,349	$3,097	$52,493	$1,759	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating lease relate to the lease for our corporate headquarters in Mountain View, California and to the rental of our sales office in London, England that ends in April 2016. Future debt payments relate to principal and interest payments related to the amount we have borrowed under our loan and security agreement with White Oak as of June 30, 2015.

Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi, which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2015, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $47.0 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income or in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the three and six months ended June 30, 2015, sales denominated in foreign currencies were approximately 23% and 13%, respectively, of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and technologies. As of June 30, 2015, we had an accumulated deficit of $432.2 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of June 30, 2015, our cash, cash equivalents, short-term investments and restricted cash total was $47.0 million. We anticipate that our existing available capital resources as of June 30, 2015 and the estimated amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for the next twelve months. We incurred an operating loss of $24.4 million and had negative cash flows from operations of $19.0 million for the six months ended June 30, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in certain accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to meet our current and long-term anticipated cash requirements, we need to obtain additional financing or continue to adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms.

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

Our efforts to continue to scale the manufacturing, assembling, testing, marketing and selling of our Magellan System and Sensei System may encounter obstacles and delays which could significantly harm our ability to generate revenue.

Our ability to generate revenues depends upon the successful scaling of the manufacturing, assembling, testing, marketing and selling of our Magellan System and Sensei System. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and the following:

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

If we are not successful in the commercialization of our Sensei System for uses other than for mapping in EP procedures or our continued efforts to scale the manufacturing, assembling, testing, marketing and selling of our Magellan System, we may never achieve sustained profitability and may be forced to cease operations.

Successful commercialization of our Magellan System is subject to manufacturing, marketing, sales and customer service risks which could significantly harm our ability to generate revenue.

We may encounter unexpected manufacturing problems when scaling up the production of our Magellan System, Magellan Robotic Catheters and related accessories in commercial quantities. While we have experience marketing and selling the Sensei System following its initial regulatory approvals in 2007 and Magellan System following its regulatory approvals in July 2012, the marketing and sales effort to sell our systems on a larger scale involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan System on a larger scale. Our Magellan System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan System is an expensive capital equipment purchase which slows the sales process. We are also still growing our Magellan System’s product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers for us to achieve profitability and realize long-term success. The ability to obtain market acceptance of a new product such as the Magellan System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. In addition, larger-scale commercial introduction of products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. Similarly, as greater numbers of physicians gain experience with our Magellan System, we may identify areas where new or further training is required. If we encounter any of these issues as we endeavor to continue to commercialize our Magellan System on a larger scale, our financial condition and results of operations and business could be adversely impacted and we may never achieve sustained profitability or realize long-term success.

We may not be able to further develop our Magellan System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance.

We intend to further develop our Magellan System, including our Magellan Robotic Catheters and related accessories. Due to the advanced electrical, mechanical, and software capabilities of this new robotic platform, we may encounter challenges in designing, engineering and manufacturing future enhancements to the platform, which may lead to compatibility obstacles with operating room and catheter laboratory layouts, equipment quality or performance issues, unmet customer expectations regarding features or functionality or other defects in future versions of the platform. Any such difficulties could result in delays in our submissions to regulatory agencies, delays in achieving or the failure to achieve additional regulatory approvals or clearances for enhancements to the system, lack of physician adoption of our system, higher than expected service claims, litigation and negative press coverage which may damage our business.

If we are unable to manufacture our systems and catheters in a manner that yields sufficient gross margins, we will be unable to achieve profitable commercialization.

We may encounter unexpected problems in manufacturing, assembling or testing our current products on a commercial scale. Our products contain expensive materials and are expensive to manufacture, particularly in limited quantities. In addition to increasing sales to increase manufacturing overhead absorption, we need to reduce the variable manufacturing costs of our catheters in order to achieve our operational and financial goals. We face challenges in order to produce disposable catheters effectively, to appropriately phase in new products and designs, to efficiently utilize our manufacturing facility and to achieve planned manufacturing cost reductions. If we are unable to effectively manage these issues, our costs of producing our products will negatively affect our gross margins which will negatively impact our business.

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

As of June 30, 2015, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle the lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

If Philips is unable to develop or license new products or applications for the FOSSL technology, or such products are not commercially viable, we may not realize the full benefits of our agreements with Philips which would harm our results of operations and could delay and or impair our ability to successfully commercialize that technology.

The realization of the full potential benefits of our agreements with Philips, including the receipt of any of the up to $78.0 million in future payments associated with the successful commercialization by Philips or its collaborators of products containing the FOSSL technology, requires the development of new products and applications of technology that are subject to design, engineering and manufacturing challenges, and potential safety and regulatory issues that could delay, suspend or terminate clinical studies, regulatory approvals or sales, and our reliance on third parties to develop, obtain regulatory approval for, manufacture, market and sell products containing FOSSL technology. Approximately two-thirds of the potential future payments could arise from Philips’ sublicensing the FOSSL technology, but Philips has no obligations to do so. Under the amended terms of our agreements with Philips, we no longer have the right to reacquire certain of the rights licensed to Philips. In addition, Philips’ sales of products containing the FOSSL technology could be too low to result in any royalty payments to us. If any of these events occurred, we would be unable to realize the full financial benefits of our agreements with Philips and may be unable to monetize the FOSSL technology in other areas, harming our research and development efforts and adversely affecting our business.

We have completed enrollment in the initial reportable cohort of the ongoing IDE clinical trial and are working closely with FDA on the initial outline of the PMA. It is possible that we may need to enroll additional patients in the clinical trial to meet the statistical requirements and as such we may be unable to complete the trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing the clinical trials, which could prevent or delay regulatory approval of our Sensei System for expanded uses and impair our financial position.

We have received Investigational Device Exemption, or IDE, approval to investigate the use of our Sensei System and Artisan Control and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. We planned to enroll 300 patients and enrolled our first patient in May 2010, but in January 2013, we proposed a modification to the study protocol to change the study design and reduce the required sample size. The modified study, which plans to enroll a minimum of 125 additional subjects, was approved by the FDA in August 2013, and one-hundred percent of subjects in the initial reportable cohort have been enrolled to date. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180 and 365 days.

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

While we have experience marketing and selling the Sensei System following its initial regulatory approvals in 2007 and the Magellan System following its regulatory approvals in July 2012 in the United States, we are still continuing to develop our capabilities and experience with the sales, marketing and distribution of our products on a larger commercial scale. We market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors, some of which have more experience and greater capabilities with the sales, marketing and distribution of their products on large, commercial scales. Our revenues depend largely on the effectiveness of our sales force and, if we fail to effectively manage any of the risks identified in this Item 1A, we may never achieve sustained profitability. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

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

We may encounter unexpected problems in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei System and Magellan System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our products effectively, to appropriately phase in new products and product designs, to efficiently utilize our manufacturing facility and to achieve manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. As we continue to scale our operations, these risks increase. Additionally, we may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. The Company has in the past experienced recalls associated with its manufacturing processes and such recalls may occur again. Any future manufacturing issues may result in our being unable to meet the expected demand for our products, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei System and Magellan System require the use of disposable Artisan catheters and Magellan Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.

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

We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters and sheaths. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei System and Magellan System. We also obtain the motors for our Sensei System and Magellan System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory.

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

We received FDA clearance for marketing our Magellan System, including the Magellan 9Fr Robotic Catheter and accessories in June 2012, the Magellan 6Fr Robotic Catheter in February 2014, and the Magellan 10Fr Robotic Catheter in July 2015. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. The FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval and such uses could be subject to the same restrictions as the use of the Sensei System in cardiac ablation procedures.

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

With regard to our Sensei System, our Magellan System, or other products, the FDA can delay, limit or deny clearance of a 510(k), or PMA approval, for many reasons, including:

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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. We received a CE Certificate of Conformity in the EEA for our Sensei System in September 2006, for our Artisan catheters in May 2007, for our Magellan System in July 2011, for our Magellan 9Fr Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, for our Artisan Extend catheters in February 2013, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. However, we may be required to go through new conformity assessment procedures with our Notified Body in the EEA in order to market our products for any additional uses. Regulatory approvals or CE Certificates of Conformity may be difficult and costly to obtain, or may not be granted or obtained at all.

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

If physicians and hospitals do not believe that our Sensei System and Artisan catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan System and Magellan Robotic Catheters are a viable alternative for vascular diseases, they may choose not to use our products.

We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei System and disposable Artisan catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei System with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of studies have been published since the commercial launch of our Sensei System in 2007 on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei System and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei System or the type of procedures that can be performed with the Sensei System are not effective or safe for such uses, physicians may choose not to use our Sensei System. Reluctance by physicians to use our Sensei System or to perform procedures enabled by the Sensei System would harm sales. Furthermore, we commenced the commercialization of our Magellan System and Magellan Robotic Catheters for use during the treatment of peripheral vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan System or to perform procedures enabled by the Magellan System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.

In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei System and Magellan System and, as a result, our business and results of operations, could be harmed.

We expect to derive substantially all of our revenues from sales of our Sensei System, our Magellan System and the associated catheters and accessories. If hospitals do not purchase our systems, we may not generate sufficient revenues to continue our operations.

Our initial commercial offering consisted primarily of two products, our Sensei System and our corresponding disposable Artisan catheters. The Sensei System has been supplemented by an optional CoHesion Module. In order for us to achieve sales, hospitals must purchase our Sensei System and Artisan catheters. We also received the CE Mark in Europe for our Magellan System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. We received FDA clearance to commercialize our Magellan System including the Magellan 9Fr Robotic Catheter and accessories in June 2012, we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014 and our Magellan 10Fr Robotic Catheter in July 2015. If hospitals do not widely adopt our Sensei System or Magellan System, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue, become profitable or sustain profitability. Such a failure to adequately sell our Sensei System or Magellan System would have a materially detrimental impact on our business, results of operations and financial condition.

The training required for physicians to use our Sensei System and Magellan System could reduce the market acceptance of our system and reduce our revenue.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of physicians familiar with, trained on and proficient in the use of our Sensei System and Magellan System. Convincing physicians to dedicate the time and energy necessary for adequate training in the use of our systems is challenging, and we cannot assure you that we will be successful in these efforts.

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

Our systems have a lengthy sales cycle because they involve a relatively expensive capital equipment purchase, which generally requires the approval of senior management at hospitals, inclusion in the hospitals’ budget process for capital expenditures and, in some instances, a certificate of need from the state or other regulatory clearance. We continue to estimate that this sales cycle may take between six and 18 months, though we have seen sales cycles trend towards the longer end of this range as many potential customers have postponed purchase decisions. Additionally, the majority of our revenue is often shipped in the last weeks of a given quarter. Any disruption in our supply chain during those critical weeks or an inability to fulfill our deliverables during that compressed time frame could significantly impact the timing of our ability to recognize revenue on those items. These factors have contributed in the past and may contribute in the future to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could differ from our announcements of guidance regarding future operating or financial results or may fail to meet the expectations of securities analysts or investors, in which event our stock price would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products such as our Magellan System and Magellan Robotic Catheters could adversely impact our sales cycle, as customers take additional time to assess the benefits of new investments in capital products.

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

We are dedicating significant resources to the development and commercialization of our Magellan System, Magellan Robotic Catheters and associated accessories. These efforts may not produce viable commercial products and may divert our limited resources from more profitable market opportunities. Moreover, we may devote resources to developing products in additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is installed. The associated expenses are charged to cost of revenues as incurred. We have a limited history of commercial placements of our Sensei Systems and a very limited history of commercial placements of our Magellan Systems from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.

Hospitals or physicians may be unable to obtain coverage or reimbursement from third-party payors for procedures using our Sensei System and Magellan System, which could affect the adoption or use of our systems and may cause our revenues to decline.

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

There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our systems. Additionally, in the event that a physician uses our Sensei System or Magellan System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei System and Artisan catheter are done on an in-patient basis and thus are paid under the Medicare severity diagnosis related group, or MS-DRG system.

We believe that the majority of procedures performed using our Sensei technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services update the MS-DRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from using our technology can vary significantly. At this time, although payments for these cardiac procedures have not undergone further reductions, we cannot predict the full impact any future rate changes, including rate reductions, will have on our revenues or business. We do not currently know which MS-DRGs will apply to procedures performed with our Magellan System or whether reimbursement amounts will be considered favorable by hospitals.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, with initial disclosure requirements beginning in May 2014. In May 2014 and June 2015, we filed a Specialized Disclosure Report on Form SD with the SEC disclosing our on-going diligence efforts and our determination that our products were conflict undeterminable at that time. We expect to file our next specialized Disclosure Report on Form SD with SEC in May 2016.

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

Environmental laws and regulations such as the RoHS directives, could cause a disruption in our business and operations.

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

Category 8 includes medical devices and applies to our products. Compliance with this revised directive for category 8 was required by July 22, 2014. All new products held for commerce in the EU must be in compliance with RoHS 2 as of that date. Any remaining inventory that is not in compliance with RoHS2 will be used in products sold in non-EU countries. RoHS2 compliant products may be sold in both EU and non-EU countries. However, only RoHS2 compliant products may be sold in EU countries. In order to minimize duplicate inventory, we plan to produce all future products in compliance with RoHS2 in order to sell them in both EU and non-EU countries. We recently undertook the lengthy process of changing the materials and processes used, where necessary, to bring our products into compliance with RoHS2. As of the date of filing of this Quarterly Report on Form 10-Q, all of our products sold in the EU are RoHS2 compliant. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

For the three and six months ended June 30, 2015, approximately 47% and 59%, respectively, of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 23% and 12%, respectively, of our total revenues for the three and six months ended June 30, 2015 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues in the three and six months ended June 30, 2015.

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

Successfully commercializing our Sensei System, our Magellan System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei System in the United States or elsewhere or the sale of our Magellan System in Europe. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.

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

We may not be able to maintain or obtain all the licenses from third parties necessary or advisable for promoting, manufacturing and selling our Sensei System and our Magellan System, which may cause harm to our business, operations and financial condition.

We rely on technology that we license from others, including technology that is integral to our Sensei System and our Magellan System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive Surgical. Under our agreement with Intuitive Surgical, we received the right to apply Intuitive Surgical’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive Surgical, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive Surgical’s intellectual property, Intuitive Surgical from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive Surgical’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive Surgical before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive Surgical will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive Surgical on whether activities outside our licensed field may be conducted without the use of the Intuitive Surgical’s intellectual property. If Intuitive Surgical asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive Surgical, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive Surgical’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive Surgical is restricted in how it can terminate our license, if Intuitive Surgical were ever to successfully do so, and if we are unable to obtain another license from Intuitive Surgical, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive Surgical. Under the terms of the agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.

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

For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA member states via the Agreement on the EEA). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the

Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Sensei System in September 2006, our Artisan catheters in May 2007, our Magellan System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, our Artisan Extend catheters in February 2013, our Magellan 6Fr Robotic Catheter in October 2014 and our Magellan 10Fr Robotic Catheter in April 2015.

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

Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s QSR which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the U.S. Department of Justice, the Notified Body or the competent authorities in the EEA could take enforcement action, including any of the following administrative or judicial sanctions, which could have a material impact on our operations:

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

For those products sold in the EEA, we must notify and await completion of the review of our Notified Body before introducing substantial changes to the products or to our quality system. Following its review, our Notified Body will decide whether our existing CE Certificates of Conformity can be maintained or varied, or whether new certificate are required.

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

The trading price of our common stock has been highly volatile. Since our initial public offering in November 2006 through July 31, 2015, our closing stock price has fluctuated from a low of $0.55 to a high of $38.87. The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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

On April 13, 2015, we received a letter from the Listing Qualifications Staff of NASDAQ notifying us that because the closing bid price of our common stock has been below $1.00 for 30 consecutive business days, our stock no longer complies with the requirements for continued listing on the NASDAQ Capital Market. The NASDAQ notice does not impact our current listing on the NASDAQ Capital Market at this time and our common stock will continue to trade under the symbol “HNSN”. In accordance with NASDAQ rules, we have been provided a period of 180 calendar days, or until October 12, 2015, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 day period. If we do not satisfy this requirement by October 12, 2015, NASDAQ will determine whether the Company meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on NASDAQ (except the bid price requirement). If we meet such criteria, it may be eligible for an additional 180 day compliance period. If we do not regain compliance, our common stock will be subject to delisting.

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

Based on our review of publicly available filings as of July 31, 2015, all those known by the Company to be beneficial owners of more than five percent of our common stock, together with our executive officers and directors, beneficially own or control approximately 41.90 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in March 2015, we sold 53,846 shares of our Series A convertible preferred stock which converted into 55,094,915 shares of our common stock, as well as Series E Warrants to purchase an aggregate of 53,846,000 shares of our common stock in a private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As further discussed in Note 6 to the condensed consolidated financial statements, on August 5, 2015, the Company amended certain agreements relating to the development and commercialization of the Company’s FOSSL technology by Philips. The amendment, among other things, extinguishes the Company’s rights to re-acquire certain licenses in exchange for a reduction in the amount of royalties due between the parties.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Document

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-3 (File No. 333-205122) filed with the SEC on June 19, 2015.

10.1**	Amendment No. 2 to Extended Joint Development Agreement, Patent and Technology License and Purchase Agreement and Sublicense Agreement, by and between the Registrant, Koninklijke Philips Electronics, N.V., Philips Medical Systems Nederland B.V. and ECL7, LLC dated August 5, 2015.

10.2	Non-Employee Director Compensation Arrangement, effective as of January 1, 2015.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached hereto as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2015	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2015	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)