Form 10-Q
period 2015-09-30
HANSEN MEDICAL INC
filed 2015-11-09
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33151
___________________________________
HANSEN MEDICAL, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	14-1850535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 East Middlefield Road, Mountain View, CA 94043
(Address of Principal Executive Offices) (Zip Code)
(650) 404-5800
(Registrant’s telephone number, including area code)
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 18,872,623.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,882	$24,528
Short-term investments	1,306	1,973
Accounts receivable, net of allowance of $49 as of September 30, 2015 and $0 as of December 31, 2014	3,342	5,121
Inventories	11,030	11,492
Prepaids and other current assets	1,701	1,678
Total current assets	46,261	44,792
Property and equipment, net	2,475	2,328
Restricted cash	5,368	5,376
Other assets	601	1,179
Total assets	$54,705	$53,675
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933	$2,534
Accrued liabilities	2,931	4,942
Current portion of deferred revenue	2,705	3,422
Total current liabilities	6,569	10,898
Deferred rent, net of current portion	290	366
Deferred revenue, net of current portion	76	105
Long-term debt	34,833	34,385
Other long-term liabilities	76	152
Total liabilities	41,844	45,906
Commitments and contingencies (Note 7)
Preferred stock, par value $0.0001, 10,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; zero shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Common stock, par value $0.0001:
Authorized: 30,000 shares; issued and outstanding: 18,872 and 13,326 shares at September 30, 2015 and December 31, 2014, respectively *	19	13
Additional paid-in capital	455,636	414,361
Accumulated other comprehensive income (loss)	(405)	305
Accumulated deficit	(442,389)	(406,910)
Total stockholders’ equity	12,861	7,769
Total liabilities, preferred stock and stockholders’ equity	$54,705	$53,675
*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$1,822	$2,620	$7,973	$10,490
Service	1,361	1,257	4,096	3,973
Total revenues	3,183	3,877	12,069	14,463
Cost of revenues:
Product	2,127	2,462	7,889	9,489
Service	852	714	2,462	1,973
Total cost of revenues	2,979	3,176	10,351	11,462
Gross profit	204	701	1,718	3,001
Operating expenses:
Research and development	3,657	4,905	10,991	14,129
Selling, general and administrative	5,446	7,158	18,581	24,465
Total operating expenses	9,103	12,063	29,572	38,594
Loss from operations	(8,899)	(11,362)	(27,854)	(35,593)
Warrant exchange and change in fair value of warrant liability	—	(2,914)	(2,993)	(2,914)
Interest and other expense, net	(1,329)	(1,313)	(3,797)	(3,784)
Loss before income taxes	(10,228)	(15,589)	(34,644)	(42,291)
Income tax expense	1	(5)	(23)	(38)
Net loss	(10,227)	(15,594)	(34,667)	(42,329)
Beneficial conversion feature of Series A convertible preferred stock	—	—	(20,224)	—
Cumulative dividend on Series A convertible preferred stock	—	—	(812)	—
Net loss attributable to common stockholders	$(10,227)	$(15,594)	$(55,703)	$(42,329)
Basic and diluted net loss per share *	$(0.54)	$(1.30)	$(3.44)	$(3.78)
Shares used to compute basic and diluted net loss per share *	18,879	12,023	16,193	11,192

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares *	Amount
Balances, December 31, 2014	—	$—	13,326	$13	$414,361	$305	$(406,910)	$7,769
Issuance of common stock under equity incentive plan	—	—	—	—	3	—	—	3
Issuances of common stock from restricted stock units	—	—	24	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	—	—	(26)	—	—	(26)
Issuance of common stock under employee stock purchase plan	—	—	24	—	165	—	—	165
Employee share-based compensation expense	—	—	—	—	2,875	—	—	2,875
Issuance of Series A convertible preferred stock, net of issuance cost	54	19,678	—	—	—	—	—	—
Cumulative dividend on Series A convertible preferred stock	—	812	—	—	—	—	(812)	(812)
Conversion of Series A convertible preferred stock to common stock	(54)	(812)	5,510	6	812	—	—	818
Retirement of treasury shares	—	—	(12)	—	—	—	—	—
Reclassification of issuance cost for Series A convertible preferred stock offering to equity	—	546	—	—	(546)	—	—	(546)
Beneficial conversion feature of Series A convertible preferred stock	—	(20,224)	—	—	20,224	—	—	20,224
Reclassification of warrant liability to equity	—	—	—	—	17,768	—	—	17,768
Net loss	—	—	—	—	—	—	(34,667)	(34,667)
Change in unrealized loss on investments	—	—	—	—	—	(658)	—	(658)
Translation adjustments	—	—	—	—	—	(52)	—	(52)
Balances, September 30, 2015	—	$—	18,872	$19	$455,636	$(405)	$(442,389)	$12,861

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(10,227)	$(15,594)	$(34,667)	$(42,329)
Other comprehensive loss, net:
Change in unrealized gain (loss) on investments	(114)	15	(658)	(27)
Foreign currency translation adjustment	32	(29)	(52)	(10)
Change in other comprehensive loss	(82)	(14)	(710)	(37)
Comprehensive loss	(10,309)	(15,608)	(35,377)	(42,366)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,667)	$(42,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	2,029
Stock-based compensation	2,875	2,295
Payment-in-kind interest on loan	788	765
Amortization of deferred finance costs and discount on debt	290	—
Warrant exchange and change in fair value of warrant liability	2,993	2,914
Provision (recovery) of doubtful accounts	49	(100)
Inventory write-off	349	—
Gain from sales of property and equipment	(36)	—
Loss on sale of financing receivable	—	19
Changes in operating assets and liabilities:
Accounts receivable	1,731	906
Inventories	(592)	(264)
Deferred cost of revenues	76	27
Prepaids and other current assets	(99)	(154)
Other long-term assets	(52)	1,653
Accounts payable	(1,601)	(802)
Accrued liabilities	(2,011)	659
Deferred revenue	(746)	(141)
Other long-term liabilities	(152)	(41)
Net cash used in operating activities	(30,028)	(32,564)
Cash flows from investing activities:
Purchase of property and equipment	(220)	(420)
Proceeds from sales of property and equipment	36	—
Change in restricted cash	8	5
Net cash used in investing activities	(176)	(415)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	35,000	—
Proceeds from exercise of Series A warrants	—	14,000
Proceeds from exercise of Series B and C warrants	—	23,100
Costs related to issuance of Series A convertible preferred stock and common stock	(546)	(151)
Proceeds from exercise of common stock options	3	2,586
Proceeds from employee stock purchase plan	165	293
Withholding taxes paid on vested restricted stock units	(21)	(620)
Net cash provided by financing activities	34,601	39,208
Effect of exchange rate changes on cash and cash equivalents	(43)	—
Net increase in cash and cash equivalents	4,354	6,229
Cash and cash equivalents at beginning of period	24,528	27,995
Cash and cash equivalents at end of period	$28,882	$34,224
Supplemental disclosure of:
Cash paid for interest	$2,890	$2,803
Non-cash investing and financing activity:
Equipment transfer from inventories to property and equipment	$705	$—
Cumulative dividend on Series A convertible preferred stock	$812	$—
Beneficial conversion feature of Series A convertible preferred stock	$20,224	$—
Issuance of Series E Warrants	$14,775	$—
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
Need to Raise Additional Capital
These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $442.4 million. The Company expects such losses to continue as it commercializes its technologies and develops new applications and products.
The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its MagellanTM Robotic System (“Magellan System”), and its projected revenue is heavily dependent on a successful commercialization of this system and Sensei® Robotic System (“Sensei System”). In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC (“White Oak”), which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments and the remaining $2.0 million in eligible accounts receivable. In addition, White Oak also requires that the Company’s investment in a Certificate of Deposit, along with the investment in Luna Innovations, Inc., to be restricted subject to lenders’ control.
On March 11, 2015, the Company raised $35.0 million in gross proceeds from the sale of Series A convertible preferred stock and a related issuance of Series E warrants (“Series E Warrants”) to purchase common stock (see Note 9). As of September 30, 2015, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $35.6 million. The Company anticipates that its existing available capital resources as of September 30, 2015 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to obtain sufficient additional funding to satisfy its current and longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, nor can the Company guarantee that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current and longer term needs, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions, and will consider the implementation of additional cost reductions if and as circumstances warrant. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Reverse Split of Common Stock
On May 12, 2015, at the Annual Meeting of Stockholders of the Company, the stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation (the "Certificate") to effect, at the discretion of the Company’s Board of Directors (the "Board"), a reverse stock split of the Company’s common stock whereby each outstanding four, six, eight or ten shares would be combined into one share of common stock and a proportional reduction in the number of authorized shares of common stock. On September 18, 2015, the Board approved a reverse stock split of the Company’s outstanding shares of common stock at a ratio of one-for-ten and the related amendment to the Certificate providing for the combination of each outstanding ten shares of Company common stock into one share of Company common stock. The amendment to the Certificate was filed with the Secretary of State of the State of Delaware on September 22, 2015, decreasing the Company’s authorized common stock from 300,000,000 to 30,000,000. Historical share information presented in the accompanying financial statements has been retroactively adjusted to reflect this reverse stock split.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company had two customers who constituted 26% and 17%, respectively, of the Company’s accounts receivable at September 30, 2015. The Company had four customers who constituted 26%, 14%, 12% and 12%, respectively, of the Company’s net accounts receivable at December 31, 2014. As of September 30, 2015, the Company has not experienced any significant losses on its accounts receivable.
Two customers accounted for 17% and 13%, respectively, of total revenues during the three months ended September 30, 2015. Three customers accounted for 19%, 14% and 11%, respectively, of total revenues during the three months ended September 30, 2014. Three customers, all accounted for 10% of total revenues during the nine months ended September 30, 2015. One customer accounted for 18% of total revenues during the nine months ended September 30, 2014.

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

•
Risk-Free Interest Rate. The risk-free interest rate that the Company uses in the BSM option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option grants. For ESPP grants, the Company uses the 6-month Constant Maturity Treasury rate.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the previously issued guidance ASU 2014-09 by one year for public business entities. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods beginning thereafter, with early adoption permitted. The Company has been assessing the going concern issue since 2010 on an interim and annual basis and is currently assessing whether this new guidance will have an impact on the Company’s consolidated financial statements or footnotes.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Under current guidance, an entity reports debt issuance costs in the balance sheet as deferred charges (i.e. as an asset). For public companies, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Entities would apply the new guidance retrospectively to all prior periods. The Company is currently assessing the impact of the adoption of ASU 2015-03 on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company does not expect the adoption of this accounting standard update to impact its consolidated financial statements.
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
The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):
Cash, Cash Equivalents, Short-term Investments and Restricted Cash

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and cash Equivalents	Short-term Investments	Restricted Cash
September 30, 2015:
Cash	$3,918	$—	$—	$3,918	$3,918	$—	$—
Money market funds	30,332	—	—	30,332	24,964	—	5,368
Corporate equity securities	1,572	—	(266)	1,306	—	1,306	—
	$35,822	$—	$(266)	$35,556	$28,882	$1,306	$5,368
December 31, 2014:
Cash	$3,586	$—	$—	$3,586	$3,586	$—	$—
Money market funds	26,318	—	—	26,318	20,942	—	5,376
Corporate equity securities	1,572	401	—	1,973	—	1,973	—
	$31,476	$401	$—	$31,877	$24,528	$1,973	$5,376
Fair Value Measurements
The fair value hierarchy of the Company’s assets that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
September 30, 2015:
Money market funds	$30,332	$—	$—	$30,332
Corporate equity securities	1,306	—	—	1,306
	$31,638	$—	$—	$31,638
December 31, 2014:
Money market funds	$26,318	$—	$—	$26,318
Corporate equity securities	1,973			1,973
	$28,291	$—	$—	$28,291
Investment instruments valued using Level 1 inputs include the Company’s money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement.
The Company periodically assesses whether significant facts and circumstances have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and nine months ended September 30, 2015.
The changes in Level 3 liabilities measured at fair value on a recurring basis was as follow (in thousands):

Level 3 Input for Nine Months Ended September 30, 2015
(In thousands)
Balance at December 31, 2014	$—
Additions at March 11, 2015	(14,776)
Change in fair value of warrant liability	(2,993)
Reclassification to additional paid-in capital	17,769
Balance at September 30, 2015	$—
Warrant Liability
In connection with the issuance of Series A convertible preferred stock on March 11, 2015, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the date of issuance, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. The Series E Warrants were not exercisable until receipt of stockholder approval to among other things increase the number of authorized shares of common stock of the Company. The proposal relating to such approval was presented and received the stockholder approval at the 2015 Annual Meeting of Stockholders of the Company held on May 12, 2015 (the “Requisite Stockholder Approval”). As a result of the contingency which was deemed outside the Company’s control, such Series E Warrants did not originally meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance of $14.8 million. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company recorded the change in fair value of $3.0 million in other income (expense) on the condensed consolidated statements of operations for the nine months ended September 30, 2015.
Upon receipt of Requisite Stockholder Approval, all criteria for the Series E Warrants to be classified as equity were met. Using the BSM model with an exercise price of $9.75 per share for the Series E Warrants, the Company reclassified the warrant liability of $17.8 million, representing the fair value of the Company’s warrant liability as of the Requisite Stockholder Approval date, to additional paid-in capital. See Note 9 for further information regarding the Company’s 2015 private placement of Series A convertible preferred stock and Series E Warrants. All of the Series E Warrants are currently issued and outstanding as of September 30, 2015.
Long-term Debt
The fair value of the Company’s long-term debt was estimated to be $34.6 million as of September 30, 2015 and $34.2 million as of December 31, 2014 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitute Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.
4. Balance Sheet Components
Inventories (in thousands)

	September 30, 2015	December 31, 2014
Raw materials	$4,652	$4,996
Work in process	3,699	4,571
Finished goods	2,679	1,925
Total Inventories	$11,030	$11,492
Property and equipment, net (in thousands)

	September 30, 2015	December 31, 2014
Furniture and leasehold improvements	$11,266	$11,455
Laboratory equipment	12,121	11,374
Computer equipment and software	2,956	2,911
	26,343	25,740
Less: Accumulated depreciation and amortization	(23,868)	(23,412)
Property and equipment, net	$2,475	$2,328
Accrued liabilities (in thousands)

	September 30, 2015	December 31, 2014
Accrued salaries, commission, bonus and benefits	$1,480	$2,835
Accrued royalties	378	594
Accrued legal and other professional fees	333	169
Tax accruals	280	274
Clinical related accruals	109	394
Other accrued expenses	351	676
Accrued liabilities	$2,931	$4,942
5. Agreements with Intuitive Surgical
In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive Surgical”), under which Intuitive Surgical paid the Company a $20.0 million licensing fee, and entered into a stock purchase agreement to buy 529,101 shares of the Company’s common stock for an aggregate purchase price of $10.0 million. The amendment of the license agreement updated the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive Surgical’s co-exclusive rights extended to include intellectual property rights filed or conceived by the Company in the non-vascular space subsequent to the original 2005 agreement through October 26, 2015. The Company retained the right to use its intellectual property for all clinical applications, both vascular and non-vascular. The Company previously concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment was de minimis and therefore the $20.0 million upfront payment for the licensing of intellectual property was recognized in the statement of operations in fiscal year 2012. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet in 2012. The term of the intellectual property capture period expired on October 26, 2015. The cross-licenses and royalty obligations remain in effect.

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For the three months ended September 30, 2015 and 2014, the Company incurred an immaterial amount of cost related to the royalty obligations to Intuitive Surgical. For both the nine months ended September 30, 2015 and 2014, the Company incurred royalty obligations to Intuitive Surgical of $0.2 million.
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

Under the terms of the Amended Agreements, the Company continues to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and vascular catheters. For the three months ended September 30, 2015 and 2014, the Company incurred zero and $0.1 million, respectively, of cost related to the royalty obligations to Philips. For the nine months ended September 30, 2015 and 2014, the Company incurred royalty obligations to Philips of $0.7 million and $0.7 million, respectively.
7. Commitments and Contingencies
Operating Lease and Rental Commitments
The Company leases its office and laboratory facilities in Mountain View, California under an operating lease which expires in January 2020, with an option to extend the lease for another five years. The Company also rents office space in London, England under an office rental agreement that ends in April 2016.
As of September 30, 2015, future minimum payments under the lease and rental are as follows (in thousands):

Years Ending December 31,	Future Minimum Lease Payments
2015 (remainder of year)	$564
2016	2,202
2017	2,216
2018	2,282
2019	1,759
Total	$9,023
Rent expense on a straight-line basis was $0.7 million for both the three months ended September 30, 2015 and 2014 and $2.1 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Other Royalty Obligations
The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. (“Mitsubishi”), which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. The Company incurred cost in the amount of $14,000 and $20,000, respectively, related to the royalty obligations to Mitsubishi for the three months ended September 30, 2015 and 2014. Royalty obligations to Mitsubishi for the nine months ended September 30, 2015 and 2014 were $63,000 and $87,000, respectively.
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
8. Long-term Debt

White Oak Loan
In July 2013, the Company executed a secured term loan agreement with White Oak, as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, the Company incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the loan and security agreement. The Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended September 30, 2015 and 2014. The Company recognized expense of $0.3 million for the amortization of debt issuance costs related to the White Oak loan for each of the nine months ended September 30, 2015 and 2014.
The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally pledged to the lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in eligible accounts receivable. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the loan and security agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2015, the Company was in compliance with all financial covenants.
Future minimum payments due on the debt as of September 30, 2015 are as follows (in thousands):

Years Ending December 31,
2015 (remainder of year)	$989
2016	4,009
2017	41,781
Total remaining payments	46,779
Less: Amount representing interest	(11,946)
34,833
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$34,833
9. Convertible Preferred Stock, Common Stock and Warrants

2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants
On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 5,509,492 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $20.2 million for a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. The beneficial conversion feature and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss allocable to common stockholders.
As part of the Purchase Agreement, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the issuance date, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside the Company’s control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was $14.8 million upon issuance. Once the Requisite Stockholder Approval was obtained on May 12, 2015, there was sufficient authorized shares underlying the warrants and the exercise price was fixed at $9.75 per share such that the variable number of shares that could be issued became fixed. As a result, all criteria for classification of the Series E Warrants as equity were met. The Company reclassified the warrant liability amounting to $17.8 million to additional paid-in capital, which equals to the fair value of the Company’s warrant liability on May 12, 2015. The change in fair value of $3.0 million was recorded in other income (expense) on the condensed consolidated statements of operations for the nine months ended September 30, 2015.
The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an addition to the paid-in capital on the condensed consolidated balance sheets.
2014 Warrant Exchange
On July 30, 2014, the Company entered into a definitive agreement (the “Exchange Agreement”) with certain warrant holders to cancel and exchange (the “Exchange”) an aggregate of 1,022,117 of the Company’s outstanding Series B Warrants and an aggregate of 1,022,117 of the Company’s outstanding Series C Warrants. In exchange, the Company issued warrants (the “Exchange Warrants”) to purchase an aggregate of 2,672,837 shares of common stock. The Exchange was completed in August 2014.
The Exchange Warrants are comprised of the following two tranches: (a) Series B/C exchange warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 2,044,235 shares of common stock, with an exercise price equal to $11.30 per share, the NASDAQ consolidated closing bid price for the common stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D warrants (“Series D Warrants”) exercisable for an aggregate of 628,602 shares of common stock, with an exercise price per share equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to the Company of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and, if fully exercised, would result in additional gross proceeds to the Company of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.
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
2013 Private Placement Transaction
On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 2,845,528 shares of its common stock at a per share price of $12.30 and warrants to purchase an aggregate of 3,414,634 shares of common stock at a per warrant price of $1.25 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $12.30 per share (the “Series A Warrants”); Series B warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $15.00 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $20.00 per share (the “Series C Warrants”). The Series A Warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares (which occurred in November 2013) and the purchasers agreed not to transact in any shares of the Company’s common stock for a one year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A Warrants for 1.1 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.
10. Stock-based Compensation
On September 22, 2015, the Company effected a reverse stock split of its common stock by a ratio of 1-for-10 (the “ Reverse Split”). As a result of the Reverse Split every ten outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the Reverse Split. A stockholder who would otherwise have been entitled to receive a fractional share of common stock received a cash payment equal to the closing sales price of the Company’s common stock on September 22, 2015 as reported on the NASDAQ times the amount of the fractional share. The Reverse Split also changed the number of shares of common stock that the Company is authorized to issue from 300,000,000 to 30,000,000 but did not change the par value of the Company’s common or preferred stock or the number of authorized shares of preferred stock. The Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock issuable upon the vesting of restricted stock units. All of the information in these financial statements has been presented to reflect the impact of the 1-for-10 Reverse Split on a retroactive basis.
Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$128	$84	$302	$191
Research and development	345	254	880	656
Selling, general and administrative	630	542	1,693	1,448
Total	$1,103	$880	$2,875	$2,295

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
No stock options were granted under the 2006 Equity Incentive Plan for the three months ended September 30, 2015 and 2014. The estimated grant date fair values of the employee stock options under the 2006 Equity Incentive Plan for the nine months ended September 30, 2015 and 2014 were calculated using the following weighted average assumptions:

Employee Stock Options:	Nine Months Ended September 30,
	2015	2014
Expected volatility	73%	73%
Risk-free interest rate	1.3%	1.2%
Expected term (in years)	4.13	4.26
Expected dividend rate	—%	—%
The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following weighted average assumptions:

Employee Stock Purchase Plan:	Three and Nine Months Ended September 30,
	2015	2014
Expected volatility	78%	106%
Risk-free interest rate	0.07%	0.10%
Expected term (in years)	0.5	0.5
Expected dividend rate	—%	—%
Stock Option and Equity Incentive Plans
The following table summarizes the option activity for the nine month period ended September 30, 2015:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2014	919	$16.88	7.8	$—
Options granted	91	$9.18
Options exercised	(1)	$5.23		$2
Options cancelled	(120)	$35.06		$23
Balance at September 30, 2015	889	13.80	7.7	$—
Options vested at September 30, 2015	292	$22.41	5.5	$—
Options vested and expected to vest at September 30, 2015	729	$14.41	7.5	$—
The total fair value of options that vested in the three months ended September 30, 2015 and 2014 was $0.3 million and $0.4 million, respectively. The total fair value of options that vested in the nine months ended September 30, 2015 and 2014 was $1.1 million and $1.4 million, respectively.
As of September 30, 2015, total unamortized stock-based compensation related to unvested stock options was $2.2 million, with a weighted-average remaining recognition period of 2.22 years.
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in the three months ended September 30, 2015 and 2014 was $0 and immaterial, respectively. The total intrinsic value of stock options exercised in the nine months ended September 30, 2015 and 2014 was $2,000 and $0.6 million, respectively.
Restricted stock unit activity for nine month period ended September 30, 2015 is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2014	84	$18.02
Awarded	563	$8.99
Vested	(24)	$14.50
Cancelled	(49)	$11.95
Balance at September 30, 2015	574	$9.83
The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in the three months ended September 30, 2015 and 2014 was $0.1 million and zero, respectively. The total fair value of shares vested pursuant to restricted stock units in the nine months ended September 30, 2015 and 2014 was $0.3 million and $2.0 million, respectively. As of September 30, 2015, total unamortized stock-based compensation related to unvested restricted stock units was $1.6 million, with a weighted-average remaining recognition period of 2.25 years.
For the nine months ended September 30, 2015, the Company has granted 318,721 PSUs to executives and employees in-lieu of cash bonuses with vesting based on the Company’s 2015 corporate goals and department goals over the vesting period of 1 year. Each PSU represents the right to receive one share of the Company’s common stock upon the vesting of such PSU, and is subject to the terms of the Company’s 2006 Equity Incentive Plan. Any PSUs not vesting on a vesting date due to the Company’s corporate goals and department goals for the fiscal year 2015 not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $2.9 million. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved. For the three and nine months ended September 30, 2015, the Company recognized stock-based compensation related to PSUs of $0.5 million and $1.2 million, respectively.
As of September 30, 2015, 205,250 shares of common stock were available for grant under the 2006 Equity Incentive Plan.
11. Income Taxes
The Company’s tax provision for the nine months ended September 30, 2015 and 2014 was $23,000 and $38,000, respectively, which primarily consist of foreign taxes. The Company currently has uncertain tax positions in the amount of $4.4 million, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(10,227)	$(15,594)	$(34,667)	$(42,329)
Beneficial conversion feature of Series A convertible preferred stock	—	—	(20,224)	—
Cumulative dividend on Series A convertible preferred stock	—	—	(812)	—
Net loss attributable to common stockholders	$(10,227)	$(15,594)	$(55,703)	$(42,329)
Weighted average shares used to compute basic and diluted net loss per share	18,879	12,023	16,193	11,192
Basic and diluted net loss per share	$(0.54)	$(1.30)	$(3.44)	$(3.78)
The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per common share due to the anti-dilutive affect they would have for each period presented (in thousands):

	September 30,
	2015	2014
Stock options outstanding	889	546
Unvested restricted stock units	574	74
Estimated shares issuable under the employee stock purchase plan	63	29
Warrants	6,079	927
13. Accumulated Other Comprehensive Income (Loss)
The component of accumulated other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Unrealized Gain (Losses) on Securities	Foreign Currency Translation Gain (Losses)	Total
Three Months Ended September 30, 2015:
Beginning balance	$(152)	$(171)	$(323)
Net current-period other comprehensive gain (loss)	(114)	32	(82)
Ending balance	$(266)	$(139)	$(405)
Three Months Ended September 30, 2014:
Beginning balance	$331	$6	$337
Net current-period other comprehensive gain (loss)	15	(29)	(14)
Ending balance	$346	$(23)	$323

	Unrealized Gain (Losses) on Securities	Foreign Currency Translation Gain (Losses)	Total
Nine Months Ended September 30, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(658)	(52)	(710)
Ending balance	$(266)	$(139)	$(405)
Nine Months Ended September 30, 2014:
Beginning balance	$373	$(13)	$360
Net current-period other comprehensive loss	(27)	(10)	(37)
Ending balance	$346	$(23)	$323

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
The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$1,588	$1,833	$5,186	$6,504
International	1,595	2,044	6,883	7,959
Total	$3,183	$3,877	$12,069	$14,463
Revenues are attributed to countries based on the location of the customer. Revenues in the United States, Italy and Belgium each accounted for 10% or more of total revenues for the three months ended September 30, 2015 at 50%, 17% and 12%, respectively. Revenues in the United States, China and Italy each accounted for 10% or more of total revenues for the nine months ended September 30, 2015 at 43%, 11% and 10%, respectively. Revenues in the United States and Japan each accounted for 10% or more of total revenues for the three months ended September 30, 2014 at 47% and 19%, respectively. Revenues in the United States and Japan each accounted for 10% or more of total revenues for the nine months ended September 30, 2014 at 45% and 18%, respectively.
The majority of the Company’s long-lived assets are located in the United States.
15. Subsequent Event
In November 2015, the Company announced that it was initiating a restructuring plan (the “Plan”) to reduce non-R&D related headcount, which includes the consolidation of back-office operations and office relocation. The Plan is expected to improve cash flow in the short-term and to allow for further investment in new technology and new markets. When fully implemented, the Plan is expected to generate cost savings and reduce the amount of revenue required to reach a break-even point for the Company.

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
Physicians performed approximately 752 procedures in the third quarter of 2015, compared to 749 procedures over the same period in the prior year. The Company experienced an increase in the number of vascular-related procedures, with approximately 110 procedures performed in the third quarter of 2015, up by 100% compared to the same period in the prior year.
In July 2015, we received FDA clearance to market our Magellan 10Fr Robotic Catheter in the U.S. We previously received CE Mark clearance for our Magellan 10Fr Robotic Catheter in April 2015.
From inception to September 30, 2015, we have incurred losses totaling approximately $442.4 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the public and private sale of equity securities, the issuance of debt, partnering and the licensing of intellectual property. In March 2015, we raised $35.0 million from a private placement of 53,846 shares of Series A convertible preferred stock for $650 per share. All 53,846 shares of the Series A preferred stock were converted into 5,509,492 shares of common stock on May 12, 2015. The proceeds from this transaction will be used to support Hansen Medical’s commercialization efforts with the Magellan System, drive further adoption of the Sensei System and strengthen our operations. The investors also received Series E Warrants to purchase 5,384,600 shares of common stock, at an exercise price of $9.75 per share with an exercise period of two years from the date of issuance. The additional proceeds from the exercise of Series E Warrants, if and when exercised, could total up to an additional $52.5 million of proceeds.

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
Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the nine months ended September 30, 2015.
Results of Operations
Comparison of the quarter ended September 30, 2015 to the quarter ended September 30, 2014:
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

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$1,822	$2,620	$(798)	(30)%
Service	1,361	1,257	104	8%
Total revenues	$3,183	$3,877	$(694)	(18)%
We generated total revenues of $3.2 million in the three months ended September 30, 2015, a decrease of $0.7 million compared to $3.9 million in the three months ended September 30, 2014. We shipped two Magellan Systems in the third quarter of 2015 compared to two Magellan Systems and two Sensei System shipped in the three months ended September 30, 2014. Of the four systems shipped in the three months ended September 30, 2014, two were recognized as revenue and the other two were shipped as clinical evaluation units. We sold 688 catheters in the three months ended September 30, 2015, a decrease of 4% compared to 714 catheters sold in the three months ended September 30, 2014.
Service revenue in the third quarter of 2015 slightly increased compared to the same period in 2014 primarily due to higher revenue recognized from install base renewals.
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

(Dollars in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Product	$2,127	$2,462	$(335)	(14)%
Service	852	714	138	19%
Total cost of revenues	$2,979	$3,176	$(197)	(6)%
As a percentage of revenues	94%	82%
Gross profit	$204	$701	$(497)	(71)%
As a percentage of revenues	6%	18%
Gross profit for the third quarter of 2015 was $0.2 million or 6% of revenues, compared to $0.7 million or 18% of revenues in the third quarter of 2014. The decrease in gross profit as a percentage of revenues was primarily due to one system shipped with extended payment terms in the third quarter of 2015. For a sale with extended payment terms, we recognize revenue when due and payable but record the full cost for the system at the time of sale.
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

(Dollars in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Research and development	$3,657	$4,905	$(1,248)	(25)%
Research and development expenses in the third quarter of 2015 were lower compared to the third quarter of 2014 primarily due to a $0.5 million decrease in overall employee compensation and related costs due to lower headcount, a $0.4 million decrease in expenses associated with prototype materials due to delayed R&D projects and a $0.2 million decrease in consulting costs. We are committed to further expand and grow the utility of our robotic platforms and expect to continue to make substantial investments in research and development.
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

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Selling, general and administrative	$5,446	$7,158	$(1,712)	(24)%
Selling, general and administrative expenses decreased $1.7 million in the third quarter of 2015 compared to the third quarter of 2014 due to an overall reduction in corporate cost initiatives as we continue to reduce our operating expenses. The decrease was primarily due to a $0.8 million decrease in overall employee compensation and related costs due to lower headcount, a $0.4 million decrease in depreciation expenses and a $0.4 million decrease in consulting costs and travel expenses.
Warrant Exchange
We recorded a warrant expense of $3.0 million for the three months ended September 30, 2014, which resulted from incremental fair value charges for a warrant exchange transaction. There was no such transaction during the three months ended September 30, 2015.

Interest and Other Expense, net

(Dollars in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Interest and other expense, net	$1,329	$1,313	$16	1%
Interest and other expense, net for the third quarter of 2015 and 2014 are comparable, and primarily represent interest expense on our outstanding loan with White Oak Global Advisors, LLC (“White Oak”).
Income Tax Expense

(Dollars in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Income tax expense	$(1)	$5	$(6)	(120)%
Income tax expense for the third quarter of 2015 and 2014 primarily represents taxes in foreign jurisdictions.
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014:
Revenues

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Product	$7,973	$10,490	$(2,517)	(24)%
Service	4,096	3,973	123	3%
Total revenues	$12,069	$14,463	$(2,394)	(17)%
Product revenue in the first nine months of 2015 consisted of revenue for seven Magellan Systems and 2,417 catheters. Product revenue in the first nine months of 2014 included the recognition of revenue for six Magellan Systems and three Sensei Systems, and 2,327 catheters. The decrease in product revenue was primarily due to fewer systems sold in the first nine months of 2015. Service revenue in the first nine months of 2015 and 2014 are comparable.
Cost of Revenues and Gross Profit

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Product	$7,889	$9,489	$(1,600)	(17)%
Service	2,462	1,973	489	25%
Total cost of revenues	$10,351	$11,462	$(1,111)	(10)%
As a percentage of revenues	86%	79%
Gross profit	$1,718	$3,001	$(1,283)	(43)%
As a percentage of revenues	14%	21%
Gross profit in the first nine months of 2015 was $1.7 million or 14% of revenues, compared to $3.0 million or 21% of revenues in the first nine months of 2014. The decrease in the gross profit margin was driven by lower system unit volume sales, which yields a higher gross profit margin, in the first nine months of 2015 and one system shipped with extended payment terms in the third quarter of 2015. For a sale with extended payment terms, we recognize revenue when due and payable but record the full cost for the system at the time of sale.

Operating Expenses
Research and Development

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Research and development	$10,991	$14,129	$(3,138)	(22)%
Research and development expenses in the first nine months of 2015 were lower compared to the first nine months of 2014, primarily due to a $1.0 million decrease in overall employee compensation and related costs due to lower headcount, a $1.0 million decrease in expenses associated with clinical trials and prototype materials expenses, a $0.6 million decrease in consulting costs and $0.5 million decrease in overhead allocation.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Selling, general and administrative	$18,581	$24,465	$(5,884)	(24)%
Selling, general and administrative expenses decreased $5.9 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a $3.0 million decrease in overall employee compensation and related costs due to lower headcount, a $1.2 million decrease in depreciation expense, a $0.7 million decrease in consulting costs and a $0.6 million decrease in recruiting expenses.
Warrant Exchange and Change in Fair Value of Warrant Liability
The Company recorded a warrant expense of $3.0 million for the first nine months ended September 30, 2015 and 2014, which resulted from a change in fair value of warrant liability in 2015 and incremental fair value changes for a warrant exchange transaction in 2014.
Interest and Other Expense, net

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Interest and other expense, net	$3,797	$3,784	$13	0%
Interest and other expense, net in the first nine months of 2015 and 2014 are comparable, and primarily represent interest expense on our outstanding loan with White Oak.
Income Tax Expense

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Income tax expense	$23	$38	$(15)	(39)%
Income tax expense in the first nine months of 2015 and 2014 primarily represents taxes in foreign jurisdictions.
Liquidity and Capital Resources
Historical Financing Activities
We have incurred significant losses since our inception in September 2002 and, as of September 30, 2015, we had an accumulated deficit of $442.4 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing, interest earned on investments and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 478,500 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 529,101 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 2,845,528 shares of our common stock, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 4,043,236 shares of our common stock and through September 30, 2015, a total of 3,182,446 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million. In March 2015, we sold 53,846 shares of Series A convertible preferred stock, all of which were converted into 5,509,492 shares of common stock on May 12, 2015, resulting in approximately $35.0 million of proceeds. In connection with the March 2015 financing, we issued Series E Warrants to purchase an aggregate of 5,384,600 shares, all of which remain outstanding as of September 30, 2015 at an exercise price of $9.75 per share.
White Oak Loan
In July 2013, we executed a secured term loan agreement with White Oak as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, we incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. We recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended September 30, 2015 and 2014. We recognized expense of $0.3 million for the amortization of debt issuance costs related to the White Oak loan for each of the nine months ended September 30, 2015 and 2014.
The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in eligible accounts receivable. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. As of September 30, 2015, we were in compliance with all financial covenants.
Equity Transactions
On July 30, 2013, we entered into a securities purchase agreement to sell an aggregate of 2,845,528 shares of our common stock at a per share price of $12.30 and warrants to purchase an aggregate of 3,414,634 shares of common stock at a per warrant price of $1.25 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $12.30 per share (the “Series A Warrants”); Series B warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $15.0 per share (the “Series B Warrants”); and Series C warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $20.0 per share (the “Series C Warrants”). The Series A Warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S.,

which occurred in February 2014. The financing resulted in gross proceeds to us of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, we entered into an investor rights agreement with the purchasers of the shares and warrants in which we agreed to file a registration statement covering resales of the shares (which occurred in November 2013) and the purchasers agreed not to transact in any shares of our common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A Warrants for 1.1 million shares of our common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to our achievement of a regulatory milestone as set forth in the Series A Warrants.
On July 30, 2014, we entered into a definitive agreement (the “Exchange Agreement”) with certain warrant holders to cancel and exchange (the “Exchange”) an aggregate of 1,022,117 of our outstanding Series B Warrants and an aggregate of 1,022,117 of our outstanding Series C Warrants. In exchange, we issued warrants (the “Exchange Warrants”) to purchase an aggregate of 2,672,837 shares of common stock. The Exchange was completed in August 2014.
The Exchange Warrants are comprised of the following two tranches: (a) Series B/C exchange warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 2,044,235 shares of common stock, with an exercise price equal to $11.30 per share, the NASDAQ consolidated closing bid price for the common stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D warrants (“Series D Warrants”) exercisable for an aggregate of 628,602 shares of common stock, with an exercise price per share equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to us of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to us of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.
On March 11, 2015, we raised $35.0 million in gross proceeds from the sale of 53,846 shares of Series A convertible preferred stock at a per share price of $650. The Series A convertible preferred stock was converted into 5,509,492 shares of common stock. The number of shares of common stock issued were equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The conversion of the Series A convertible preferred stock occurred automatically upon receipt of Requisite Stockholder Approval on May 12, 2015 and the dividends included in the conversion formula were recorded as an increase to the carrying value of Series A convertible preferred stock when declared on May 12, 2015. The proceeds from this transaction will be used to support our commercialization efforts with the Magellan System, drive further adoption of the Sensei System and strengthen our operations.
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
Investors also received Series E Warrants to purchase 5,384,600 shares of common stock with an exercise period of two years from the date of issuance at an exercise price of $9.75 per share.
Sources and Uses of Cash
Cash flow activity in the first nine months of 2015 and 2014, respectively, is summarized as follows:

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash used in operating activities	$(30,028)	$(32,564)
Cash used in investing activities	(176)	(415)
Cash provided by financing activities	34,601	39,208
Operating Activities

Net cash used in operating activities in the first nine months of 2015 of $30.0 million primarily reflects the net loss of $34.7 million, exclusive of $8.1 million non-cash charges, primarily in the form of change in fair value of warrant liability, depreciation and amortization, stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt. The net loss adjusted for non-cash charges was increased by a $3.4 million change in operating assets and liabilities, primarily by a $1.6 million decrease in accounts payable, $2.0 million decrease in accrued liabilities and $0.7 million decrease in deferred revenue, partially offset by cash arising from customer collections resulting in a $1.7 million decrease in accounts receivable.
Net cash used in operating activities in the first nine months of 2014 of $32.6 million primarily reflects the net loss of $42.3 million, exclusive of $7.9 million non-cash charges, primarily in the form of depreciation and amortization and stock-based compensation, a warrant exchange charge and payment-in-kind interest on loan. The net loss adjusted for non-cash charges was offset by $1.8 million change in operating assets and liabilities, primarily by cash arising from customer collections resulting in a $0.9 million decrease in accounts receivable and a $1.7 million decrease in other long-term assets.
Investing Activities
Net cash used in investing activities during the first nine months of 2015 and 2014 primarily relates to purchases of equipment.
Financing Activities
Net cash provided by financing activities during the first nine months of 2015 primarily relates to $35.0 million proceeds from sale of Series A convertible preferred stock, offset by $0.5 million payment for Series A convertible preferred stock issuance costs. Net cash provided by financing activities during the first nine months of 2014 primarily relates to the exercise of Series A Warrants and Series B/C Exchange Warrants to purchase 3.2 million shares of our common stock for total gross proceeds of $37.1 million, as well as $2.6 million received related to the exercise of stock options, partially offset by $0.6 million of withholding taxes paid on equity awards.
Future Capital Requirements
We recognized our first revenues in 2007 and have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues, and potential customers have lengthened their sales cycles and postponed purchase decisions. From inception to September 30, 2015, we have incurred losses totaling approximately $442.4 million and have not generated positive cash flows from operations. We expect such losses to continue as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platforms and develop new products. As of September 30, 2015, our cash, cash equivalents, short-term investments and restricted cash balances were $35.6 million. We incurred a net loss of $34.7 million and negative cash flows from operations of $30.0 million for the nine months ended September 30, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and $2.0 million in eligible accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In order to continue our operations, we will need to obtain sufficient additional funding to satisfy our current and longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet our continuing cash needs. If such financing, licensing, funding or credit arrangements do not meet our longer term needs, we may be required to extend our existing cash and liquidity by adopting additional cost-cutting measures, including reductions in our work force, reducing the scope of, delaying or eliminating some or all of our planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to our products. Any of these factors could harm our financial condition. There can be no assurance, however, that such a funding alternative will be successfully completed on terms acceptable to us or that the Company can implement cost cutting measures sufficient to extend our cash and liquidity. Management is currently considering various financing alternatives. Failure to raise additional funding or manage our spending may adversely impact our ability to achieve our long term intended business objectives. We will continue to evaluate the extent of our implemented cost-saving measures based upon changing future economic conditions and will consider the implementation of additional cost reductions if and as circumstances warrant.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of September 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating lease and rental	$9,023	$564	$4,418	$4,041	$—
Debt, including interest	46,779	989	45,790	—	—
Total	$55,802	$1,553	$50,208	$4,041	$—
The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating lease relate to the lease for our corporate headquarters in Mountain View, California and to the rental of our sales office in London, England that ends in April 2016. Future debt payments relate to principal and interest payments related to the amount we have borrowed under our loan and security agreement with White Oak as of September 30, 2015.
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
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2015, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $35.6 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income or in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the three and nine months ended September 30, 2015, sales denominated in foreign currencies were approximately 6% and 11%, respectively, of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2015 as we continue to commercialize our technologies and develop new applications and technologies. As of September 30, 2015, we had an accumulated deficit of $442.4 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of September 30, 2015, our cash, cash equivalents, short-term investments and restricted cash total was $35.6 million. We anticipate that our existing available capital resources as of September 30, 2015 and the estimated amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for the next twelve months. We incurred an operating loss of $34.7 million and had negative cash flows from operations of $30.0 million for the nine months ended September 30, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and up to $2.0 million in eligible accounts receivable. Based on our current operating projections, we do not have sufficient liquidity to meet our anticipated cash requirements through the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. In order to meet our current and long-term anticipated cash requirements, we need to obtain additional financing or continue to adopt additional cost-cutting measures. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to us or that we can implement cost cutting measures sufficient to extend our cash and liquidity. We may seek additional financing at any time by selling additional equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements, or entering into a credit facility. If we seek additional funding in the future by selling additional equity or debt securities or entering into debt or credit facilities, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms.
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
The loan and security agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan and security agreement, experience a material adverse change, or become insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments of which $5.0 million of which shall be funds subject to lenders’ control, and $2.0 million in eligible accounts receivable. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness not including, among other items, subordinated debt; grant liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the loan and security agreement.
As of September 30, 2015, we were in compliance with all financial covenants. In the event we were to violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle the lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
Our management team includes several members hired since January 2014, including our Chief Executive Officer who joined us in May 2014. In addition, the position of Chief Financial Officer is currently held on an interim basis. If we are unable to recruit and retain qualified individuals, including retaining our Chief Executive Officer and/or hiring a permanent Chief Financial Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.
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
For the three and nine months ended September 30, 2015, approximately 50% and 57%, respectively, of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 6% and 11%, respectively, of our total revenues for the three and nine months ended September 30, 2015 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues in the three and nine months ended September 30, 2015.

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
We rely on technology that we license from others, including technology that is integral to our Sensei System and our Magellan System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive Surgical. Under our agreement with Intuitive Surgical, we received the right to apply Intuitive Surgical’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive Surgical, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive Surgical’s intellectual property, Intuitive Surgical from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive Surgical’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive Surgical before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive Surgical will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive Surgical on whether activities outside our licensed field may be conducted without the use of the Intuitive Surgical’s intellectual property. If Intuitive Surgical asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive Surgical, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive Surgical’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive Surgical is restricted in how it can terminate our license, if Intuitive Surgical were ever to successfully do so, and if we are unable to obtain another license from Intuitive Surgical, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive Surgical. Under the terms of the agreement, Intuitive Surgical’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement through October 26, 2015. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.
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
The trading price of our common stock has been highly volatile. From October 1, 2012 through September 30, 2015, our closing stock price has fluctuated from a low of $3.71 to a high of $27.50 (adjusted to reflect the Reverse Split). The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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
On April 13, 2015, we received a letter from the Listing Qualifications Staff of NASDAQ notifying us that because the closing bid price of our common stock had been below $1.00 for 30 consecutive business days, our stock no longer complied with the requirements for continued listing on the NASDAQ Capital Market. In accordance with NASDAQ rules, we were provided a period of 180 calendar days, or until October 12, 2015, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180 day period.
On September 22, 2015, we effected a reverse stock split of our common stock by a ratio of 1-for-10 (the “Reverse Split”). As a result of the Reverse Split every ten outstanding shares of our common stock became one share of common stock. During the 10 consecutive business days following the Reverse Split and through October 12, 2015, the closing bid price of our common stock was at least $1.00 per share. Therefore, we are in compliance with the NASDAQ requirements for continued listing. However, there can be no assurance that we will continue to comply with the minimum bid price requirement or maintain compliance with other listing requirements.
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
Based on our review of publicly available filings as of October 31, 2015, all those known by the Company to be beneficial owners of more than five percent of our common stock, together with our executive officers and directors, beneficially own or control approximately 62.69 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Sales of our common stock or securities convertible into or exercisable for our common stock by us or by our stockholders, announcements of the proposed sales of our common stock or securities convertible into or exercisable for our common stock or the perception that sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock or securities convertible into or exercisable for our common stock in follow-on offerings to raise additional capital or in connection with acquisitions, corporate alliances or settlements with third parties and we plan to issue additional shares to our employees, directors or consultants in connection with their services to us. For example, in March 2015, we sold 53,846 shares of our Series A convertible preferred stock which converted into 5,509,492 shares of our common stock, as well as Series E Warrants to purchase an aggregate of 5,384,600 shares of our common stock in a private placement. The issuance of the shares of common stock resulted in immediate dilution to our stockholders and the on-going exercises of outstanding warrants has caused, and may continue to cause, further dilution to our stockholders in the future.
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

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33151) filed with the SEC on September 23, 2015.

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
_________________________

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

Dated: November 9, 2015	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)