Form 10-Q/A
period 2015-06-30
HANSEN MEDICAL INC
filed 2016-04-01
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(AMENDMENT NO. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 18,878,228*.
*The number of shares have been retroactively adjusted to reflect the reverse stock split of the Company's outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2015, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on August 10, 2015. The sole purpose of this Amendment No. 1 is to correct the condensed consolidated statements of operations to include a deemed dividend related to the accretion of discount on Series A convertible preferred stock of $15.3 million and to update the following financial statements and disclosures that were impacted from the correction:

•	Updated Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity.

•	Updated Condensed Consolidated Statement of Cash Flow disclosure of non-cash investing and financing activity.

•
Updated Note 9 - Convertible Preferred Stock, Common Stock and Warrants to include disclosure of deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount.

•	Updated Note 12 - Net Loss Per Share to include disclosure of deemed dividend related to accretion of discount on Series A convertible preferred stock.

•	Added Note 15 - Restatement of Condensed Consolidated Statements of Operations

•	Updated Item 4 - Control and Procedures.

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this Form 10-Q/A should be read in conjunction with the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$40,233	$24,528
Short-term investments	1,431	1,973
Accounts receivable, net of allowance of $35 as of June 30, 2015 and $0 as of December 31, 2014	2,497	5,121
Inventories	11,184	11,492
Prepaids and other current assets	986	1,678
Total current assets	56,331	44,792
Property and equipment, net	2,639	2,328
Restricted cash	5,380	5,376
Other assets	660	1,179
Total assets	$65,010	$53,675
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025	$2,534
Accrued liabilities	3,309	4,942
Current portion of deferred revenue	2,494	3,422
Total current liabilities	7,828	10,898
Deferred rent, net of current portion	313	366
Deferred revenue, net of current portion	120	105
Long-term debt	34,528	34,385
Other long-term liabilities	152	152
Total liabilities	42,941	45,906
Commitments and contingencies (Note 7)
Preferred stock, par value $0.0001, 10,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; zero shares issued and outstanding at June 30, 2015 and December 31, 2014 (Note 9)	—	—
Stockholders’ equity:
Common stock, par value $0.0001:
Authorized: 30,000 shares; issued and outstanding: 18,876 and 13,326 shares at June 30, 2015 and December 31, 2014, respectively *	19	13
Additional paid-in capital	454,535	414,361
Accumulated other comprehensive income (loss)	(323)	305
Accumulated deficit	(432,162)	(406,910)
Total stockholders’ equity	22,069	7,769
Total liabilities, preferred stock and stockholders’ equity	$65,010	$53,675
*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (as restated)	2014	2015 (as restated)	2014
Revenues:
Product	$1,677	$5,518	$6,151	$7,870
Service	1,415	1,369	2,735	2,716
Total revenues	3,092	6,887	8,886	10,586
Cost of revenues:
Product	1,866	4,283	5,762	7,027
Service	868	702	1,610	1,259
Total cost of revenues	2,734	4,985	7,372	8,286
Gross profit	358	1,902	1,514	2,300
Operating expenses:
Research and development	3,899	4,809	7,334	9,224
Selling, general and administrative	6,433	8,146	13,135	17,307
Total operating expenses	10,332	12,955	20,469	26,531
Loss from operations	(9,974)	(11,053)	(18,955)	(24,231)
Change in fair value of warrant liability	(1,317)	—	(2,993)	—
Interest and other expense, net	(1,201)	(1,222)	(2,468)	(2,471)
Loss before income taxes	(12,492)	(12,275)	(24,416)	(26,702)
Income tax expense	(15)	(15)	(24)	(33)
Net loss	(12,507)	(12,290)	(24,440)	(26,735)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	(35,546)	—	(35,546)	—
Cumulative dividend on Series A convertible preferred stock	(812)	—	(812)	—
Net loss attributable to common stockholders	$(48,865)	$(12,290)	$(60,798)	$(26,735)
Basic and diluted net loss per common share *	$(3.00)	$(1.10)	$(4.10)	$(2.48)
Shares used to compute basic and diluted net loss per common share *	16,311	11,200	14,828	10,769

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (As Restated)
(Unaudited)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares *	Amount
Balances, December 31, 2014	—	$—	13,326	$13	$414,361	$305	$(406,910)	$7,769
Issuance of common stock under equity incentive plan	—	—	—	—	4	—	—	4
Issuances of common stock from restricted stock units	—	—	24	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	—	—	(25)	—	—	(25)
Issuance of common stock under employee stock purchase plan	—	—	24	—	165	—	—	165
Employee share-based compensation expense	—	—	—	—	1,772	—	—	1,772
Issuance of Series A convertible preferred stock,net of discount related to warrants of $14,776 and issuance cost of $546	54	19,678	—	—	—	—	—	—
Beneficial conversion feature of Series A convertible preferred stock	—	(20,224)	—	—	20,224	—	—	20,224
Deemed dividend related to beneficial conversion feature of Series A Convertible preferred stock and accretion of discount	—	35,546	—	—	(35,546)	—	—	(35,546)
Reclassification of Series E warrant liability to equity	—	—	—	—	17,774	—	—	17,774
Cumulative dividend on Series A convertible preferred stock	—	812	—	—	—	—	(812)	(812)
Issuance of common stock upon conversion of Series A convertible preferred stock	(54)	(35,000)	5,510	5	34,995	—	—	35,000
Issuance of common stock related to Series A convertible preferred stock dividend	—	(812)	—	1	811	—	—	812
Retirement of treasury shares	—	—	(8)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(24,440)	(24,440)
Change in unrealized loss on investments	—	—	—	—	—	(544)	—	(544)
Translation adjustments	—	—	—	—	—	(84)	—	(84)
Balances, June 30, 2015	—	$—	18,876	$19	$454,535	$(323)	$(432,162)	$22,069

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

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,440)	$(26,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	1,345
Stock-based compensation	1,772	1,415
Payment-in-kind interest on loan	521	505
Amortization of deferred finance costs and discount on debt	193	193
Change in fair value of warrant liability	2,993	—
Provision (recovery) of doubtful accounts	35	(100)
Write-off of discontinued product line inventory	121	—
Gain from sales of property and equipment	(36)	—
Loss on sale of financing receivable	—	19
Changes in operating assets and liabilities:
Accounts receivable	2,625	1,159
Inventories	(518)	27
Deferred cost of revenues	70	78
Prepaids and other current assets	621	493
Other long-term assets	(52)	780
Accounts payable	(788)	(351)
Accrued liabilities	(1,633)	1,321
Deferred revenue	(913)	316
Other long-term liabilities	(53)	522
Net cash used in operating activities	(18,968)	(19,013)
Cash flows from investing activities:
Purchase of property and equipment	(156)	(331)
Proceeds from sales of property and equipment	36	—
Change in restricted cash	(4)	(11)
Net cash used in investing activities	(124)	(342)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	35,000	—
Proceeds from exercise of Series A warrants	—	14,000
Costs related to issuance of Series A convertible preferred stock	(267)	—
Proceeds from exercise of common stock options	3	2,586
Proceeds from employee stock purchase plan	165	293
Withholding taxes paid on vested restricted stock units	(20)	(620)
Net cash provided by financing activities	34,881	16,259
Effect of exchange rate changes on cash and cash equivalents	(84)	—
Net increase (decrease) in cash and cash equivalents	15,705	(3,096)
Cash and cash equivalents at beginning of period	24,528	27,995
Cash and cash equivalents at end of period	$40,233	$24,899
Supplemental disclosure of:
Cash paid for interest	$1,908	$1,851
Non-cash investing and financing activity:
Equipment transfer from inventories to property and equipment	$705	$—
Series A convertible preferred stock issuance costs not yet paid	$279	$—
Cumulative dividend on Series A convertible preferred stock	$812	$—
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount (as restated)	$35,546	$—
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at two financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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
Warrant Liability
In connection with the issuance of Series A convertible preferred stock on March 11, 2015, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the date of issuance, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. The Series E Warrants were not exercisable until receipt of stockholder approval to among other things increase the number of authorized shares of common stock of the Company. The proposal relating to such approval was presented and received the stockholder approval at the 2015 Annual Meeting of Stockholders of the Company held on May 12, 2015 (the “Requisite Stockholder Approval”). As a result of the contingency which was deemed outside the Company’s control, such Series E Warrants did not originally meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance of $14.8 million. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company recorded the change in fair value of $1.3 million and $3.0 million in other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2015.
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

4. Balance Sheet Components
Inventories (in thousands)

	June 30, 2015	December 31, 2014
Raw materials	$4,887	$4,996
Work in process	2,934	4,571
Finished goods	3,363	1,925
Total Inventories	$11,184	$11,492
Property and equipment, net (in thousands)

	June 30, 2015	December 31, 2014
Furniture and leasehold improvements	$11,267	$11,455
Laboratory equipment	12,041	11,374
Computer equipment and software	2,937	2,911
	26,245	25,740
Less: Accumulated depreciation and amortization	(23,606)	(23,412)
Property and equipment, net	$2,639	$2,328
Accrued liabilities (in thousands)

	June 30, 2015	December 31, 2014
Accrued salaries, commission, bonus and benefits	$1,554	$2,835
Accrued royalties	439	594
Accrued legal and other professional fees	393	169
Tax accruals	323	274
Clinical related accruals	208	394
Other accrued expenses	392	676
Accrued liabilities	$3,309	$4,942
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

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For the three months ended June 30, 2015 and 2014, the Company incurred an immaterial amount and $0.1 million,respectively, of cost related to the royalty obligations to Intuitive Surgical. For both the six months ended June 30, 2015 and 2014, the Company incurred royalty obligations to Intuitive Surgical of $0.1 million.
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
Under the terms of the Amended Agreements, the Company continues to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and vascular catheters. For the three months ended June 30, 2015 and 2014, the Company incurred an immaterial amount and $0.5 million, respectively, of cost related to the royalty obligations to Philips. For the six months ended June 30, 2015 and 2014, the Company incurred royalty obligations to Philips of $0.7 million and $0.6 million, respectively.
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
Rent expense on a straight-line basis was $0.8 million and $0.6 million for both the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.
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
9. Convertible Preferred Stock, Common Stock and Warrants
2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants
On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 5,509,492 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $35.5 million for the accretion of a discount on the Series A convertible preferred stock resulting from an allocation of a portion of the proceeds to the warrants and a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. Additionally, upon conversion of the preferred stock, a deemed dividend of$15.3 million was recorded due to the discount on the preferred stock created by allocating a portion of the proceeds to the warrants. The deemed dividend and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss allocable to common stockholders.
As part of the Purchase Agreement, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the issuance date, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside the Company’s control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was $14.8 million upon issuance. Once the Requisite Stockholder Approval was obtained on May 12, 2015, there was sufficient authorized shares underlying the warrants and the exercise price was fixed at $9.75 per share such that the variable number of shares that could be issued became fixed. As a result, all criteria for classification of the Series E Warrants as equity were met. The Company reclassified the warrant liability amounting to $17.8 million to additional paid-in capital, which equals to the fair value of the Company’s warrant liability on May 12, 2015. The change in fair value of $1.3 million and $3.0 million was recorded in other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2015.
The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an addition to the paid-in capital on the condensed consolidated balance sheet.
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

Employee Stock Options:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	73%	83%	73%	75%
Risk-free interest rate	1.3%	1.6%	1.3%	1.4%
Expected term (in years)	4.13	5.18	4.13	4.34
Expected dividend rate	—%	—%	—%	—%

The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following weighted average assumptions:

Employee Stock Purchase Plan:	Three and Six Months Ended June 30,
	2015	2014
Expected volatility	78%	106%
Risk-free interest rate	0.07%	0.10%
Expected term (in years)	0.5	0.5
Expected dividend rate	—%	—%
Stock Option and Equity Incentive Plans
The following table summarizes the option activity for the six month period ended June 30, 2015:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2014	919	$16.88	7.80	$—
Options granted	91	$9.18
Options exercised	(1)	$5.23		$2
Options cancelled	(110)	$33.40		$24
Balance at June 30, 2015	899	14.10	P7Y10M28D	$966
Options vested at June 30, 2015	264	$24.30	P5Y4M17D	$—
Options vested and expected to vest at June 30, 2015	714	$14.90	P7Y7M24D	$633
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
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in the three months ended June 30, 2015 and 2014 was $1,000 and 0.4 million, respectively. The total intrinsic value of stock options exercised in the six months ended June 30, 2015 and 2014 was $2,000 and $0.6 million, respectively.
Restricted stock unit activity for six month period ended June 30, 2015 is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2014	84	$18.02
Awarded	544	$8.99
Vested	(16)	$13.70
Cancelled	(30)	$15.50
Balance at June 30, 2015	582	$9.90
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
In April 2015, the Company granted 308,951 PSUs to executives and employees in-lieu of cash bonuses with vesting based on the Company’s 2015 corporate goals and department goals over the vesting period of 1 year. Each PSU represents the right to receive one share of the Company’s common stock upon the vesting of such PSU, and is subject to the terms of the Company’s 2006 Equity Incentive Plan. Any PSUs not vesting on a vesting date due to the Company’s corporate goals and department goals for the fiscal year 2015 not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $2.8 million. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved.
As of June 30, 2015, 198,563 shares of common stock were available for grant under the 2006 Equity Incentive Plan.
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
12. Net Loss Per Share
The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The deemed dividend related to beneficial conversion feature embedded within the Series A convertible preferred stock and accretion of discount and a cumulative deemed dividend of $0.8 million are reflected as an adjustment in the calculation of loss per common share. To determine diluted shares, the Company applies the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, Employee Stock Purchase Plan shares and warrants.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (as restated)	2014	2015 (as restated)	2014
Net loss	$(12,507)	$(12,290)	$(24,440)	$(26,735)
Adjust: Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	(35,546)	—	(35,546)	—
Adjust: Cumulative dividend on Series A convertible preferred stock	(812)	—	(812)	—
Net loss attributable to common stockholders	$(48,865)	$(12,290)	$(60,798)	$(26,735)
Weighted average shares used to compute basic and diluted net loss per common share *	16,311	11,200	14,828	10,769
Basic and diluted net loss per common share *	$(3.00)	$(1.10)	$(4.10)	$(2.48)
The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per common share due to the anti-dilutive affect they would have for each period presented (in thousands):

	June 30,
	2015	2014
Stock options outstanding	899	688
Unvested restricted stock units	582	60
Estimated shares issuable under the employee stock purchase plan	7	6
Warrants	6,312	2,343

*These numbers have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

13. Accumulated Other Comprehensive Income (Loss)
The component of accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Unrealized Gain (Losses) on Securities	Foreign Currency Translation Gain (Losses)	Total
Three Months Ended June 30, 2015:
Beginning balance	$290	$(151)	$139
Net current-period other comprehensive gain (loss)	(442)	(20)	(462)
Ending balance	$(152)	$(171)	$(323)
Three Months Ended June 30, 2014:
Beginning balance	$456	$(11)	$445
Net current-period other comprehensive gain (loss)	(125)	17	(108)
Ending balance	$331	$6	$337

	Unrealized Gain (Losses) on Securities	Foreign Currency Translation Gain (Losses)	Total
Six Months Ended June 30, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(544)	(84)	(628)
Ending balance	$(152)	$(171)	$(323)
Six Months Ended June 30, 2014:
Beginning balance	$373	$(13)	$360
Net current-period other comprehensive loss	(42)	19	(23)
Ending balance	$331	$6	$337
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
15. Restatement of Condensed Consolidated Statement of Operations

The requirement to restate the Company’s net loss attributable to common stockholders and basic and diluted loss per common share is due to the failure to deduct a one-time, non-cash $15.3 million charge attributable to the deemed dividend on the conversion of Series A convertible preferred stock which occurred on May 12, 2015. The impact of this change is as follows:

	Three months ended June 30, 2015		Six months ended June 30, 2015
(in thousands except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss	$(12,507)	$(12,507)	$(24,440)	$(24,440)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock	(20,224)	(20,224)	(20,224)	(20,224)
Deemed dividend on accretion of Series A convertible preferred stock and other	—	(15,322)	—	(15,322)
Cumulative dividend on Series A convertible preferred stock	(812)	(812)	(812)	(812)
Net loss attributable to common stockholders	$(33,543)	$(48,865)	$(45,476)	$(60,798)
Basic and diluted net loss per common share	$(2.06)	$(3.00)	$(3.07)	$(4.10)
Shares used to compute basic and diluted net loss per common share	16,311	16,311	14,828	14,828

The above-mentioned corrections do not have an effect on consolidated net loss and comprehensive loss, and the consolidated balance sheet or statement of cash flows, or total stockholders' equity.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed on August 10, 2015, our management with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures were effective as of June 30, 2015. In connection with our decision to restate our financial statements, our management have carried out a reevaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of the material weakness in our control over financial reporting as discussed below.

However, notwithstanding the material weakness discussed below, we concluded that the interim financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with generally accepted accounting principles.

Material Weakness

The design and operating effectiveness of our controls were inadequate to ensure that a complex financial instrument transaction was properly accounted for and reviewed. Specifically, we failed to deduct a non-cash deemed dividend of $15.3 million for the accretion of a discount upon the conversion of Series A convertible preferred stock in the calculation of net loss attributable to common stockholders for the purposes of determining basic and diluted loss per share for the three and six months ended June 30, 2015.

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weakness, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Status

We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. To remedy the material weakness, we are enhancing our procedures to provide additional management and third party oversight and review of our accounting activities over future complex financial instrument transactions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2016	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2016	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)