Form 10-Q/A
period 2015-09-30
HANSEN MEDICAL INC
filed 2016-04-01
CIK 1276591

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2015, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on November 9, 2015. The sole purpose of this Amendment No. 1 is to correct the condensed consolidated statements of operations to include a deemed dividend related to the accretion of discount on Series A convertible preferred stock of $15.3 million and to update the following financial statements and disclosure that were impacted from the correction:

•	Updated Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity.

•	Updated Condensed Consolidated Statements of Cash Flows disclosure of non-cash investing and financing activity.

•
Updated Note 9 - Convertible Preferred Stock, Common Stock and Warrants to include disclosure of deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount.

•	Updated Note 12 - Net Loss Per Share to include disclosure of deemed dividend related to accretion of discount on Series A convertible preferred stock.

•	Added Note 16 - Restatement of Condensed Consolidated Statement of Operations

•	Updated Item 4 - Control and Procedures.

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this Form 10–Q/A should be read in conjunction with the Original Filing.

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

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 (as restated)	2014
Revenues:
Product	$1,822	$2,620	$7,973	$10,490
Service	1,361	1,257	4,096	3,973
Total revenues	3,183	3,877	12,069	14,463
Cost of revenues:
Product	2,127	2,462	7,889	9,489
Service	852	714	2,462	1,973
Total cost of revenues	2,979	3,176	10,351	11,462
Gross profit	204	701	1,718	3,001
Operating expenses:
Research and development	3,657	4,905	10,991	14,129
Selling, general and administrative	5,446	7,158	18,581	24,465
Total operating expenses	9,103	12,063	29,572	38,594
Loss from operations	(8,899)	(11,362)	(27,854)	(35,593)
Warrant exchange and change in fair value of warrant liability	—	(2,914)	(2,993)	(2,914)
Interest and other expense, net	(1,329)	(1,313)	(3,797)	(3,784)
Loss before income taxes	(10,228)	(15,589)	(34,644)	(42,291)
Income tax expense	1	(5)	(23)	(38)
Net loss	(10,227)	(15,594)	(34,667)	(42,329)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	—	—	(35,546)	—
Cumulative dividend on Series A convertible preferred stock	—	—	(812)	—
Net loss attributable to common stockholders	$(10,227)	$(15,594)	$(71,025)	$(42,329)
Basic and diluted net loss per common share *	$(0.54)	$(1.30)	$(4.39)	$(3.78)
Shares used to compute basic and diluted net loss per common share *	18,879	12,023	16,193	11,192

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (As Restated)
(Unaudited)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares *	Amount
Balances, December 31, 2014	—	$—	13,326	$13	$414,361	$305	$(406,910)	$7,769
Issuance of common stock under equity incentive plan	—	—	—	—	3	—	—	3
Issuances of common stock from restricted stock units	—	—	24	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	—	—	(26)	—	—	(26)
Issuance of common stock under employee stock purchase plan	—	—	24	—	165	—	—	165
Employee share-based compensation expense	—	—	—	—	2,875	—	—	2,875
Issuance of Series A convertible preferred stock,net of discount related to warrants of $14,776 and issuance cost of $546	54	19,678	—	—	—	—	—	—
Beneficial conversion feature of Series A convertible preferred stock	—	(20,224)	—	—	20,224	—	—	20,224
Deemed dividend related to beneficial conversion feature of Series A Convertible preferred stock and accretion of discount	—	35,546	—	—	(35,546)	—	—	(35,546)
Reclassification of Series E warrant liability to equity	—	—	—	—	17,774	—	—	17,774
Cumulative dividend on Series A convertible preferred stock	—	812	—	—	—	—	(812)	(812)
Issuance of common stock upon conversion of Series A convertible preferred stock	(54)	(35,000)	5,510	5	34,995	—	—	35,000
Issuance of common stock related to Series A convertible preferred stock dividend	—	(812)	—	1	811	—	—	812
Retirement of treasury shares	—	—	(12)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(34,667)	(34,667)
Change in unrealized loss on investments	—	—	—	—	—	(658)	—	(658)
Translation adjustments	—	—	—	—	—	(52)	—	(52)
Balances, September 30, 2015	—	$—	18,872	$19	$455,636	$(405)	$(442,389)	$12,861

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
9. Convertible Preferred Stock, Common Stock and Warrants

2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants
On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 5,509,492 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for potentially beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $35.5 million for the accretion of a discount on the Series A convertible preferred stock resulting from an allocation of a portion of the proceeds to the warrants and a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. Additionally, upon conversion of the preferred stock, a deemed dividend of $15.3 million was recorded due to the discount on the preferred stock created by allocating a portion of the proceeds to the warrants. The deemed dividend and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss allocable to common stockholders.
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
12. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount and a cumulative deemed dividend of $0.8 million are reflected as an adjustment in the calculation of loss per common share. To determine diluted shares, the Company applies the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, Employee Stock Purchase Plan shares and warrants.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 (as restated)	2014
Net loss	$(10,227)	$(15,594)	$(34,667)	$(42,329)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	—	—	(35,546)	—
Cumulative dividend on Series A convertible preferred stock	—	—	(812)	—
Net loss attributable to common stockholders	$(10,227)	$(15,594)	$(71,025)	$(42,329)
Weighted average shares used to compute basic and diluted net loss per common share *	18,879	12,023	16,193	11,192
Basic and diluted net loss per common share *	$(0.54)	$(1.30)	$(4.39)	$(3.78)
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

16. Restatement of Condensed Consolidated Statement of Operations

The requirement to restate the Company’s net loss attributable to common stockholders and basic and diluted loss per common share is due to the failure to deduct a one-time, non-cash $15.3 million charge attributable to the deemed dividend on the conversion of Series A convertible preferred stock which occurred on May 12, 2015. The impact of this change is as follows:

	Nine months ended September 30, 2015
(in thousands except per share data)	As Previously Reported	As Restated
Net loss	$(34,667)	$(34,667)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock	(20,224)	(20,224)
Deemed dividend on accretion of Series A convertible preferred stock and other	—	(15,322)
Cumulative dividend on Series A convertible preferred stock	(812)	(812)
Net loss attributable to common stockholders	$(55,703)	$(71,025)
Basic and diluted net loss per common share	$(3.44)	$(4.39)
Shares used to compute basic and diluted net loss per common share	16,193	16,193

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
In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed on November 9, 2015, our management with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures were effective as of September 30, 2015. In connection with our decision to restate our financial statements, our management have carried out a reevaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2015 as a result of the material weakness in our control over financial reporting as discussed below.

However, notwithstanding the material weakness discussed below, we concluded that the interim financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with generally accepted accounting principles.

Material Weaknesses

The design and operating effectiveness of our controls were inadequate to ensure that a complex financial instrument transaction was properly accounted for and reviewed. Specifically, we failed to deduct a non-cash deemed dividend of $15.3 million upon the conversion of Series A convertible preferred stock in the calculation of net loss attributable to common stockholders for the purposes of determining basic and diluted loss per share for the nine months ended September 30, 2015.

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

Dated: April 1, 2016	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 1, 2016	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)