Form 10-K
period 2015-12-31
HANSEN MEDICAL INC
filed 2016-04-25
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq Global Market on that date,was $75.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of April 15, 2016, the registrant had outstanding 18,989,280 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K to the extent stated herein.

HANSEN MEDICAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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
We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Artisan,” “Instinctive Motion,” "CoHesion™" and "IntelliSense Technology™" This report also includes other trademarks, service marks and trade names of other companies.
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
Our Sensei® Robotic Catheter System, or Sensei System, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in interventional procedures within the atrial heart chambers. Instinctive navigation refers to the ability of our Sensei System to enable physicians to direct the movements of a robotic catheter like our currently marketed Artisan Extend® Control Catheter. We believe our Sensei System and its corresponding disposable catheters enable physicians to perform procedures that historically have been difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our Sensei System has the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.
Our products are currently labeled and marketed in the United States for manipulation, positioning and control of certain mapping catheters in the atria of the heart connected with these procedures and in the European Union ("EU") and certain other countries for manipulation, positioning and control of diagnostic and therapeutic catheters within the atria of the heart. When the U.S. Food and Drug Administration ("FDA") cleared our technology for promotion in the U.S., the FDA required that we label our products in the United States with language spelling out that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. We do not promote any off-label use of our Sensei System, including the use for ablation procedures for treating atrial fibrillation. Physicians may, however, choose to use our Sensei System in procedures involving the mapping and ablation of cardiac tissue to treat atrial fibrillation.
Atrial fibrillation, which is the most common form of arrhythmia, results from abnormal electrical impulses that cause a rapid, irregular heartbeat within the upper chambers of the heart, leading to ineffective pumping of the blood through the heart, as well as complications that include a significantly increased risk of stroke.
We have received approval for an Investigational Device Exemption, or IDE, application to investigate the use of our Sensei System and Artisan Extend Control Catheter in the treatment of atrial fibrillation in a clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the United States beyond mapping. The study has paused enrollment at 150 patients (125 in the initial phase and 25 additional patients) and involves the ablative treatment of atrial fibrillation. The Bayesian design study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180 and 365 days. Enrollment of the first patient occurred in May 2010. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance or approval for use in atrial fibrillation procedures.

Vascular
An additional and more recent focus of our robotic catheter technology has been the endovascular treatment of vascular disease, an area that we expect to be a key growth driver for the business. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving the abdominal and thoracic aorta repair, embolization, percutaneous transluminal angioplasty, or PTA, atherectomy and stenting of branches of the aorta and arterial system including the coronary and carotid arteries and the iliac, femoral, popliteal, infra popliteal renal and mesenteric vessels. To address this market, we have developed our Magellan™ Robotic System, or Magellan System, and associated Magellan™ Robotic Catheters which is based on our Sensei System and preserves the open architecture featured in the Sensei System to allow for the subsequent delivery of therapeutic devices on the market today. The Magellan System with the Magellan Robotic Catheter, or “Vascular System”, cannulates peripheral vessels with a proprietary technology that delivers simultaneous and independent distal tip control of a catheter and a sheath as well as robotic manipulation of standard guide wires, from a centralized, remote workstation. This technology is designed to provide a robotically stabilized conduit for the manual placement and delivery of other companies’ therapeutic devices. Additionally, the Magellan System is designed to allow for sufficient extension inside the body to access hard to reach, distal peripheral anatomy.
We believe this platform and its clinical capability has the potential to open new markets for Hansen by providing vascular surgeons, interventional cardiologists, and interventional radiologists with accurate control of the catheter tip to enable vessel navigation, helping them to perform more complex catheter based procedures in a systematic way.
We believe that robotic control of flexible instruments has potential application to a broad range of interventional procedures. For the most part, catheters and catheter-based technologies have used blood vessels and other tubular anatomic structures as “highways” to constrain and guide their movement to specific parts of the body. However, we believe that physicians have limited ability to accurately control the distal working tips of these manually-controlled, hand-held instruments, which may hinder the physician’s ability to perform procedures that require precise navigation and stability of catheters in tortuous vessels. These issues are magnified in larger open spaces such as the atria and ventricles of the heart and large diameter blood vessels of the body such as the aorta where the navigation of the tip of the catheter is no longer aided by vessel walls.
We believe our technology has additional applications outside of the fields of EP and peripheral vascular intervention. We plan to investigate the advancement of our technology into these markets so that the benefits of flexible robotics and instinctive control can be experienced by a larger group of physicians and patients.
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

We believe our Sensei System and Magellan System, combined with our disposable catheters, overcome the limitations of hand-held navigation catheters. We designed our systems to have the following attributes:

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

•
Stability. We believe our systems provide the accuracy and control required while treating a number of conditions in which the stable and repeated placement of a catheter is necessary for an effective outcome.

•
Compatibility with third-party devices. Our catheters are based on an open architecture design, compatible with a broad range of therapeutic catheters made by other manufacturers. With the Artisan Extend catheter and the family of Magellan catheters, we can deliver therapeutic devices ranging from 3Fr up to 8Fr in size.

•
Adaptability. Our systems primarily consist of two modules: a physician control console and a patient-side module that can be connected to most procedure tables and do not require any specialty room designs. In addition, the system includes a portable electronics rack. These modules can be wheeled between procedure rooms and reinstalled by a Hansen service technician and do not require a dedicated space, any special facility modification or magnetic shielding to prevent interference for their use.

We believe that our robotic solution may offer the potential for substantial benefits to patients, physicians, hospitals and third-party payors including:

•	improving control, consistency and stability in catheter-based procedures;

•	permitting access to complex existing cases and enabling broad use of catheter-based treatments for diseases where catheters are rarely used today, if at all;

•	enabling more physicians to perform complex interventional procedures through ease of use and reduced training time;

•	reducing X-ray radiation exposure by allowing the primary physician to conduct procedures away from the radiation source or in an adjacent room which greatly reduces their radiation exposure; and

•
increasing hospital efficiency by allowing for additional cases to be performed in one day as a result of reduced physician fatigue and reduced risk of physician back and neck problems from heavy lead protective clothing. Our robotic solutions allow physicians to sit comfortably at our control console during a procedure instead of standing at table-side.

Since the 2007 commercial launch of our Sensei System, clinical studies have been performed outside the United States comparing robotic versus manual procedures and describe differences in efficacy and treatment outcomes, procedure times, power use and power settings, complication rates, and fluoroscopy time (exposure to radiation). A growing body of evidence from these clinical studies, in which an estimated 19,000 atrial fibrillation patients have been treated, demonstrates:

•	Technical success in delivering therapeutic modality, and

•	Similar or lower complication rate as compared to manual cases.
Presently, there is one active EP study to assess and to further describe the use of flexible robotic navigation for atrial arrhythmia. This study has sites both in the United States and in Europe. This study is being conducted prospectively and is a multi center multi operator study. This study is being performed to evaluate the safety and effectiveness of the Sensei System. As this study concludes, we believe there will be greater empirical data for the acceptance and adoption of our products and technology.
Our Products
Sensei System
The Sensei System describes our Sensei X and Sensei X2 generations of systems and is principally comprised of two modules: a physician control console and a patient-side module that can be connected to most procedure tables. The control console can be located inside the Electro-Physiology Laboratory, or EP lab, and close to the patient or outside the EP lab in a separate location shielded from radiation. The control console features an instinctive motion controller, which robotically controls the patient-side module to move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. Having navigated the catheter to the targeted area, the physician uses instinctive controls to place the working tip of the control catheters at the desired location.
Our patient-side module is a robotic manipulator actuated by motors that control pull-wires in our catheters. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the EP lab or other treatment room. The manipulator may be directed over the patient during a procedure and thus positioned optimally for that procedure.
We received CE Mark approval for our Sensei System in the fourth quarter of 2006 and made our first commercial shipments to the European Union in the first quarter of 2007. In May 2007, we received CE Mark approval for our Artisan Control Catheter and also received FDA clearance to market and promote our Sensei System and Artisan Extend Control Catheter in the United States for manipulation, positioning and control of certain mapping catheters during EP procedures.
To assist physicians in applying the appropriate force with the catheter tip, we have developed our proprietary IntelliSense® Technology to measure and display the amount of force in grams transmitted along the shaft of the catheter as a result of catheter tissue contact. We obtained premarket notification, or 510(k) clearance, from the FDA for this feature in 2008. In the third quarter of 2009, we introduced Sensei X, our next generation Sensei System. We received FDA clearance for the latest-generation system, the Sensei X2, in August 2014 and a CE mark in October 2014. Our end customers for these systems range from large university medical centers to community hospitals and many systems were shipped to distributors outside the United States.
Artisan Extend catheter
Our disposable Artisan Extend catheter assembly consists of a telescoping set of control catheters that are integrated to provide the desired motion of the tip of a diagnostic or therapeutic catheter that is inserted through the center lumen of the Artisan Extend catheter. In this manner, the Artisan Extend assembly is designed to accurately control the movement of a third-party catheter chosen by the physician. As a result, physicians are not limited to using particular proprietary catheters. In addition, the center lumen of the Artisan Extend catheter is designed to allow physicians outside the United States to adapt and expand the procedures they can perform as other manufacturers invent new therapeutic or diagnostic catheters. Each Artisan Extend catheter is designed to be used only once and then discarded.
Our disposable Artisan Extend catheters are designed to move together or independently, and can move with multiple degrees of freedom when attached to the robotically-controlled motors of our Sensei System. In addition, our Artisan Extend catheter has a programmable chip that prevents use of an Artisan Extend catheter that has been previously used and that restricts other control catheters from being plugged into our Sensei System patient-side module. In May 2007, we received CE Mark approval for our Artisan Extend Control Catheter and also received FDA clearance for the marketing of our Artisan Extend catheter for manipulation, positioning and control of certain mapping catheters during EP procedures. In the fall of 2009, we introduced our Artisan Extend catheter, which provides improved flexibility, longer reach and ease of use. A newly-

designed Artisan Extend Control Catheter with a new easier to use flush assembly was cleared by the FDA and the CE marked and introduced into the market in 2012.
CoHesion™ 3D Visualization Module
Our CoHesion 3D Visualization Module, or CoHesion Module, is a software interface between our Sensei System and the St. Jude Medical EnSite™ System for EP procedures. It is designed to provide physicians with 3D visualization to augment their ability to move a catheter throughout the atria, as well as increase control over placement of the catheter in specific locations. The CoHesion Module expands the utility of the EnSite and Sensei Systems to provide physicians with a comprehensive and easy-to-use remote navigation and mapping system for EP procedures. Key features of the CoHesion Module include:

•	importation of EnSite 3D geometry into the Sensei System’s main navigation window;

•	localization of the percutaneous catheter tip within the EnSite 3D geometry; and

•	instinctive navigation of the localized catheter tip.
Published clinical studies have shown that the use of the CoHesion Module results in the reduction of radiation exposure to the patient compared to conventional procedures. The CoHesion Module became commercially available in 2008.
The EnSite System is a computer-based technology marketed worldwide which facilitates EP procedures by creating real-time 3D graphical displays or maps of cardiac structures and arrhythmias. These maps are designed to provide the visual guidance necessary to navigate catheters used during EP procedures. Two-dimensional technologies such as fluoroscopy or ultrasound can also be used to assist physicians with guiding catheters inside the heart, but provide limited information regarding the three-dimensional space inside the heart. Combining the Sensei and EnSite technologies provides physicians with 3D visualization that augments their ability to confidently move a catheter throughout the heart, as well as increase control over placement of the catheter in specific locations. The EnSite System is used by EP clinicians during EP procedures to create 3D models of their patients’ cardiac anatomy and then to visualize catheters used in those procedures as they are navigated to critical anatomical targets. The system collects and organizes activation and voltage data from the inner surface of the heart, which allows physicians to visualize arrhythmias on the 3D model and more easily determine a treatment strategy. Localization of our Artisan Extend catheter within the EnSite System’s 3D map gives physicians the ability to move the catheter deliberately and accurately while seeing specifically, in three dimensions, the location of the catheter inside the heart. We believe this integrated functionality enables clinicians of varying skill levels to effectively treat complex cardiac arrhythmias.
Magellan System
Our Magellan System is similarly comprised of two modules: a physician control console and a patient-side robotic arm that can be connected to most procedure tables. The control console can be located inside the lab and close to the patient or outside in a separate location shielded from radiation. The control console features an instinctive motion controller as well as a pendant interface, which can both be used to robotically control the patient-side module to accurately move the catheter within the patient anatomy. Our robotics technology uses sophisticated software and system control algorithms to command the motion of our catheters. The Magellan System controls the proprietary Magellan Robotic Catheter, which is a telescoping, robotically steerable catheter designed to facilitate remote catheter navigation and vessel cannulation, and to provide a robotically stabilized catheter for manual delivery of therapeutic devices.
Our patient-side module is a robotic manipulator actuated by motors that can control the remote insertion, rotation and bend of the Magellan Robotic Catheter, as well as the remote insertion and rotation of a standard-sized guide wire. The manipulator is mounted on an articulating, or pivoting, arm that is in turn mounted to the procedure table in the interventional lab or hybrid operating room. The manipulator may be adjusted for optimal positioning over the patient.
In July 2011, we received a CE Mark for our Magellan System and in October 2011 received a CE Mark for the Magellan 9Fr Robotic Catheter and related accessories designed for use with the Magellan System. We received FDA clearance for the marketing of our Magellan System including the catheter and accessories in June 2012. We received FDA clearance for the marketing of our Magellan System including the catheter and accessories in June 2012 and we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014. In November 2014, we received a CE Mark for the marketing of our Magellan 6Fr Robotic Catheter. In July 2015, we received FDA clearance to market our Magellan 10Fr Robotic Catheter in the U.S. In April 2015, we received CE Mark clearance to market our Magellan 10Fr Robotic Catheter for use in the peripheral vasculature. We recognized revenue on our first Magellan System in the first quarter of 2012.
The Magellan System employs the use of three types of catheters: the Magellan 9Fr, the Magellan 6Fr and the Magellan 10Fr Catheters. Each catheter allows for features such as distal tip shaping of the catheter, navigation that does not require vessel wall touches and strong catheter stability when locked in place in preparation for therapy delivery. The Magellan 9Fr Catheter received FDA clearance in 2012 and a CE Mark in 2011. The Magellan 6Fr Catheter received FDA clearance and a

CE Mark in 2014. The Magellan 10Fr Catheter received FDA clearance and a CE Mark in 2015. In 2014, we also launched the Magellan Transport System or MTS which allows for the Magellan robotic arm to be easily deployed or removed from a patient table. The ability to remove the arm frees up potential table space for non-robotic procedures and allows for Magellan to be easily transported out of the room.
Our Strategy
Our goal is to establish our technology as the leading robotic platform for complex interventional catheter-based procedures for cardiovascular and peripheral vascular diseases. We believe our Sensei System and Magellan System will accomplish this objective by potentially improving outcomes, reducing physician fatigue which may allow for additional cases to be performed in one day, reducing radiation exposure for operating physicians and reducing overall procedure costs and hospital expenditures. We also believe that we will be able to increase the number of procedures treated with catheter-based approaches and enable more doctors to perform such procedures. We market our products in the United States through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, Saudi Arabia, Australia and Singapore, we use a combination of a direct sales force and distributors to market, sell and support our products.
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

•
Target key institutions and thought leaders to encourage adoption of our systems. We are currently focusing our marketing efforts on the academic and community hospitals where the majority of procedures are performed. We believe these efforts will benefit those hospitals which adopt our technology by reinforcing their reputations as centers of excellence in their local markets in the specialties that benefit from procedures performed with our systems. In late 2013, we began to place increased commercial emphasis on communicating the clinical and economic value of our Magellan System to physicians and administrators in the U.S. community hospital setting.

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

•
Increase use of our systems. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use our systems. Our goal is to increase usage per system, leading to higher volume sales of our disposable catheters and sales of additional systems at each hospital. Through December 31, 2015, we estimate approximately 20,000 procedures have been performed using our systems.

•
Expand potential applications for our systems. We have commenced post-marketing studies to provide evidence of the benefits which we believe our technology brings to the clinician, which should help to drive adoption of our technology. We have received FDA approval to investigate the use of our Artisan Extend Control Catheter in the treatment of atrial fibrillation in an IDE clinical study designed to support a submission to the FDA to obtain clearance or approval for the expansion of our current labeling in the U.S. beyond mapping.

•
Leverage the open architecture of our platforms. We believe that our broad compatibility with 3rd party devices and technologies will facilitate adoption of our systems in the marketplace. We also believe that adoption of both of our systems will be enhanced because physicians will be able to use existing approved catheters in the lumen of our robotic catheters. We plan to collaborate with manufacturers of disposable interventional products and imaging equipment to optimize compatibility with future enhancements of our systems. Further, our open architecture allows us to benefit from third-party development efforts that advance current catheter and imaging technologies. For example, we are encouraged with the recent movement within imaging technology companies to create a convergence of surgical operating rooms and interventional suites into hybrid interventional operating labs. We believe this convergence of imaging for intervention and operative intervention is consistent with our strategy to create increased efficacy, safety and efficiency through the pairing of visualization and imaging technology with our flexible robotics.

Our Sensei System and Artisan Extend catheter were cleared by the FDA for manipulation and control of certain mapping catheters in EP procedures. This robotic catheter system is compatible with fluoroscopy, ultrasound, 3D surface map and patient electrocardiogram data. In the United States, the Sensei System is not approved for use in guiding ablation procedures; this use remains investigational. The U.S. product labeling therefore provides that the safety and effectiveness of the Sensei System and Artisan Extend catheter for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including atrial fibrillation, have not been established. Our future business prospects, however, will depend on the use of our Sensei System in the treatment of atrial fibrillation and other cardiovascular procedures. Depending upon regulatory requirements and our understanding of the needs of the physician community, we plan to seek future clearances or approvals for labeling that includes certain ablation procedures. Without such clearance or approval, each of these uses is considered an off-label use of our Sensei System, and we are prohibited from labeling or promoting our Sensei System, or training physicians, for such off-label use. Due to these legal constraints, our sales and marketing efforts focus on the general technical attributes and benefits of our Sensei System and its use to map the atrial anatomy. As a result of promotional limits based on our labeling and the competitive nature of the market, some hospitals or physicians may not adopt our Sensei System or use our products unless and until we are able to broaden the scope of FDA clearance for our products. In addition, if the FDA determines that we have engaged in off-label promotion, we could be subject to significant liability. See Item 1A — Risk Factors — “We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal, state and countries regulations in the United States or elsewhere” and “If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”
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
Severe heart rhythm disturbances were historically treated by highly invasive open chest heart surgery and are therefore typically only performed in conjunction with other procedures unrelated to the arrhythmia such as coronary artery bypass surgery or valve replacement and, as such, the total procedure can be very expensive. While generally very effective, these procedures are extremely traumatic for the patient, and usually require long hospital stays followed by a significant period of convalescence. Minimally invasive surgical procedures for the treatment of severe heart rhythm disturbances, including some which are robotically controlled, were devised to add visualization and instrument control using an endoscope in order to reduce the trauma for the patient. While these minimally invasive surgical techniques have been used for a number of anti-arrhythmic procedures, the results have been mixed and the trauma to the patient and procedure cost remain high.

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

•
Atrial fibrillation. The most common arrhythmia is atrial fibrillation, which is characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria. Atrial fibrillation leads to ineffective pumping of the blood through the heart and significantly increases the risk of stroke. According to GlobalData in 2014, over 3.3 million people in the United States currently suffer from atrial fibrillation. We believe that the number of atrial fibrillation procedures has the potential to grow if quicker, more effective and easier to accomplish interventional treatments are available. We believe that due primarily to the difficulties of accurately controlling the manual catheter, the efficacy of ablation to treat atrial fibrillation is reported to be only approximately 50% to 75% according to GlobalData studies in 2014, and the procedure has significant risks, including stroke. As a result, atrial fibrillation ablations are generally only performed by very experienced physicians. We believe that many of the electrophysiologists in the United States do not regularly perform these catheter-based procedures because of their complexity and time-consuming nature and evolving clinical data. These procedures often last three to seven hours because of their complexity. The length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests for many hours at a time. As noted above, our Sensei System has not been cleared in the United States for use with ablation catheters or for the treatment of atrial fibrillation. We are required by the FDA to label our products with language specifying that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established.

Vascular Market
Peripheral vascular disease presents a significant market opportunity for us. Patients with peripheral vascular disease can suffer from decreased blood flow which can lead to disability and amputation, stroke or blood clots, and death. The rates of diabetes, hypertension, atherosclerosis and obesity are also on the rise worldwide and are contributors to the growth rate of vascular disease in an aging population. Endovascular procedures are catheter-based procedures done in the arterial and venous vasculatures and include interventions involving abdominal and thoracic aorta repair, embolization as well as access PTA, atherectomy and stenting of branches of the aorta and arterial system including the carotid arteries and the iliac, femoral, popliteal, renal and mesenteric vessels. In 2013, Millennium Research Group forecasted that approximately 1.1 million of these procedures would be performed in the United States alone in 2013.
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
Complex vascular procedures, which we estimate range from 10% to 20% of endovascular interventions, have limited technical success, longer procedure times and fluoroscopy use, and expose the patient to significantly increased risks of adverse events and extended hospitalizations. We believe that the individual robotic control of the distal tips of both the outer and inner catheters as well as robotic manipulation of standard guide wires, can enable navigation to the anatomical area of interest inside an artery and can facilitate placement of a stent, graft or other therapeutic or implantable device. In particularly diseased or tortuous arteries, facilitation of steering of the catheter may assist in avoiding contact with atheromatous (and calcification) disease present in the vessel wall, may facilitate procedures that are now difficult to do and could impact outcomes. For some patients with particularly challenging anatomy or lesions, robotic catheter control may enable endovascular procedures in situations that might conventionally have been treated surgically. In these circumstances, we believe there may be significant benefits to the physician and hospital. In addition, similar to EP applications, we believe the use of robotic catheter control can lead to material reductions in radiation exposure to the physician, and potentially the patient, in the treatment of vascular disease. Remote navigation using the Sensei System has already demonstrated reductions in radiation exposure to the physician in electrophysiology applications. Finally, robotic catheter control has the potential to provide reduction in radiation exposure reduction and improved control and stability for more straightforward endovascular or interventional cases.
We also believe there is the potential to convert surgical cases to endovascular cases using robotic catheter control, an innovation that could, if achieved, materially affect the course of endovascular disease management.

Our Magellan System has been designed and engineered to meet the needs of vascular surgeons, interventional cardiologists, interventional radiologists and interventional neuro-radiologists, and extends the current Hansen Sensei architectural achievements in robotic catheter manipulation, catheter design, robotic capabilities, instinctive control, and data visualization. The architecture is intended to constitute a platform that we believe will extend our robotic capabilities significantly, and therefore depart from the Sensei architecture in the following ways:

1.
Our Magellan Robotic Catheter is smaller in diameter, has thinner walls, is more flexible, and is able to accommodate standard therapeutic device delivery; it is also longer, enabling it to reach distal anatomical targets.

2.
We believe novel robotic technology with substantially more control mechanisms and visualization technology will provide a broader base of capabilities to selectively employ in a suite of tools for endovascular intervention and, in the future, structural heart interventions. The bedside robotic system, which includes the bedside robot, setup joint and bedside box, has been designed to allow for independent, individual robotic control of the distal tip, manipulating more delicate catheters with more degrees of freedom over longer travel distances as well as enabling the manipulation of guide wires.

We anticipate that our Magellan System will be used in a variety of endovascular interventions, which may include some of the vascular applications described below. To date, The Magellan System has been used in over 500 endovascular procedures. We have initially focused on addressing the lower extremity and thoraco-abdominal markets, which include endovascular treatment of the ilio-femoro-popliteal disease, and renal, celiac and mesenteric artery disease. We also intend to pursue robotic catheters for the diagnosis and treatment of disease in the coronary, carotid and neurovascular areas with future development.
Potential endovascular interventions
Lower Extremity Artery Interventions. Critical limb ischemia, or CLI, occurs when the patient’s lower extremity arteries, such as femoral, popliteal and below-the-knee arteries, cannot carry sufficient oxygen to ensure proper metabolism. This may limit the patient’s ability to perform common activities such as walking or climbing stairs. If untreated, CLI often results in limb amputation. According to Millennium Research Group, the number of angioplasty and stenting procedures of the ilio-femoro-popliteal and infrapopliteal segment in the U.S. and in portions of Europe (the U.K., France, Germany, Italy and Spain) in 2015 was forecasted to be approximately 633,800 and 364,400, respectively. The lower extremity market continues to be a fast-growing market showing device and technique innovation. While a broad range of therapeutic tools is available to the endovascular specialist, acute iliac bifurcations, tortuous iliac arteries, and chronic total occlusions, or CTOs, appear to remain key contributors to procedure complexity and unpredictability. We believe that the control at the catheter tip and the increased stability provided by the Vascular System may simplify the navigation of complex iliac bifurcation and other anatomic branch points and areas of tortuosity, minimize time from femoral stick to angioplasty or stenting, and result in shorter, more predictable procedure times. In addition, the Vascular System has the potential to provide a systematic approach for navigation of the iliac bifurcations and access to the contralateral leg, which may reduce the physician’s dependency on proper guide wire and catheter selection, and may reduce delays or technical failures. We also believe that by providing user-friendly and individual control of a guide wire and the catheter tip and through the provision of increased catheter support, the Vascular System may allow the crossing of CTOs, reduce the volume of conversions to bypass surgery, reduce procedure time and radiation exposure and enable more endovascular specialists to expand their practice to include the treatment of complex vascular disease.
Visceral Artery Interventions. According to Millennium Research Group, the number of renal artery stenting procedures forecasted in 2015 in the U.S. and in Europe was approximately 48,600 and 15,400, respectively. There has been an ongoing controversy on the superiority of renal artery stenting over medical therapy, and one of the concerns associated with renal artery stenting has been the risk of embolization caused by the dislodgement of embolic debris during manipulation of conventional catheters. We believe that providing instinctive steering of the catheter and accurate manipulation of the catheter tip to avoid point contact with the vessel wall may positively impact outcomes of renal, mesenteric and celiac artery stenting.
Abdominal and Thoracic Aortic Aneurysm Repair. According to a Millennium Research Group study, in 2014, the number of abdominal and thoracic aneurysm endovascular repairs performed in the U.S. was forecasted to be approximately 46,000 and 11,000, respectively. Endovascular aneurysm repair, or EVAR, has been growing rapidly and cannibalizing surgical repair, because it has proven to be a minimally invasive procedure with similar effectiveness to surgical grafting and fast recovery times, which reduces costs of convalescence and perioperative complications and makes EVAR a cost-effective solution for medical institutions.
EVAR, however, is in part technically challenging in situations where cannulation of portions of the graft must be achieved under fluoroscopy, or vessel embolization must be achieved prior to deployment of the endograft. The complex anatomy and the difficulty of controlling guide wires and catheters in an enlarged, diseased aorta may produce significant variability in procedure times, fluoroscopy use and complication rates in patients needing pant leg grafts, or fenestrated or branched grafts. We believe that our Vascular System may be able to provide a more systematic approach to vessel and graft cannulation, which may result in shorter, more consistent procedure times, and reduce radiation exposure and use of contrast.
Embolization Procedures: According to the Millennium Research group, the U.S. market for peripheral vascular embolization will experience a 6.3% procedure growth through 2016 (CAGR 2012-2022), with cancer treatment embolization procedures as the highest growth factor. The Magellan System is currently being utilized in a variety of embolization procedures in which the robotic catheter navigates to a desired target location and then occlusive agents are deployed in the blood vessel to block blood flow to a tumor or other target. Embolization may also involve the deployment of chemotherapy or radioactive seeds for cancer treatment. Further embolization procedures where the Magellan System is currently being utilized are in the treatment of uterine fibroids in women and benign prostatic hyperplasia (enlargement of the prostate) in men. Uterine fibroids are the most common solid pelvic tumor in women, causing symptoms in roughly 25% of all women of child-bearing age. By age 35, 25% of Caucasian women, 40% of Hispanic women, and 50% of African American women have clinically significant fibroids. Surgery is typically how large fibroids are ultimately treated. In the U.S., there are approximately 40,000 myomectomies performed annually as stand-alone treatments for fibroids and it is estimated that 33-50% of the approximately 600,000 annual hysterectomies in the U.S. are a result of uterine fibroids. A uterine fibroid embolization procedure (UFE) facilitated by the Magellan System addresses the fibroid by cutting off blood supply to the key vessels by employing an embolic blocking agent. When the fibroid is denied its blood supply, it will ultimately shrink and be absorbed by the body. Robotic UFE can be an inpatient or outpatient procedure, and studies suggest that fibroids are not likely to grow back after a UFE procedure. Currently there are only approximately 25,000 UFE procedures performed annually in the U.S., which may be related to a variety of factors including challenges such as access to patients and skills required to perform the procedure manually. Benign Prostatic Hyperplasia (BPH) is a condition that affects approximately 50% of the male population over 50 and up to 90% from 70 to 89 years old. BPH is highlighted by frequent urination, a weak urine stream and/or an urge to urinate. The current gold standard of treatment is either medication or a surgical procedure, TURP (Transurethral Resection of the Prostate). TURP is commonly performed by urologists, but studies suggest it is only effective 70% of time and can result in a series of post-operative complications such as pain, bleeding, incontinence or impotence. Prostatic Artery Embolization (PAE) has been performed since 2009 and early studies show it to be a promising procedure which avoids many of the open surgical complications that result with TURP. We believe the introduction of the Magellan System for this procedure may prove to overcome vessel navigation challenges and other difficulties inherent with this procedure.
Carotid Artery Stenting. Carotid artery stenting, or CAS, is an alternate therapy to surgical carotid endarterectomy, and may be performed by the interventional cardiologist, the interventional radiologist, or the vascular surgeon. According to Millennium Research Group, the number of CAS procedures forecasted in 2015 in the U.S. and in Europe was approximately 24,200 and 19,400, respectively. The growth of CAS has been hindered by controversial clinical results. CAS is a procedure that requires, in many cases, navigation of tortuous anatomy, placement of multiple devices in sequence to achieve procedural success, and manipulation of these devices at a distance to achieve appropriate placement and long-term efficacy. We believe that, by enabling fine control of the catheter tip and increased catheter stability, our Vascular System may provide a systematic approach for navigation of the aortic arch, improve access consistency for physicians treating complex arches and tortuous carotid anatomy, potentially resulting in more consistent procedure times, and possibly reducing risk of embolization caused by the lack of control of the distal end of conventional catheters.
Coronary Artery Interventions and Chronic Total Occlusion Crossing. According to Millennium Research Group in 2008, the number of percutaneous coronary interventions forecasted in 2010 in the U.S. and in Europe was approximately 1,000,000 and 740,000, respectively. Based on physician interviews we have conducted, technical difficulties associated with coronary artery stenting seem to originate from the lack of stability of the distal section of the guiding catheter and from limited ability of catheters and guide wires to cannulate acutely angulated coronary branches. We believe that by providing stability and steering at the tip of the catheter, as well as instinctive driving of the catheter, the Vascular System may facilitate branch cannulation. We also believe that active catheter control through tip steering and catheter pull wire manipulation can provide increased stability at the site of intervention and may decrease the risk of having the guiding catheter be dislodged out of the coronary artery during guide wire manipulation and therapy delivery.
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
Research and Development
As of December 31, 2015, our research and development team consisted of 20 people and our regulatory, clinical and quality team consisted of 17 people. We have assembled an experienced team with recognized expertise in robotics, mechanical and electrical engineering, software, control algorithms, systems integration and disposable device design, as well as significant clinical knowledge and expertise.
Our research and development efforts are focused in the following major areas:

•	continuing to enhance the capabilities of our Magellan System and Magellan Robotic Catheters and related accessories;

•	continuing to enhance the capabilities of our existing Sensei System and our Artisan Extend catheters through ongoing product and software development;

•	developing new capabilities for our robotic technology;

•	designing new proprietary disposable interventional devices for use with our Sensei System and our Magellan System; and

•
developing new applications for our technology and related additions to our Sensei System and our Magellan System, new control catheters, or integration with other imaging technologies or other modalities.

Our research and development team works independently and with other manufacturers of lab equipment to integrate our open architecture platform with key imaging, location sensing and information systems in the labs. We also collaborate with a number of highly regarded electrophysiologists, vascular surgeons, interventional radiologists and cardiologists in key clinical areas in search of new applications for our technology.
We have historically spent a significant portion of our capital resources on research and development. Our research and development expenses were $13.8 million, $18.0 million and $16.1 million in 2015, 2014 and 2013, respectively. See Item 1A, “Risk Factors — We may not be able to further develop our Magellan System as planned, which could significantly harm our ability to achieve future regulatory approvals and market acceptance” and “— Our products and related technologies can be applied in different applications, and we may fail to focus on the most profitable areas or we may be unable to address successfully financial and technology risks associated with new applications, including applications for the vascular market.”
Sales and Marketing
We market, sell and support our products in the United States through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, primarily in the European Union, Saudi Arabia, Australia and Singapore, we use a combination of a direct sales force and distributors to market, sell and support our products. We have established sales subsidiaries in the U.K. and Germany and have hired sales representatives in the U.K. We currently have distribution agreements in several other countries outside of the United States, U.K. and Germany. A summary of our financial information by geographic location is found in Note 14, “Segments Information,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.
As of December 31, 2015, we had a direct sales force, clinical support team and marketing team of 29 employees. We use the same sales and marketing force to drive sales of both our Sensei System and our Magellan System.
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

Many hospitals are part of an integrated delivery network, or IDN, and/or a group purchasing organization, or GPO. When possible, we focus on leveraging opportunities in which we believe a sale to one member of an IDN or GPO creates interest and drives competition within that group. We also focus sales and marketing development activities where strategic synergies or competition exists between our current installed base and other area hospitals.

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
Our systems utilize proprietary control catheters, as well as software tailored to specific clinical applications. After a system is installed and initial training has been completed, we provide ongoing support in order to increase customers’ familiarity with system features and benefits, with the goal of increasing usage of the system. More frequent usage will result in increased consumption of our disposable catheters. One year of customer support is generally included with each system. Thereafter, we market and sell extended service plans to continue to provide service and support, and we anticipate that service beyond the basic warranty will increasingly be an important additional source of revenue.
We expect that our relationships with physician thought leaders in the fields of EP and vascular disease will continue to be an important element of our selling efforts. These relationships are often built around obtaining feedback from such physicians with respect to our products that enable us to better understand and articulate the most useful features and benefits of our system as well as to develop new solutions to long-standing challenges in interventional electrophysiology and peripheral vascular disease. We plan to continue to provide support for and consult with highly regarded physicians in order to accelerate market awareness and adoption of our systems.
We have developed a comprehensive solution to assist our customers in marketing their Sensei System and robotic EP program. The flexible robotics program is a broad based and robust toolkit designed to assist our customer hospitals in using the development of a robotic EP program as a tool to market the hospital’s quality, commitment to patient care and innovation. The program is a virtual toolbox that contains both the programmatic and content elements that are designed to plan, initiate, and execute public relations and outreach campaigns, influence and change referral patterns to improve market share in the hospital’s catchment area, enliven hospital personnel and patients around the benefits of our innovative robotic technology, and develop substantial awareness of the technology and the physicians employing it. We have experienced a number of hospital level examples of the benefits that this program brings to all of our constituents and believe it will be an important component of the drive to adoption and utilization of the technology. We have also developed these tools for use in our distributor channels. Leveraging off our experience with the Sensei System, we have developed a program to similarly market our Magellan System. See Item 1A — “Risk Factors — If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.”
Customer Service and Support
As of December, 31, 2015, we had a customer service and support team of 8 employees. These employees form a call center, a network of field service engineers and a service parts logistics repair and delivery system. We also outsource the after-hours portion of our call center, including weekends and holidays, to an answering service. This infrastructure provides a single point of contact for our customers via telephone and email and enables us to provide online, telephone and on-site technical support services 24 hours a day, seven days a week. In addition, we offer post-warranty maintenance plans for our customers to manage their on-going support needs.
Manufacturing
As of December 31, 2015, we had a manufacturing team of 40 employees. We manufacture our systems and catheters using a combination of in-house manufacturing and third-party contract manufacturers. Some of the components for our systems are single sourced. We may not be able to quickly establish additional or replacement suppliers for our single-source components, in part because of FDA requirements and because of the custom nature of the parts we utilize. Any supply interruption for any of these components or interruptions at our contract manufacturers could limit our ability to manufacture our products, which could have a material adverse effect on our business.

We face technical challenges in our manufacturing processes, including manufacturing cost reductions, equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing our current manufacturing capacity has required the investment of substantial funds, and additional changes in the future to reduce manufacturing costs or to adapt our capacity to market fluctuations may require the investment of substantial additional funds and the hiring and retaining of management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any future required change in manufacturing ability on a timely basis or at all.
Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, we and our contract manufacturers may have excess or inadequate inventory of materials and components. See Item 1A, “Risk Factors — If we are unable to manufacture our systems and catheters in a manner that yields sufficient gross margins, we will be unable on a commercial scale to achieve profitable commercialization” and “— We are continuing to develop our experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue or diminishing margins.”
The Sensei System and Magellan System
Our systems incorporate a number of custom parts and components that we have designed and which are manufactured to our specifications by third parties. Our manufacturing strategy for our systems is to assemble some critical subsystems in-house while outsourcing less critical subsystems, and to complete the final assembly and testing of those components in-house in order to control quality.
Artisan Extend and Magellan catheters and guide catheter assembly
Our catheters consist almost entirely of custom parts which we have designed and are manufactured either by us or by contract manufacturers to our specifications. We currently assemble catheters in-house. We outsource the manufacture of certain other disposable products, including sterile drapes used with our system. We also manufacture prototype disposables to facilitate future product development.
Software
We develop the software components of our systems, including control and application software, both internally and with integrated modules which we purchase or license from third parties. We perform final testing of software products in-house prior to commercial release.
Regulatory Framework
Our manufacturing facilities operate under processes designed to meet the FDA’s requirements under the Quality System Regulation. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspection report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFR 20.64. If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to enforcement action by the FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plans for product repair, product replacement or refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our submission seeking 510(k) clearance, investigational device exemptions (IDE) to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/premarket approvals that have already been granted;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.

Our existing quality management system passed a European Notified Body audit in 2015, and it was determined that we are in compliance with the requirements of the ISO 13485 standard. Through such compliance with the ISO 13485 standard, we benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to Council Directive 93/42/EEC concerning medical devices (Medical Devices Directive). If we fail to maintain compliance with the FDA requirements or maintain compliance with the ISO 13485 standard and the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive in the future, we may be subject to enforcement action by the FDA, the U.S. Department of Justice and/or the competent authorities of the European Economic Area ("EEA"), the suspension or withdrawal of our CE Certificate of Conformity by our Notified Body or we may be required to cease all or part of our manufacturing operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards.
Our facility and our clinical investigational sites operate under procedures that govern the conduct and management of FDA-regulated clinical studies. The FDA conducted a Bioresearch Monitoring or BiMo inspection in September 2015 at the Hansen Medical facility and no findings were reported. A BiMo inspection assesses compliance with applicable regulatory requirements, including those at 21 CFR Parts 50, 54, 56 and 812, our procedures and the applicable clinical protocol. If the FDA were to find that we or our clinical investigators are not operating in compliance with applicable regulations, we could be subject to enforcement action as well as FDA refusal to accept all or part of our data in support of a 510(k) notification or PMA and/or we may need to conduct additional studies.
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
Force Dimension Development and Supply Agreement
On November 9, 2004, we entered into a Development and Supply Agreement with Force Dimension Sàrl, a Swiss limited liability company. Pursuant to the terms of the agreement, Force Dimension manufactures and supplies to us specially-configured motion controllers in accordance with a predefined pricing matrix. We may terminate the agreement for any reason upon 30 days’ notice to Force Dimension, provided that we will remain obligated to purchase all delivered and ordered master input devices at the time of such termination. Either party may terminate the agreement for a material breach by the other party if the material breach is not cured within 90 days of notice of the material breach. Force Dimension is a single-source supplier for the motion controllers in our Sensei System and our Magellan System.
Reimbursement
We expect that healthcare facilities and physicians in the United States will continue to bill various third-party payers, such as Medicare, Medicaid, other governmental programs and private insurers, for services performed using our products. We believe that procedures performed with our products are generally already reimbursable under governmental programs and most private plans and claims for services using our products are generally reimbursed under existing billing codes. We cannot be certain, however, that current coverage, coding and reimbursement policies of third-party payers will continue or the extent to which future changes to coding, coverage and reimbursement policies will affect some or all of the procedures that would use our robotic systems.
Future legislation, regulation or coverage and reimbursement policies of third-party payers may adversely affect the demand for our products (currently marketed and under development) and limit our ability to profitably sell our products. For example, the Budget Control Act of 2011, enacted on August 2, 2011, established a process to reduce federal budget deficits through an automatic “sequestration” process beginning in January 2013 if deficit reductions targets were not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes across-the-board cuts to a wide range of federal programs, including but not limited to Medicare payments to plans and providers (subject to a 2% cap), in the years 2013 to 2021. Medicare payments to medical providers and health plans were reduced by 2% beginning in April 2013. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. Such changes to the reimbursement rates for procedures in which our products are used, or alternative budget proposals that include reductions in health care spending, could adversely impact our business. In addition, the Medicare payment systems for hospitals (inpatient and outpatient) and physicians are updated annually and reimbursement rates can vary from year to year based on a number of legislative, regulatory, and/or other policy changes. For example, there is a statutory formula known as the sustainable growth rate, or SGR, formula for determining annual payment updates for physicians’ professional services. For several years, this statutory formula has resulted in significant decreases to physician reimbursement, but Congress has repeatedly enacted legislation to temporarily block the cuts. Most recently, Congress included a provision in the Pathway for SGR Reform Act of 2013, enacted on December 26, 2013, to prevent a scheduled 20.1% cut from going into effect; instead, Medicare physician payment rates generally increased by 0.5% through March 31, 2014. If Congress fails to intervene in the future to block schedule physician reimbursement reductions under the SGR formula, or if future legislation decreases Medicare payments to physicians, it could adversely impact our business.
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
Intellectual Property
Since our inception, our strategy has been to patent the technology, inventions and improvements that we consider important to the development of our business and technology. Our intellectual property portfolio, including patents and patent applications that we own or license, covers key aspects of our Sensei and Magellan Systems and catheter products, as well as other technology that we have under development. As a result, we believe that we are building an extensive intellectual property portfolio to protect the fundamental scope of our technology, including our robotic technology, navigational methods, procedures, systems, disposable interventional devices and our three dimensional integration technology. As of December 31, 2015, we licensed or owned 111 issued U.S. patents and 52 pending U.S. patent applications, 37 granted foreign patents and over 14 pending foreign applications. We also share the rights to a number of patents and patent applications under the September 2005 cross license agreement and the January 2010 cross license agreement with Intuitive Surgical, Inc. ("Intuitive"), which in turn shares rights to certain of our patents and pending patent applications pursuant to the cross license agreements. In addition, we received a license to certain patents and patent applications licensed or owned by Luna Innovations Incorporated, or Luna, as part of the litigation settlement entered in January 2010. Some of our rights in these patents licensed from Luna have in turn been sublicensed to Philips in connection with our February 2011 agreements. We also have a number of invention disclosures under consideration and several new patent applications that are being prepared for filing, and we continue to gain the benefit of certain new patent applications and patents by virtue of the cross license agreement with Intuitive. Accordingly, we anticipate that the number of pending patent applications and patents in our portfolio will increase.
In addition to our existing patent coverage that we expect to build upon, we believe it would be technically difficult and costly to reverse engineer our products and technology. Further, we have developed substantial know-how in robotic design, catheter design and manufacturing and robotic instrument control which we maintain as trade secrets or copyrighted software.
Further successful commercializing of our Sensei System, our Magellan System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we receive letters from one or more third parties alleging that certain aspects of our systems infringe issued patent(s) or asking us to consider licensing their patent rights. While we do not believe that our systems infringe any valid and enforceable patent of any third party, there can be no assurance that any third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our systems in the United States or elsewhere. There also can be no assurance that we will not seek to take the initiative in defending ourselves by instituting litigation against such third party challenges.
We have applied for trademark registration of, and claim trademark rights in, “Magellan” and “Hansen Medical Magellan.” We have obtained trademark registration for, and claim trademark rights in “Artisan Extend,” “Hansen Medical,” “Hansen Medical (with Heart Design),” “Heart Design (Logo),” “Sensei,” “Artisan,” “Instinctive Motion,” "CoHesion™" and "IntelliSense Technology™" . This report also includes other trademarks, service marks and trade names of other companies.

Cross License Agreement with Intuitive Surgical
On September 1, 2005, we entered into a cross license agreement with Intuitive. Pursuant to this agreement, Intuitive granted us a co-exclusive, worldwide license in the field of intravascular approaches for the diagnosis and treatment of cardiovascular, neurovascular and peripheral vascular diseases. In return, we granted Intuitive a co-exclusive, worldwide license in the fields of endoscopic, laparoscopic, thoracoscopic or open diagnosis and/or surgical procedures, including endoluminal applications in gastrointestinal, respiratory, ear, nose and throat, urologic and gynecologic surgery. These licenses cover our and Intuitive’s patents and patent applications that were filed on or prior to the date of the agreement, as well as later filed divisionals, continuations and continuations in part with respect to the matters that were part of the original patents and patent applications as of the date of the agreement, but not any other later-filed patents and patent applications. In addition, these licenses cover all trade secrets and other know-how that we and Intuitive disclosed to each other prior to the date of the agreement. Each party retained full rights to practice its own technology for all purposes. As consideration for the licenses granted by Intuitive, we issued 125,000 shares of our Series B preferred stock to Intuitive in 2005 (which converted into 12,500 shares of our common stock at the time of our initial public offering) and owe royalties to Intuitive on certain product sales, including annual minimum royalties of $200,000. We will not receive any royalties or other compensation from Intuitive under the agreement.

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
In October 2012, we signed an amendment to our license agreement with Intuitive under which Intuitive paid us a $20 million licensing fee. The amendment of the license agreement is an update to the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive's existing co-exclusive rights to our patent portfolio to certain non-vascular procedures have been extended to include patents filed or conceived by us subsequent to the original 2005 agreement up to and including the period three years subsequent to the amendment though we have no obligations to conduct any research activities under the amendment. In addition, the first sentence of the definition of “Hansen Field of Use” was modified by the Amended License Agreement to read: “Hansen Field of Use” means the research, development, manufacture, use, sale, promotion, distribution and importation of medical devices and systems for intravascular approaches for the diagnosis and/or treatment of cardiovascular, neurovascular, and peripheral vascular diseases, wherein the distal end of the medical device or system, after entering a blood vessel, remains within the blood vessel or branches of the blood vessel for the delivery of the diagnostic or therapeutic modality for which the device or system is being used.” We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular. Under the terms of the amended agreement, Intuitive’s co-exclusive rights extended to include intellectual property rights filed or conceived by the Company in the non-vascular space subsequent to the original 2005 agreement through October 26, 2015. The term of the intellectual property capture period expired on October 26, 2015. The cross-licenses and royalty obligations remain in effect.
License Agreement with Mitsubishi Electric Research Laboratories
On March 7, 2003, we entered into a License Agreement with Mitsubishi Electric Research Laboratories, Inc. ("Mitsubishi"). Pursuant to this agreement, we obtained an exclusive, worldwide license to certain Mitsubishi patents and related know-how for use in the field of therapeutic or diagnostic vascular or endoluminal intervention involving robotics, automation or telemanipulation. In consideration for such license, we issued 938 shares of our common stock to Mitsubishi and paid commercialization milestones. Additionally, we owe minimum annual royalties of $100,000 which reduces to $55,000 if the license becomes non-exclusive and royalties on certain product sales, subject to an annual royalty cap. Under the agreement, we are obligated to use reasonable commercial efforts to commercialize royalty-bearing products. The agreement may be terminated by Mitsubishi in the event of an uncured material breach by us. In addition, we can terminate the agreement for any reason with advanced written notice to Mitsubishi.
License Agreement with Luna Innovations Incorporated
On January 12, 2010, we entered into license agreement with Luna. Under the license agreement, Luna granted us a co-exclusive (with Intuitive), royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape sensing/localization technology within the medical robotics field. The license can only be sublicensed in connection with our products, except that we can grant full sublicenses to third parties for single degree of freedom medical devices. Intuitive received a corresponding co-exclusive license within the medical robotics field from Luna under a separate license agreement between Intuitive and Luna. Under the license agreement, Luna also granted to us a royalty-free, fully paid, perpetual and irrevocable license to Luna’s fiber optic shape-sensing/localization technology for non-robotic medical devices, which license is exclusive (and fully sublicenseable) within the orthopedics, vascular and endoluminal fields and otherwise co-exclusive with Luna. We have the right along with Intuitive to enforce the intellectual property licensed by Luna within the medical robotics field.
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
In January 2014, Luna sold to Intuitive substantially all of its assets related to its medical shape sensing business, including all of the patents and patent applications used or useful for its fiber optical shape sensing and localization technology. Luna’s transfer of technology to Intuitive was made subject to their existing licenses and related obligations with us and Philips and we have not assigned or transferred any of our agreements with Luna to Intuitive.
Agreements with Philips
In the fourth quarter of 2009, we entered into an extended joint development agreement with Philips Electronics, N.V. , or Philips. Under the terms of the agreement, we have, with support and collaboration from Philips, developed a vascular robotics platform and associated catheters, or Vascular System. The Vascular System does not include our Sensei Robotic Catheter System or any system used for endoluminal, cardiac or other non-vascular procedures. Pursuant to the agreement, Philips partially funded our development costs based upon our achievement of development milestones for the Vascular System and will receive royalties based on sales of the Vascular System subject to caps. In February 2011, we amended the extended joint development agreement, which increased the amount of funding provided by Philips for the development of the Vascular System and extended and increased the royalties to be paid to Philips. We reached the final milestone under the agreement and received our final payment from Philips in October 2011. We will pay Philips royalties based on the number of Magellan Systems and Magellan Robotic Catheters that are sold, subject to caps, through October 2017.
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
In August 2015, we entered into an amendment with Philips to amend the FOSSL Agreement and the JDA (the “Amended Agreements”), extinguishing the Company’s rights to re-acquire the licenses in the non-robotic vascular, endoluminal and orthopedic fields in FOSSL technology in exchange for a reduction of all royalties owed or due between the parties of fifty percent (50%). Under the Amended Agreements, the Company’s royalty obligations to Philips based on sales of the Vascular Systems were reduced by fifty percent (50%). The Company’s royalty obligations continue through October 2017. Similarly, Philips royalty obligations were also all reduced by fifty percent (50%), including but not limited to all royalty obligations due under the Amended Agreements that arise from Philips’ sublicensing the FOSSL technology. Under the Amended Agreements, Philips’ FOSSL-related royalty obligations will be calculated on a consistent basis for the royalty period starting with the first calendar year after the first sale by Philips of a FOSSL system and ending with the sixth calendar year after the first sale, but only to the extent that Philips achieves certain number of commercial placements of FOSSLenabled products during the royalty period. The Amended Agreements contain customary representations, warranties and indemnification provisions by each party. Each party may terminate the agreements for material breach by the other party. Philips also has the right to terminate the agreement and its rights under the agreement if the Company is acquired by a competitor of the relevant business unit of Philips.
Under the terms of the Amended Agreements, we continue to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and Vascular Catheters.
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
We consider our primary competition for our robotic systems to be in the following areas:

•
Drug therapies. Drug therapy is currently considered the first line treatment for electrophysiological conditions such as atrial fibrillation. As a result, physicians typically attempt to treat these conditions with drugs designed to control heart rate and heart rhythm before indicating interventional procedures. Among atrial fibrillation patients, long-term efficacy of medications is poor in 60% to 80% of patients, per GlobalData, Electrophysiology – Global Analysis and Market Forecasts report in March 2014. Atrial fibrillation patients who do respond well to medication are not considered candidates for interventional treatment. Therefore, we face competition with the companies who currently market or are developing drugs or gene therapies to treat electrophysiological conditions such as atrial fibrillation. To the extent that more effective drug therapies are developed and approved for use in treating EP conditions such as atrial fibrillation, we will face increased competition.

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

•
New approaches. We expect to face competition from companies that are developing new approaches and products for use in interventional procedures. Some of these companies may attempt to use robotic techniques to compete directly with us, such as Corindus, Inc., Catheter Robotics, Inc. and Verb Surgical, Inc. We believe, however, that several of these solutions merely involve robotic control of typical manual devices like off the shelf wires and catheters. We believe that, solely from a clinical perspective, the inability to more effectively control these devices robotically at their tip is a significant departure from the value we have realized through the application of flexible robotics. Many potential competitors also have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the EP and vascular lab.

The use of catheters and catheter-based technologies is common for a broad range of interventional procedures in cardiology, vascular and in other medical specialties. Other companies may market guidance systems for use in complex vascular procedures as well as other uses. In addition, we believe that Intuitive is developing a system to guide flexible medical devices in fields such as urology, gynecology, gastrointestinal disease, and other medical fields outside of cardiology. While they may not use our patents in EP, cardiology or vascular procedures, Intuitive may attempt to compete directly with us in EP and cardiology, and will likely compete with us if we decide to offer products outside of our licensed field of treating cardiovascular, neurovascular and peripheral vascular diseases. We also face competition from large medical device companies that have significantly greater financial and human resources for product development, sales and marketing, and patent litigation. Large medical device companies such as Johnson & Johnson, St. Jude Medical, Boston Scientific and others, as well as a variety of smaller innovative companies, such as Stereotaxis, Inc., are also expected to be targeting the EP and cardiology markets for guiding flexible medical devices. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.
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
Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system that classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I devices are subject to only general controls (e.g., establishment registration and listing products with the FDA, recordkeeping, labeling, reporting adverse events, good manufacturing practice requirements, and prohibitions against adulteration and misbranding). In some cases, a Class I device may not be marketed until the FDA clears a 510(k) notification via the 510(k) clearance process described below. Class II devices are also subject to general control, but also may be subject to special controls such as performance standards and the FDA guidelines that are not applied to Class I devices. Most Class II devices may not be marketed until the FDA clears a 510(k) notification via the 510(k) clearance process described below. Finally most Class III devices may not be marketed until FDA approves a premarket approval application, or PMA, via the PMA approval process described below. Class III devices are those deemed by the FDA to pose the greatest risk, such as a life-sustaining, life-supporting or implantable device, or a device deemed not substantially equivalent to any previously cleared 510(k) device. Both 510(k) notifications and PMA require the payment of user fees at the time of submission for FDA review. The currently-cleared uses of our Sensei/Artisan and Magellan products are classified in Class II, but future applications such as ablation in treatment of specific arrhythmias, could be classified in Class III.

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
In May 2007, the FDA cleared our Sensei System and Artisan Extend Control Catheter for promotion for use in mapping the heart anatomy with two specified mapping catheters. When the FDA cleared our technology for promotion in the U.S., it concluded that there is a reasonable likelihood that our products will be used for an intended use not identified in the proposed labeling and that such statutory uses could cause harm. The FDA therefore required that we label our products in the United States with language that the safety and effectiveness of our products for use with cardiac ablation catheters, in the treatment of cardiac arrhythmias including atrial fibrillation, have not been established. Although the FDA did not require contraindication of this use in the labeling, the FDA, with supporting data (for example, based on observed trends in postmarket adverse event reports) could later choose to require a specific contraindication for use in cardiac ablation procedures. We plan to seek FDA clearance or approval for labeling that includes ablation procedures but we cannot assure you that the FDA will grant such clearance or approval for our Sensei System and related catheters for use in such procedures.

In 2012, the FDA cleared our Magellan System for use to facilitate navigation to anatomical targets in the peripheral vasculature. Our FDA cleared labeling does not further specify the scope of the targets within the peripheral vasculature that are encompassed in the 510(k) clearance. FDA could disagree with our interpretation of the scope of this clearance. If the FDA concludes that our promotional materials exceed the scope of this clearance, the agency may retroactively require us to seek 510(k) clearance or PMA approval. The FDA also can require us to cease marketing for any claims beyond the scope of the clearance and we are subject to the administrative or judicial sanctions described below.
In February 2014, the FDA cleared our Magellan 6Fr Robotic Catheter for use to facilitate navigation to anatomical targets in the peripheral vasculature. In August 2014, the FDA cleared our Sensei X2 System and Magellan Transport System for sale in the U.S. In July 2015, the FDA cleared our Magellan 10Fr Robotic Catheter for use in the peripheral vasculature.
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
We have received approval of an IDE application to investigate the use of our Sensei System and Artisan Extend family of catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. We enrolled our first patient in May 20150 and the study, which involved the treatment of atrial fibrillation has enrolled 150 patients. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180 and 365 days. If successful, we intend to use the data from this study to support a submission to the FDA to obtain clearance or approval for use in atrial fibrillation procedures.
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

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	reporting to the FDA of corrections or removals.
Advertising and promotion of medical devices, in addition to being regulated by the FDA and U.S. Department of Justice, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Accordingly, we may not market or promote our Magellan and Sensei Systems for any off-label use. For example, the FDA has taken the position that we are not permitted to promote our Sensei System in the United States for use with any other mapping catheter other than the two specified in our 510(k) clearance, use with any ablation catheters, or in any other procedure such as ablation procedures. The FDA has specifically indicated that the commercial distribution of these devices for use in ablation procedures will require us to obtain a new 510(k) clearance or, more likely, PMA approval with significant clinical data. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to administrative or judicial sanctions, as described below. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.
Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.
The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. We underwent an FDA inspection, which employed the Quality System Inspection Technique, or QSIT, in 2014 and received one inspectional observation. We received the establishment inspect report (EIR) from the FDA on January 26, 2015 after the agency closed the inspection per CFR 20.64.
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
If the FDA were to find that we are not operating in compliance with applicable regulations, we could be subject to enforcement action by the FDA and/or the U.S. Department of Justice, which may include administrative or judicial sanctions:
Foreign Regulation
In order for us to market our products in other countries, we must comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals, clearance, or grant of Conformité Européene ("CE") Certificates of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance, or CE Certificates of Conformity (or equivalent) in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.
The primary regulatory environment in Europe is that of the European Economic Area, or EEA, which is comprised of the 28 Member States of the European Union, or EU, Iceland, Liechtenstein and Norway. In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the EU Medical Devices Directive (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE Mark to our medical devices, without which they cannot be commercialized. To demonstrate compliance with the Essential Requirements laid down in Annex I of the Medical Devices Directive obtain the right to affix the CE Mark to our medical devices, and thus be permitted to place our medical devices, and/or put them into service, on the EEA market, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. With the exception of low risk medical devices (Class I devices with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body. This is an organization designated by the competent authorities of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity. This Certificate demonstrates substantive compliance with the relevant Essential Requirements laid down in Annex I of the Medical Devices Directive or the relevant quality system requirements laid down in the Annexes to the Directive and constitutes the basis for manufacturers to issue their mandatory Declaration of Conformity. Companies compliant with ISO requirements such as “ISO 13485: Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements. This Certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. In September 2006, we received CE Certificate of Conformity from our Notified Body permitting us issue a Declaration of Conformity, affix the CE Mark and market our Sensei System in the EEA. In May 2007, we received a CE Certificate of Conformity for our Artisan Extend Control Catheter which allows us to issue a Declaration of Conformity, affix the CE Mark to market our system for ablation procedures and to market it in the EEA. In February 2013, our Notified Body issued a further CE Certificate of Conformity for our Artisan Extend Control Catheter. In July 2011, following the drawing up of our Declaration of Conformity we affixed the CE Mark for sale of our Magellan System after having received a CE Certificate of Conformity from our Notified Body and, in October 2011, we received another CE Certificate of Conformity permitting us to draw up a Declaration of Conformity and affix the CE Mark to our Magellan Robotic Catheter and related accessories. In November 2014, we received a CE Mark for the marketing of our Magellan 6Fr Robotic Catheter. In July 2015, we received FDA clearance to market our Magellan 10Fr Robotic Catheter in the U.S. In April 2015, we received CE Mark clearance to market our Magellan 10Fr Robotic Catheter for use in the peripheral vasculature.
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
Anti-Kickback Statutes and False Claims Acts

In the United States, there are federal and state anti-kickback laws that generally prohibit the offer, payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business or the prescribing or recommendation of certain products. For example, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully offering, paying soliciting or receiving remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any healthcare item or service, for which payment may be made, in whole or in part, under federal healthcare program such as the Medicare and Medicaid programs. The statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. The definition of “remuneration” has been broadly interpreted to include anything of value, including, among other things, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Because the federal Anti-Kickback Statute’s broad language prohibits many arrangements and practices that are permissible in businesses outside of the healthcare industry, Congress and the OIG have established statutory exceptions and regulatory safe harbors to protect arrangements that satisfy all of the relevant elements from prosecution or regulatory sanctions.
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
Many states have adopted laws similar to the Federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payer, not only federal healthcare programs like Medicare and Medicaid. We are unable to predict how individual states will enforce their kickback statutes and increased enforcement may result in substantial fines, reputational risk, or administrative penalties. We are unable to predict whether we could be subject to actions under the federal Anti-Kickback Statute or any comparable state laws, or the impact of such actions.
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
U.S. Attorneys’ offices, state attorney general offices, and other government agencies have focused their enforcement efforts a wide range of activates, including the discounting of medical devices, the provision of free equipment, the promotion of healthcare services and products and interactions with physicians, hospitals and other healthcare organizations. We are unable to predict how third parties will interpret these laws and apply the OIG guidance and third parties may challenge our practices and promotional activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.
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
Health Insurance Portability and Accountability Act of 1996
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.
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
Foreign Corrupt Practices Act
The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, and result of operations or financial condition.
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
Employees
As of December 31, 2015, we had 130 employees, 20 of whom were engaged directly in research and development, 17 in regulatory, clinical affairs and quality activities, 29 in sales and marketing activities, 8 in customer service and support, 40 in manufacturing and 16 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
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

ITEM 1A. RISK FACTORS
Risks Related to Our Business
We have incurred substantial losses since inception and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses and we may not be able to continue to operate as a going concern. We have experienced an event of default under our credit agreement which gives the lender the right to request immediate acceleration of repayment.
We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2016 as we continue to commercialize our technologies and develop new applications and technologies. As of December 31, 2015, we had an accumulated deficit of $453.9 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of December 31, 2015, our cash, cash equivalents, short-term investments and restricted cash total was $ 28.0 million. We anticipate that our existing available capital resources as of December 31, 2015 and the estimated amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for the next twelve months. We incurred an operating loss of $46.2 million and had negative cash flows from operations of $37.7 million for the fiscal year ended December 31, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC ("White Oak") that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, we are required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of December 31, 2015, we were in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. As of March 31, 2016, we were no longer in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was classified as a short-term liability.
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

On April 19, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Auris Surgical Robotics, Inc. (“Auris”) and Pineco Acquisition Corp. (“Sub”), a wholly owned subsidiary of Auris, providing for the merger of Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Auris (“the Merger”). Completion of the Merger remains subject to the satisfaction of various conditions, including the approval of the Company’s stockholders and customary closing conditions, many of which are outside of our control. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. In addition, if the Merger is not completed by October 20, 2016, subject to certain limitations, either the Company or Auris may choose not to proceed with the Merger.
Our efforts to continue to scale the manufacturing, assembling, testing, marketing and selling of our Sensei System and Magellan System may encounter obstacles and delays which could significantly harm our ability to generate revenue.
Our ability to generate revenues depends upon the successful scaling of the manufacturing, assembling, testing, marketing and selling of our Sensei System and Magellan System. These commercialization efforts may not succeed for a number of reasons, including those set forth in this Item 1A and the following:

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
We may encounter unexpected manufacturing problems when scaling up the production of our Magellan System, Magellan Robotic Catheters and related accessories in commercial quantities. While we have experience marketing and selling the Sensei System following its initial regulatory approvals in 2007 and the Magellan System following its regulatory approvals in July 2012, the marketing and sales effort to sell our systems on a larger scale involves different customers, value propositions and purchasing processes, and we are only beginning to gain experience in marketing and selling our Magellan System on a larger scale. Our Magellan System is a novel device, and hospitals are traditionally slow to adopt new products and treatment practices. Our Magellan System is an expensive capital equipment purchase which slows the sales process. We are also still growing our Magellan System's product and brand recognition. Furthermore, we do not believe hospitals will purchase our products unless the physicians at those hospitals express a strong desire to use our products and we cannot predict whether or not they will do so in sufficient numbers for us to achieve profitability and realize long-term success. The ability to obtain market acceptance of a new product such as the Magellan System is highly variable and subject to many risks. As a result, our commercialization plans may be delayed, incomplete or unsuccessful. In addition, larger-scale commercial introduction of products sometimes results in the identification of latent or new product defects or quality issues that were not evident in the testing of the products. Similarly, as greater numbers of physicians gain experience with our Magellan System, we may identify areas where new or further training is required. If we encounter any of these issues as we endeavor to continue to commercialize our Magellan System on a larger scale, our financial condition and results of operations and business could be adversely impacted, and we may never achieve sustained profitability or realize long-term success.
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
In August 2013, we entered into an amended and restated $33.0 million loan and security agreement with White Oak, as a lender and as agent for the lenders under the loan and security agreement. We are obligated to pay only interest on the loan until the loan’s maturity date, which is December 30, 2017. At our option, we may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if our prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if our prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement.
The loan and security agreement contains customary events of default, including if we fail to make a payment on its due date, fail to perform specified obligations, fail to comply with certain covenants in the loan and security agreement, experience a material adverse change, or become insolvent. We have granted the lenders a first priority security interest in substantially all of our assets, excluding any of our intellectual property, now owned or hereafter acquired, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have guaranteed our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We have also pledged to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. We are also subject to certain affirmative and negative covenants, and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments of which $5.0 million of which shall be funds subject to lenders’ control, and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, we are required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. We are subject to limitations on our ability to: undergo certain change of control events; convey, sell, lease, transfer, assign or otherwise dispose of our assets; create, incur, assume, or be liable with respect to certain indebtedness not including, among other items, subordinated debt;

grant liens; pay dividends and make certain other restricted payments; make loans, acquisitions, or certain investments; create subsidiaries or enter into joint ventures; repurchase certain equity interest; make payments on any subordinated debt; make material changes to our core business of any of our subsidiaries; enter into transactions with any of our affiliates outside of the ordinary course of business; or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets described in the loan and security agreement.
As of December 31, 2015, we were in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. As of March 31, 2016, we were no longer in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was classified as a short-term liability.
In the event we were to further violate any covenants or if White Oak believes that we have violated any covenants, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle the lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We have received Investigational Device Exemption, or IDE, approval to investigate the use of our Sensei System and Artisan Extend catheters in the treatment of atrial fibrillation in a clinical study designed to support the expansion of our current labeling in the U.S. beyond mapping. Initially the study was designed to enroll 300 patients, and the first patient was enrolled in May 2010. In January 2013, we proposed a modification to the study protocol to change the study design and reduce the required sample size. The modified Bayesian design study which requires a minimum enrollment of 125 subjects, was approved by the FDA in August 2013. The study has enrolled 150 patients to date. The study enrollment is now paused and the necessary patient follow up is ongoing. The study includes a seven-day follow-up for safety and a one-year follow-up for efficacy at intervals of 90, 180 and 365 days.
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

•	patients may not remain in or complete the clinical trial at the rates we expect;

•
patients may experience serious adverse events or side effects during the trial, which, whether or not related to our products, could cause the FDA or other regulatory authorities to place the clinical trial on hold; and

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
We will consider our Sensei System to be effective if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of specified ablation catheters, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei System for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei System for use in atrial fibrillation. We plan to file a premarket approval, or PMA, based on data from our trial for the use of Sensei System in the treatment of atrial fibrillation, which is time consuming and costly. If our clinical trial fails to produce sufficient data to support a PMA, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.
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
The sale of our systems often represents a significant capital purchase for our customers and many customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of our system. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei or Magellan System, which has significantly impacted our sales, financial condition and results of operations. If we are unable to obtain market acceptance for our products’ value proposition, potential customers may not make these significant capital purchases and our sales, financial condition and results of operations would be harmed.

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
While we have experience marketing and selling the Sensei System following its initial regulatory approvals in 2007 and the Magellan System following its regulatory approvals in July 2012 in the United States, we are still continuing to develop our capabilities and experience with the sales, marketing and distribution of our products on a larger commercial scale. We market our systems and catheters through a direct sales force of regional sales employees, supported by clinical sales representatives who provide training, clinical support and other services to our customers. Our direct sales force competes against the experienced and well-funded sales organizations of our competitors, some of which have more experience and greater capabilities with the sales, marketing and distribution of their products on large, commercial scales. Our revenues depend largely on the effectiveness of our sales force and, if we fail to effectively manage any of the risks identified in this Item 1A, we may never achieve sustained profitability. We face significant challenges and risks related to our direct sales force and the marketing of our current and future products, including, among others:

•	the ability of sales personnel to obtain access to or persuade hospitals to purchase our system and catheters and physicians to use our system and catheters in sufficient volume;

•	our ability to retain, properly motivate, recruit and train adequate numbers of qualified sales and marketing personnel in sufficient volume;

•	our ability to successfully integrate new management, including our future Chief Financial Officer;

•	the costs associated with an independent sales and marketing organization;

•	hiring, maintaining and expanding an independent sales and marketing organization; and

•	our ability to promote our products effectively while maintaining compliance with government regulations and labeling restrictions with respect to the healthcare industry.
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
We may encounter unexpected problems in manufacturing, assembling or testing our current products on a commercial scale. In addition, for our Sensei System and Magellan System, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. We face challenges in order to produce our products effectively, to appropriately phase in new products and product designs, to efficiently utilize our manufacturing facility and to achieve manufacturing cost reductions. These challenges include equipment design and automation, material procurement, low or variable production yields on catheters and quality control and assurance. The costs resulting from these challenges have had and will continue to have a significant impact on our gross margins and may result in significant fluctuations of gross margins from quarter to quarter. As we continue to scale our operations, these risks increase. Additionally, we may not successfully complete required manufacturing changes or planned improvements in manufacturing efficiency on a timely basis or at all. The Company has in the past experienced recalls associated with its manufacturing processes and such recalls may occur again. Any future manufacturing issues may result in our being unable to meet the expected demand for our products, maintain control over our expenses or otherwise successfully manage our manufacturing capabilities. If we are unable to satisfy demand for our systems or catheters, our ability to generate revenue could be impaired and hospitals may instead purchase, or physicians may use, our competitors’ products. Since our Sensei System and Magellan System require the use of disposable Artisan Extend catheters and Magellan Robotic Catheters, respectively, our failure to meet demand for catheters from hospitals that have purchased our systems could adversely affect the market acceptance of our products and damage our commercial reputation.
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
We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters. For example, Force Dimension Sàrl, a single-source supplier, manufactures customized motion controllers that are a part of our Sensei System and Magellan System. We also obtain the motors for our Sensei System and Magellan System from a single supplier, Maxon Motor AG, from whom we purchase on a purchase order basis, and we generally do not maintain large volumes of inventory.
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

If we fail to maintain necessary FDA clearances/approvals and the CE Certificates of Conformity for our medical device products or are seen to violate any FDA or European Economic Area ("EEA") regulations or guidance, or if future clearances, approvals or the delivery of CE Certificates of Conformity are delayed, we will be unable to commercially distribute and market our products.
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

In May 2007, we received FDA clearance in the United States to commercialize our Sensei System and Artisan Extend catheters only to facilitate manipulation, positioning and control, for collecting electrophysiological data within the heart atria with electro-anatomic mapping and recording systems using two specified mapping catheters. Because the FDA has determined that there is a reasonable likelihood that our Sensei System and Artisan Extend catheters could be used by physicians for uses not encompassed by the scope of the present label and that such uses may cause harm, we are required to label these products to state that their safety and effectiveness for use with cardiac ablation catheters in the treatment of cardiac arrhythmias including atrial fibrillation have not been established. Accordingly, the scope of the current label may hinder our ability to successfully market and sell our EP products in the United States to a broader group of potential customers.
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
Our promotional materials and training methods regarding physicians must comply with FDA requirements and other applicable laws and regulations. Both our Magellan and Sensei Systems are cleared by the FDA and CE marked in the EEA for defined uses. We believe that the specific procedures for which our products are marketed fall within the scope of the FDA clearances in the United States and CE Marks in the EEA. The FDA and other competent authorities and agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance, approval or CE Certificates of Conformity has not been obtained. Moreover, scrutiny of such practices by the FDA, the U.S. Department of Justice, and other competent authorities and agencies has recently increased. In the United States, promotional activities for FDA regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies under the Federal False Claims Act and various other federal and state laws, as well as criminal sanctions. Administrative, civil and criminal sanctions can also be imposed in foreign countries.
We will be required to seek a separate 510(k) clearance or PMA approval to market our Sensei System for uses other than those in the current label. We cannot assure that FDA would not impose a more burdensome level of premarket review on other intended uses or modifications to approved products. We plan to seek future approval of our Sensei System for other indications, including atrial fibrillation and other cardiac ablation procedures. We cannot assure the timing or potential for success of those efforts. We cannot assure the study will be completed at all or in a timely manner, nor that the study will be executed in a manner consistent with FDA requirements or yield sufficient data to support approval. Clinical studies are subject to FDA audits under the Bioresearch Monitoring program, and if our study execution or that of our participating sites and investigators is found to be deficient, this may result in delays in approval or could prevent approval from being obtained. Any significant violations can also result in further enforcement action, as outlined above.
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

Furthermore, in order to market our products outside of the United States, we will need to establish and comply with the numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. We received a CE Certificate of Conformity in the EEA for our Sensei System in September 2006, for our Artisan Extend catheters in May 2007, for our Magellan System in July 2011, for our Magellan 9Fr Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, for our Artisan Extend catheters in February 2013, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. However, we may be required to go through new conformity assessment procedures with our Notified Body in the EEA in order to market our products for any additional uses.

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
If physicians and hospitals do not believe that our Sensei System and Artisan Extend catheters are a viable alternative to existing mapping technologies used in atrial fibrillation and other cardiac ablation procedures, or if they do not believe that our Magellan System and Magellan Robotic Catheters are a viable alternative for vascular diseases, they may choose not to use our products.
We believe that physicians will not use, and hospitals will not purchase, our systems unless they determine that they provide a safe and effective alternative to existing treatments. Since we have received FDA clearance to market our Sensei System and disposable Artisan Extend catheters only for guiding catheters to map the heart anatomy, we will not be able to label or promote these products, or train physicians, for use in guiding catheters for cardiac ablation until such clearance or approval is obtained. Currently, there is only limited clinical data on our Sensei System with which to assess its safety and efficacy in any procedure, including atrial fibrillation and other cardiac ablation procedures. A number of studies have been published since the commercial launch of our Sensei System in 2007 on the efficacy, safety and efficiency of our products, especially by comparison to manual techniques. While we believe many of those studies have demonstrated the benefits of our products, some of these studies have been cited by our competitors to portray our products in an unfavorable light. A number of additional studies are underway both in the United States and Europe assessing the clinical experience with our products and continuing to compare usability and success of treatment between procedures performed with our Sensei System and manual technique. If these studies, or other clinical studies performed by us or others, or clinical experience indicate that procedures with our Sensei System or the type of procedures that can be performed with the Sensei System are not effective or safe for such uses, physicians may choose not to use our Sensei System. Reluctance by physicians to use our Sensei System or to perform procedures enabled by the Sensei System would harm sales. Furthermore, we commenced the commercialization of our Magellan System and Magellan Robotic Catheters for use during the treatment of peripheral vascular diseases, but there is very little clinical data for the system’s safety and efficacy. Reluctance by physicians to use our Magellan System or to perform procedures enabled by the Magellan System would harm these sales. Further, unsatisfactory patient outcomes or patient injury in either of our major products could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent or other defects could be identified, creating negative publicity and liability problems for us, thereby adversely affecting demand for our products. If physicians do not adopt the use of our products in their practices, we likely will not become profitable on a sustained basis and our business will be harmed.
In addition, our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading hospitals. If we are unable to gain or maintain such support and collaboration, our ability to market our Sensei System and Magellan System and, as a result, our business and results of operations, could be harmed.
We expect to derive substantially all of our revenues from sales of our Magellan System and the associated catheters and accessories. If hospitals do not purchase our systems, we may not generate sufficient revenues to continue our operations.

We continue our focus on our Magellan products. We received the CE Mark in Europe for our Magellan System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. We received FDA clearance to commercialize our Magellan System including the Magellan 9Fr Robotic Catheter and accessories in June 2012, we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014 and our Magellan 10Fr Robotic Catheter in July 2015. If hospitals do not widely adopt our Sensei or Magellan products, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue, become profitable or sustain profitability.
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
Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. Moreover, the FDA has expressed concerns regarding the safety and efficacy of our Sensei

System for ablation and other therapeutic indications, including for the treatment of atrial fibrillation and has specifically instructed that our products be labeled to inform our customers that the safety and effectiveness of our technology for use with cardiac ablation catheters in the treatment of cardiac arrhythmias, including for atrial fibrillation, have not been established. We presently believe that to date, all of the procedures in which our Sensei System has been used in the United States have included off-label uses such as cardiac ablation, for which our Sensei System and Artisan Extend catheters have not been cleared by the FDA and which therefore could increase the risk of product liability claims. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to claims by consumers, healthcare providers, third-party payers or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. Any weakness in training and services associated with our products may also result in product liability lawsuits. Although we maintain clinical trial liability and product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome could result in:

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
We typically provide post-contract customer service for each of our products against defects in materials and workmanship for a period of approximately 12 months from the delivery or acceptance of our product by a customer which is normally when the system is shipped. The associated expenses are charged to cost of revenues as incurred. We have a limited history of commercial placements of our Sensei Systems and a very limited history of commercial placements of our Magellan

Systems from which to judge our rate of claims against our service contracts. Our obligation under these service contracts may be impacted by product failure rates, material usage and service costs. Unforeseen exposure under these post-contract customer service contracts could negatively impact our business, financial condition and results of operations.
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
There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures that would use our systems. Additionally, in the event that a physician uses our Sensei System or Magellan System for indications not approved by the FDA, there can be no assurance that the coverage or reimbursement policies of third-party payors will be comparable to FDA-approved uses. Future legislation, regulation or coverage, coding and reimbursement policies of third-party payors may adversely affect the demand for our products currently under development and limit our ability to profitably sell our products. For example, in prior years, certain regulatory changes were made to the methodology for calculating payments for inpatient procedures in certain hospitals, resulting in a decrease to Medicare payment rates for surgical and cardiac procedures, including those procedures for which our products are targeted. The majority of the procedures performed with our Sensei System and Artisan Extend catheter are done on an in-patient basis and thus are paid under the Medicare severity diagnosis related group, or MS-DRG system.
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
From time to time, legislative reform measures are proposed or adopted that would impact healthcare expenditures for medical services, including the medical devices used to provide those services. For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act. The Affordable Care Act made a number of substantial changes in the way health care is financed by both governmental and private insurers and the way that Medicare providers are reimbursed. Among other things, the Affordable Care Act requires certain medical device manufacturers and importers to pay an excise tax equal to 2.3% of the price for which such medical devices are sold, beginning January 1, 2013. As of December 2015, the medical device tax has been suspended for two years.

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
In the fiscal year ended December 31, 2015, approximately 56% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 8% of our total revenues for the fiscal year ended December 31, 2015 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating financial results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues for the fiscal year ended December 31, 2015.
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
The pendency of our agreement to be acquired by Auris Surgical Robotics, Inc. or our failure to complete the merger or successfully integrate with Auris Surgical Robotics, Inc. could have an adverse effect on our business.
On April 19, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Auris Surgical Robotics, Inc. (“Auris”) and Pineco Acquisition Corp. (“Sub”), a wholly owned subsidiary of Auris, providing for the merger of Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Auris (“the Merger”). Completion of the Merger remains subject to the satisfaction of various conditions, including the approval of the Company’s stockholders and customary closing conditions, many of which are outside of our control. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. In addition, if the Merger is not completed by October 20, 2016, subject to certain limitations, either the Company or Auris may choose not to proceed with the Merger. The Merger gives rise to risks that include:

•	the inability to complete the Merger due to the failure to satisfy conditions to the completion of the Merger;

•	potential stockholder litigation and the costs thereto that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead customers and prospective customers to purchase products from other vendors or delay purchasing products from the Company;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining and renewing business and operational relationships, including relationships with vendors and other business partners;

•
the fact that under the terms of the Merger Agreement, we are unable, subject to certain exceptions, to solicit or enter into discussions concerning other acquisition proposals during the pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;

•	the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;

•	relationships with customers, vendors and other business partners may be adversely impacted;

•
the risk that the Merger is not completed by August 17, 2016 when our obligations under the loan and security agreement with White Oak will become due, and if such amounts were to become due on such date, we would not have sufficient cash to repay such indebtedness, as further described below; and

•	financial results may be adversely impacted due to costs incurred in connection with the proposed Merger.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Auris and these costs could require us to use cash that we are otherwise required to retain under our arrangement with White Oak or may have been available for general corporate purposes.
If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Auris a termination fee of $3,325,000. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger

Agreement may require us to use cash that we are otherwise required to retain under our arrangement with White Oak or may have been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.
The Company is in default under the loan and security agreement with White Oak and White Oak may exercise its rights and remedies thereunder if the Merger is not completed by August 17, 2016.
The Company has entered into the Forbearance Agreement with White Oak, whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 or the date that the Forbearance Agreement is terminated in exchange for a $150,000 non-refundable transaction fee and a prepayment of $5.0 million of the Company’s obligations under the loan and security agreement with White Oak. Under the Merger Agreement, Auris has agreed, promptly following the effectiveness of the Merger, to pay or cause to be paid in full all of the Company’s obligations under the loan and security agreement with White Oak. However, if the Merger is not completed before August 17, 2016, we would experience an event of default under the Forbearance Agreement. In the event of a default under the Forbearance Agreement, the Forbearance Agreement will automatically terminate and White Oak is entitled to exercise its rights and remedies under the Forbearance Agreement and loan and security agreement with White Oak, including acceleration of the loan payment and foreclosing on our assets. Failure to comply with the terms of the indebtedness under the loan and security agreement with White Oak or the Forbearance Agreement could result in a material adverse effect to our business, including our financial condition and liquidity.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of customers and employees.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses and operations in the ordinary course and in accordance with past practices and to refrain from engaging in certain kinds of transactions, and subjecting us to a variety of specified limitations absent Auris’ prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers or potential customers, and vendors may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, vendors and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.
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
Successfully commercializing our Sensei System, our Magellan System and any other products we may develop, will depend in part on our not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. From time to time, we have received, and likely will continue to receive, communications from third parties inviting us to license their patents or accusing us of infringement. There can be no assurance that a third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei System in the United States or elsewhere or the sale of our Magellan System in the United States or elsewhere. We may also choose to defend ourselves by initiating litigation or administrative proceedings to clarify or seek a declaration of our rights. As competition in our market grows, the possibility of a patent infringement claim against us or litigation we will initiate increases.
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
We rely on technology that we license from others, including technology that is integral to our Sensei System and our Magellan System, such as patents and other intellectual property that we have co-exclusively licensed from Intuitive. Under our agreement with Intuitive, we received the right to apply Intuitive’s patent portfolio in the field of intravascular approaches for the diagnosis or treatment of cardiovascular, neurovascular and peripheral vascular diseases. To the extent that we develop or commercialize robotic capability outside the field of use covered by our license with Intuitive, which we may choose to do at some time in the future, we may not have the patent protection and the freedom to operate outside the field which is afforded by the license inside the field. Although we believe that there are opportunities for us to operate outside the licensed field of use without using Intuitive’s intellectual property, Intuitive from time to time has told us that it believes certain of our past activities that have fallen outside the licensed field have infringed its intellectual property rights. Although we disagree with Intuitive’s position, we presently remain focused within our licensed field and so have agreed to inform Intuitive before commencing any further outside clinical investigations for endoluminal applications or engaging in external technology exhibitions at non-intravascular conferences. There can be no assurance that Intuitive will not challenge any activities we engage in outside the intravascular space, and we cannot assure you that in the event of such a challenge we would be able to reach agreement with Intuitive on whether activities outside our licensed field may be conducted without the use of the Intuitive’s intellectual property. If Intuitive asserts that any of our activities outside the licensed field are infringing their patent or other intellectual property rights or commences litigation against us, we will incur significant costs defending against such claims or seeking an additional license from Intuitive, and we may be required to limit use of our systems or future products and technologies within our licensed intravascular field if any of our activities outside the licensed field are judged to infringe Intuitive’s intellectual property, any of which could cause substantial harm our business, operations and financial condition. Although Intuitive is restricted in how it can terminate our license, if Intuitive were ever to successfully do so, and if we are unable to obtain another license from Intuitive, we could be required to abandon use of our existing product technology completely and could have to undergo a substantial redesign and design-around effort, which we cannot assure you would be successful. In October 2012, we signed an updated license agreement with Intuitive. Under the terms of the agreement, Intuitive’s existing co-exclusive rights to our patent portfolio to certain non-vascular procedures were extended to include patents filed or conceived by us subsequent to the original 2005 agreement through October 26, 2015. We retain the right to use our intellectual property for all clinical applications, both vascular and non-vascular.
The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and discontinue selling our products.
The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the relevant court has entered final non-appealable judgement. Our competitors may assert, and have asserted in the past, that our products or the use of our products are covered by United States or foreign patents held by them. This risk is heightened due to the numerous issued and pending patents relating to the use of robotic and catheter-based procedures in the medical technology field. For example, we have received correspondence from a third party indicating it believes it holds a patent that our Sensei System may infringe. While we do not believe that the Sensei System infringes this patent, there can be no assurance that the third party will not take further action, such as filing a patent infringement lawsuit, including a request for injunctive relief, to bar the manufacture and sale of our Sensei System in the United States.
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
For example, in the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive (applicable in the non-EU EEA member states via the Agreement on the EEA). We are also required to ensure compliance with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. Companies compliant with ISO requirements such as “EN ISO 13485: 2003 Medical devices — Quality management systems — Requirements for regulatory purposes” benefit from a presumption of conformity with the relevant Essential Requirements or the quality system requirements laid down in the Annexes to the Medical Devices Directive. Following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and quality system requirements, the Notified Body issues a CE Certificate of Conformity. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. We received a CE Certificate of Conformity for our Sensei System in September 2006, our Artisan Extend catheters in May 2007, our Magellan System in July 2011, our Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, our Artisan Extend catheters in February 2013, our Magellan 6Fr Robotic Catheter in October 2014 and our Magellan 10Fr Robotic Catheter in April 2015. We cannot be certain that we will be successful in meeting and continuing to meet the requirements of the Medical Devices Directive in the EEA.
We may fail to comply with continuing postmarket regulatory requirements of the FDA and other authorities and become subject to substantial penalties, or marketing experience may show that our device is unsafe, forcing us to recall or withdraw it permanently from the market.
We must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation ("QSR"), requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. If the adverse event reports we file with the FDA regarding death, serious injuries or malfunctions indicate or suggest that the device presents an unacceptable risk to patients, including when used off-label by physicians, we may be forced to recall the device and/or modify the device or its labeling, or withdraw it permanently from the market. The FDA has expressed concerns regarding the safety of the Sensei System when used with catheters and in procedures not specified in the current label, such as ablation catheters and ablation procedures, and we have already filed Medical Device Reports reporting adverse events during procedures utilizing our technology. Physicians may be using our device off-label with ablation catheters in ablation procedures, as well as in other EP procedures for which we have not collected safety data, and we therefore cannot assure you that clinical experience will demonstrate that the device is safe for these uses.
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
Our manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s QSR which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections of manufacturing facilities. We and our contract manufacturers are subject to such inspections. Similar quality system requirements also apply in the EEA. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the U.S. Department of Justice, the Notified Body or the competent authorities in the EEA could take enforcement action, including any of the following administrative or judicial sanctions, which could have a material impact on our operations:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or mandatory plan products for repair, replacement or refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for submissions seeking 510(k) clearance, IDE to perform clinical studies or premarket approval of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances or IDE/PMA approvals that have already been granted;

•	suspension or withdrawal of our CE Certificates of Conformity;

•	refusal to grant export approval or issue export documentation for our products;

•	import holds; or

•	criminal prosecution.
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

The FDA, the Office of Inspector General for the Department of Health and Human Services ("OIG"), the U.S. Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and device manufacturers have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical and medical device products, payments intended to influence the referral of federal or state health care business, and submission of false or fraudulent claims for government payments. The Affordable Care Act also clarified that a person or entity need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. As part of our compliance program, we have reviewed our sales contracts and marketing materials and practices to assure compliance with these federal and state laws, and inform employees and marketing. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. We cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws.
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
We are also subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws in non-U.S. jurisdictions, such as the U.K. Bribery Act 2010, which generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States involve governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from negligent, reckless or criminal acts committed by our employees or agents. Moreover, even a perceived or alleged violation could result in costly investigations or proceedings that could harm our financial position and reputation.
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
The trading price of our common stock has been highly volatile. From October 1, 2012 through December 31, 2015, our closing stock price has fluctuated from a low of $2.33 to a high of $27.50 (adjusted to reflect the Reverse Split). The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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
On September 22, 2015, we effected a reverse stock split of our common stock by a ratio of 1-for-10 (the “Reverse Split”). As a result of the Reverse Split every ten outstanding shares of our common stock became one share of common stock. During the 10 consecutive business days following the Reverse Split and through October 12, 2015, the closing bid price of our common stock was at least $1.00 per share. Therefore, we are as of the date hereof in compliance with the NASDAQ requirements for continued listing. However, there can be no assurance that we will continue to comply with the minimum bid price requirement or maintain compliance with other listing requirements.
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
Based on our review of publicly available filings as of April 15, 2016, all those known by the Company to be beneficial owners of more than five percent of our common stock together with our executive officers and directors, beneficially own or control approximately 62.4 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 63,000 square feet of manufacturing, laboratory and office space in Mountain View, California. We extended the term of this lease until January 2020, with an option to extend the lease for another five years. As of December 31, 2015, the Company has exercised the option to exit the Mountain View lease in 2016. As of December 31, 2015, the Company has signed a new lease to relocate to a smaller manufacturing, laboratory and office space in San Jose, California.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal rights and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market For Our Common Stock
Our common stock is traded on The Nasdaq Global Market under the symbol “HNSN.”
As of April 15, 2016, there were approximately 139 holders of record of our common stock and 18,989,280 shares of common stock outstanding. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future. Our $33 million loan and security agreement with White Oak limits our ability to pay dividends.
The following table sets forth the high and low closing price of our common stock as reported on the NASDAQ Global Market for each period indicated:

	2015		2014
	High *	Low *	High	Low
First quarter	$11.20	$5.70	$2.60	$1.65
Second quarter	$10.70	$7.80	$2.75	$1.19
Third quarter	$9.20	$3.71	$1.32	$1.12
Fourth quarter	$4.24	$2.33	$1.18	$0.55

*The closing price of the Company’s common stock has been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The closing price for our common stock as reported by the Nasdaq Global Market on April 15, 2016 was $3.07 per share.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Recent Sales of Unregistered Securities
The Company did not sell or issue unregistered securities during the year ended December 31, 2015 other than as previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.
Uses of Proceeds from Sale of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
Performance Graph1
The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on December 31, 2010.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Hansen Medical, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Hansen Medical, Inc.	$100.00	$173.15	$139.60	$116.11	$37.32	$15.64
Nasdaq Composite	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Nasdaq Medical Equipment	$100.00	$99.18	$114.05	$158.19	$195.19	$213.43

1This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8. The operations data for the years ended December 31, 2015, 2014 and 2013 and the financial position data for December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The remaining financial data are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
		(In thousands, except per share data)
Operations:
Revenues	$16,068	$19,495	$16,982	$17,636	$22,129
Loss from operations	(37,843)	(46,284)	(48,903)	(18,503)	(15,666)
Net loss	(46,207)	(54,246)	(55,722)	(22,145)	(16,712)
Net loss attributable to common stockholders	(82,565)	(54,246)	(55,722)	(22,145)	(16,712)
Basic and diluted net loss per common share *	(4.89)	(4.63)	(7.05)	(3.54)	(3.02)
Shares used to compute basic and diluted net loss per common share *	16,871	11,723	7,905	6,247	5,536
Financial Position:
Cash and cash equivalents	$20,375	$24,528	$27,995	$32,749	$36,520
Short-term investments	1,501	1,973	1,945	8,424	15,690
Working capital	(6,941)	33,894	38,988	43,238	54,349
Total assets	45,718	53,675	61,159	64,092	76,759
Debt	35,141	34,385	33,358	29,417	29,147
Accumulated deficit	(453,929)	(406,910)	(352,664)	(296,942)	(274,797)
Stockholders’ equity	1,448	7,769	16,876	24,739	33,481
________________

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

(1)
Net loss and basic and diluted net loss per common share for 2015 include the impact of $2.9 million of change in fair value of warrant liability. Loss from operations, net loss and basic and diluted net loss per share for 2015 include the impact of $1.7 million in restructuring expense. Net loss attributable to common stockholders and basic and diluted net loss per common share for the second quarter of 2015 includes the impact of non-cash charges of $35.5 million and $0.8 million for the deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount, and cumulative dividend on Series A convertible preferred stock, respectively.

(2)
Net loss and basic and diluted net loss per common share for 2014 include the impact of $2.9 million of warrant exchange, $0.7 million write-off of discontinued Lynx catheter product line and $1.0 million executive transition and employee separation.

(3)	Loss from operations, net loss and basic and diluted net loss per common share for 2013 include the impact of the loss on settlement of the derivative litigation of $4.5 million.

(4)	Loss from operations, net loss and basic and diluted net loss per common share for 2012 include the impact of the gain on the licensing of intellectual property of $20.0 million.

(5)	Loss from operations, net loss and basic and diluted net loss per common share for 2011 include the impact of the gain on sale of intellectual property of $23.0 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei® Robotic Catheter System, or Sensei System, is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in electrophysiology procedures. Our Magellan™ Robotic System, or Magellan System, is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.
From inception to December 31, 2015, we have incurred losses totaling approximately $453.9 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ended December 31, 2016 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.
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
Revenue Recognition
Our revenues are primarily derived from the sale of the Sensei System and the Magellan System and the associated catheters as well as the sale of customer service contracts, which includes post-contract customer support, or PCS. We sell our products directly to customers as well as through distributors. Under our revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met.
It is common for the sale of Sensei and Magellan Systems to include multiple elements which have standalone value and qualify as separate units of accounting. These elements commonly include the sale of the system and PCS, in addition to installation of the system and initial training in the first year. For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence, or VSOE, then on third-party evidence of selling price, or TPE, when VSOE does not exist, and then on management’s best estimate of the selling price, or ESP, when VSOE or TPE do not exist. Because we have neither VSOE nor TPE for our system, the allocation of revenue is based on ESP for the systems sold. We determine ESP by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, pricing practices and market conditions. We regularly review ESP and maintain internal controls over the establishment and updates of these estimates.
In situations where we shipped a system under a limited commercial evaluation program to allow certain strategic accounts to install and utilize our systems for a limited trial period of three to six months, we do not recognize revenue and the system under this program remains our property and are recorded in inventory.
Significant management judgments and estimates are made in connection with the determination of revenue to be recognized and the period in which it is recognized. If different judgments and estimates were utilized, the amount of revenue to be recognized and the period in which it is recognized could differ materially from the amounts reported.
Investments
Fair Value
We determine the appropriate classification of investments at the time of purchase and evaluate such designation as of each balance sheet date. We classify all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. We make investments based on specific guidelines approved by our board of directors with a view to liquidity and capital preservation and regularly review our investments for performance. As of December, 31, 2015, all our investments have been classified as available-for-sale and are carried on the balance sheet at fair value with unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings.
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
No impairment losses were recorded during the years ended December 31, 2015, and 2014. As of December 31, 2015, and 2014, net unrealized gains (losses) on investments of $0.5 million and $0.02 million, net of tax, respectively, were included in accumulated other comprehensive income (loss). During the year ended December 31, 2013, we recorded pre-tax losses of $0.6 million related to a decline in the value of our investment in Luna Innovations Incorporated common stock that we concluded were other-than-temporary.
Inventories
Inventories, which includes material, labor and overhead costs, are stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, and not in excess of net realizable value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. These reserves are based on our best estimates after considering projected future demand. In the event that actual demand for our inventory differs from our best estimates or we fail to receive the necessary regulatory approvals, increases to inventory reserves may become necessary.
Impairment of Long-Lived Assets
We evaluate the recoverability of our long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, we recognize such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2015, we had $2.3 million of property and equipment, net. If estimates or the related assumptions change in the future, we may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.
Stock-Based Compensation
We account for stock-based compensation under the fair value recognition provisions of authoritative guidance related to stock-based compensation. Stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. The recording of compensation expense related to stock-based awards is significant to our financial statements but does not result in the payment of cash by us. Determining the appropriate fair value model used to calculate the fair value of stock-based awards requires significant management judgment. Additionally, the calculation of the fair value of stock-based awards requires us to make significant estimates and judgments, including the expected volatility, the expected term of the award, risk-free interest rate and dividend yield.
We use the Black-Scholes option valuation model as the most appropriate method for determining the estimated fair value for our stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions in determining the fair value of stock-based awards, including the expected volatility of the underlying stock, expected term, risk-free interest rate and the dividend yield. The two assumptions that can significantly impact the recording of our stock-based compensation expense are expected volatility and expected term.

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
In addition to the Black-Scholes assumptions noted above, we also estimate a forfeiture rate for our stock-based awards. We estimate our forfeiture rate based on historical data on actual forfeitures and future expectations related to employee turnover and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.
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
At December 31, 2015, we had federal and state net operating loss carryforwards of approximately $117.1 million and $125.3 million, respectively. At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $285.7 million and $179.5 million, respectively. At December 31, 2013, we had federal and state net operating loss carryforwards of approximately $242.0 million and $205.3 million, respectively. These net operating loss carryforwards will expire in varying amounts from 2016 through 2035 if not utilized. We maintained a full valuation allowance against our deferred tax asset totaling $78.0 million and $147.5 million at December 31, 2015 and 2014, respectively. The determination to maintain an allowance is highly subjective. The factors we considered in making this determination include, but are not limited to (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2015; (ii) our dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; and (iv) the unknown impact of current negative macroeconomic factors on our forecasted results of operations. Based on our consideration of these factors, we believe there is sufficient uncertainty regarding our ability to generate future taxable income. We will retain a full valuation allowance until such time that we determine it is more likely than not that we will recognize the benefit of the deferred tax assets. Throughout 2016, we will continually evaluate these, and other, factors, and the impact any changes in these factors has on our judgment regarding the realization of the deferred tax assets.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Based on an analysis under Section 382 of the Internal Revenue Code, we experienced various ownership changes through 2015 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2015. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.
We have evaluated and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our net operating losses, or NOLs, or certain other tax attributes.
Restructuring expense
In November 2015, we initiated a cost-saving restructuring plan in order to align our headcount to reduce operating expenses, consolidate its back-office operations by closing our office in United Kingdom and relocate our headquarter. We recorded restructuring charges of approximately $1.7 million consisting of employee severance and termination benefits, lease cancellation fees and expenses related to the closing down of our United Kingdom office. We have classified approximately $1.5 million of these charges as restructuring expense in operating expenses and $188,000 as a component of cost of sales. We recorded employee severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712. We accounted for lease cancellation fees and expenses related to the closing down our United Kingdom office in accordance with ASC 420. Under ASC 420, we establish a liability for a cost associated with an exit or disposal activity, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
Results of Operations
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 and the year ended December 31, 2014 to the year ended December 31, 2013:
2013:
Revenues

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Product	$10,719	$13,812	$11,790	(22)%	17%
Service	5,349	5,683	5,192	(6)%	9%
Total revenues	$16,068	$19,495	$16,982	(8)%	15%
Product revenues were $10.7 million in 2015 compared to $13.8 million in 2014, a decrease of $3.1 million or 22%, compared to 2014. Product revenue in 2015 included the shipment of nine Magellan Systems and two Sensei Systems compared to nine Magellan Systems and three Sensei Systems in 2014. The decrease in product revenue was primarily due to fewer system sold and two systems shipped with extended payment terms. or contingent payment terms. For sale with extended payment terms or contingent payment terms, we defer recognition of revenue until payment is due and payable.
Service revenue decreased 6% in 2015 compared to 2014 driven by lower new system sales. We generally sell our system bundled with first year maintenance, lower system sale will affect the allocation of revenue to service maintenance for new systems. We sold ten systems with PCS bundled in the sale of new systems in 2015 compared to 2014 with 12 new systems sale bundled with PCS.
Our product revenues were $13.8 million in 2014 compared to $11.8 million in 2013, an increase of $2.0 million or 17%, compared to 2013. Product revenue in 2014 included the sale of nine Magellan Systems and three Sensei Systems compared to seven Magellan Systems and five Sensei Systems in 2013. The increase in product revenue was driven by mix of product sold, our Magellan Systems which typically have a higher selling price than our Sensei Systems; an 11% increase in volume of catheters sold, as well as higher average sales price on the systems sold in the EMEA market. The growth in catheter sales was driven by an increase in the number of installed systems, which require the use of our catheters.
Service revenue increased 9% in 2014 compared to 2013 driven by an increase in the installed base of systems.
We have experienced significant fluctuations in quarterly revenues, primarily attributable to being in the early stages of our commercial launch of our Magellan products and difficult general economic and capital market conditions. We expect these fluctuations to continue through 2016.
Cost of Revenues and Gross Profit

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Product	$12,016	$13,123	$11,150
Service	3,049	3,368	2,331
Total cost of revenues	$15,065	$16,491	$13,481
As a percentage of revenues	94%	85%	79%
Gross profit	$1,003	$3,004	$3,501
Gross margin (as a percentage of total revenues)	6%	15%	21%
Product margin (as a percentage of product revenues)	(12)%	5%	5%
Service margin (as a percentage of service revenues)	43%	41%	55%

Gross profit for 2015 was $1.0 million, or 6% of revenues in 2015, compared to $3.0 million, or 15% of revenues in 2014. Lower product gross margin in 2015 was primarily due to two systems sold that were deferred because of extended payment terms or contingent payment terms. For sales with extended payment terms, we recognize revenue when due and payable but record the full cost for the system at the time of sale. We also recorded a $1.1 million inventory reserve for the Sensei System product line in the fourth quarter of fiscal 2015 for excess and obsolescence. Service gross margin increased slightly due to lower warranty repairs volume in 2015, reflecting efficiency improvements in the field.
Gross profit for 2014 was $3.0 million, or 15% of revenues in 2014, compared to $3.5 million, or 21% of revenues in 2013. Gross margin decreased 6 percentage point to 15% in 2014 from 21% in 2013. Product gross margin in 2014 was negatively impact by a $0.7 million write-off due to discontinued Lynx catheter product line in the fourth quarter. Service gross margin was impacted by an increase in service and repair calls volume in 2014.
We expect that cost of revenues and gross profit, both as a percentage of revenues and on a dollar basis, may continue to vary from quarter to quarter in 2016 due, among other things, to the mix of products sold, average selling prices on newly launched products, manufacturing levels and manufacturing yields.
Operating Expenses
Research and Development

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Research and development	$13,812	$18,034	$16,139	(23)%	12%
Research and development expenses in 2015 decreased $4.2 million or 23% compared to 2014 primarily attributable to a decrease in salaries and wages of $1.8 million associated with decrease in headcount, $0.8 million decrease in consultant expense, $0.6 million decrease in prototype materials and supplies due to project timing, and $0.6 million decrease in clinical trial costs.
Research and development expenses in 2014 increased $1.9 million, or 12%, compared to 2013 primarily attributable to an increase of $1.0 million in expenses associated with clinical trial and $0.9 million in development of prototype materials for new product initiatives in 2014.

We expect research and development expenses will increase in the future as we continue to make substantial investments in our product development on the next generation products and higher retention and key incentives for our key employee talents.
Selling, General and Administrative

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Selling, general and administrative	$23,495	$31,254	$31,765	(25)%	(2)%
Selling, general and administrative expenses in 2015 decreased $7.8 million, or 25%, compared to 2014. The decrease was due primarily to a $3.7 million decrease in employee related salaries and wages associated with a reduction in force and a leaner workforce, $1.7 million decrease in consultants and outside services, $0.7 million in lower sales commissions, $0.6 million decrease in legal costs associated with general legal fees, patent and exploring strategic alternatives matters, and $0.5 million lower convention and marketing costs.
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
Stock-Based Compensation Expense
Cost of revenues, research and development and selling, general and administrative expense included stock-based compensation expense for stock-based awards as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of revenues	$233	$230	$402
Research and development	632	704	1,320
Selling, general and administrative	1,893	1,898	3,167
Total	$2,758	$2,832	$4,889

Total stock-based compensation decreased slightly in 2015 compared to 2014. The decrease is primarily due to a lower closing price of our common stock and a fewer number of employees in 2015 as compared to 2014,which was partially offset by Performance Stock Units (“PSU”) granted to executives and employees in lieu of cash bonuses in 2015.

Total stock-based compensation decreased $2.1 million in 2014 compared to 2013. The decrease is primarily due to our incentives program for employees has changed to cash-based payment to employees in 2014 from a traditionally granting performance-based restricted stock units to employees in 2013.
Restructuring expense

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Restructuring expense	$1,539	$—	$—	100%	—%
In November 2015, we initiated a cost-saving restructuring plan in order to align our headcount to reduce operating expenses, consolidate its back-office operations by closing our office in United Kingdom and relocate our headquarter. We recorded charges of approximately $1.7 million consisting of termination benefits, lease cancellation fees and expenses related to the closing down of our United Kingdom office. We have classified approximately $1.5 million of these charges as restructuring expense and $188,000 as a component of cost of sales.

Loss on Settlement of Litigation

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Loss on settlement of litigation	$—	$—	$4,500	—%	(100)%
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
Warrant exchange and Change in Fair Value of Warrant Liability

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Warrant exchange and change in fair value of warrant liability	$2,993	$2,914	$—	3%	100%
On March 11, 2015, we raised $35 million in gross proceeds from the sale of 53,846 shares of convertible preferred stock at a per share price of $650. In connection with the issuance of Series A convertible preferred stock on March 11, 2015, we also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside our control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. We used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of our periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was determined at $14.8 million upon issuance and we classified the Series E Warrants as current liabilities. Once the Requisite Stockholder Approval was obtained on May 12, 2015, the exercised price of the Series E warrants was fixed at $9.75. We remeasured the fair value of our warrant liability to be $17.8 million. The change in fair value of $3.0 million was recorded on the consolidated statements of operations for the year ended December 31, 2015.
On July 30, 2014, we entered into a definitive agreement with certain warrantholders to cancel and exchange an aggregate of 2,044,234 of our outstanding warrants to purchase shares of our common stock. In exchange, we issued warrants to purchase an aggregate of 2,672,837 shares of our common stock with a lower exercise price than the exchanged warrants. The exchange was completed in August 2014. As a result of the warrant exchange, we incurred a one-time $2.9 million expense in 2014 based upon the difference between the fair value of the exchanged warrants immediately prior to the exchange and the fair value of the newly issued warrants.
Interest Income

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Interest income	$21	$23	$25	(9)%	(8)%
Interest income from cash, cash equivalents and short-term investments decreased for the year ended December 31, 2015 to $21 million, compared with $23 million for 2014 and $25 million for 2013 primarily due to lower average invested balances.
Interest Expense

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Interest expense	$5,287	$4,789	$3,952	10%	21%
Interest expense increased for the year ended December 2015 to $5.2 million, compared with $4.8 million for 2014 and $3.9 million for 2013 primarily due to the payment in kind interest added to the debt principal associated with the interest only credit facility with White Oak entered in July 2013. We expect interest expense in 2016 slightly increase due to the payment in kind interest added to the principal.
Other Expense, net

	Years Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Other expense, net	$58	$254	$842	(77)%	(70)%
Other expense, net decreased in 2015 compared to 2014 was primarily due to lower loss on realized foreign exchange partially offset by gain on asset disposal in 2015.
Other expense, net decreased in 2014 compared to 2013 included a $0.6 million write down of our equity investment in Luna.
Income Tax Expense

	Year Ended December 31,			Years Ended December 31 Change
	2015	2014	2013	2015 vs 2014 (%)	2014 vs 2013 (%)
	(Dollars in thousands)
Income tax expense	$47	$28	$115	68%	76%
Income tax expense consisted of provision for income taxes related to foreign taxes, the increase in 2015 compared to 2014 was primarily due to increase in taxable income in foreign jurisdictions.
Income tax expense consisted of provision for income taxes related to foreign taxes, the decrease in 2014 compared to 2013 was primarily due to decrease in taxable income in foreign jurisdictions.
Loss on Extinguishment of Debt

	Year Ended December 31,			Change
	2015	2014	2013	%	%
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$—	$1,935	—%	(100)%
In the third quarter of 2013, we fully settled and extinguished our previous loan obligation to Oxford Finance LLC and Silicon Valley Bank. The $1.9 million loss on debt extinguishment included a $0.9 million prepayment penalty, an additional $0.5 million end-of-term payment and a $0.5 million of the unamortized discount from warrants and issuance costs.

Liquidity and Capital Resources

	2015	2014	2013
	(Dollars in thousands)
Cash and cash equivalents	$20,375	$24,528	$27,995
Short-term investments	1,501	1,973	1,945
Restricted cash	6,113	5,376	5,394
Total cash, cash equivalents, short-term investments and restricted cash	$27,989	$31,877	$35,334
Cash used in operating activities	$(37,694)	$(42,398)	$(42,755)
Cash (used) provided by investing activities	(1,058)	(443)	760
Cash provided by financing activities	34,650	39,448	37,241
Net decrease in cash and cash equivalents	$(4,102)	$(3,393)	$(4,754)
Cash, Cash Equivalents, Short-Term Investments and Restricted Cash
Our cash, cash equivalents, short-term investment balances and restricted cash are held primarily in money market funds in addition to corporate equity securities. Cash in excess of immediate requirements is invested in accordance with our investment policy primarily with a view towards liquidity and capital preservation. Pursuant to our loan and security agreement executed in 2013, we are required to maintain $5.0 million of restricted cash subject to lenders’ control. We also maintains $750,000 in restricted cash as collateral to obtain a letter of credit used as a lease security for our new office in San Jose, California.
Net Cash Used in Operating Activities
Net cash used in operating activities in 2015 of $37.7 million primarily reflects the net loss of $46.2 million, which included substantial non-cash charges totaled $8.9 million in 2015, primarily in the form of change in fair value of warrant liability, stock-based compensation, depreciation and amortization, write-off of discontinued product line and reserve for excess and obsolescence in inventory, payment-in-kind interest on a loan, and write-off of a discontinued catheter product line. In addition there was a $1.0 million decrease in inventories, $1.1 million related to the reserve for excess and obsolescence of our Sensei product line and other net changes in operating assets and liabilities which provided cash to offset the net loss.
Net cash used in operating activities in 2014 of $42.4 million primarily reflects the net loss of $54.2 million, which included substantial non-cash charges totaled $10.3 million in 2014, primarily in the form of warrant exchange expense, depreciation and amortization, stock-based compensation, payment-in-kind interest on a loan, and write-off of a discontinued catheter product line. In addition there was a $1.4 million decrease in other assets from the sale of long-term receivables and other net changes in operating assets and liabilities which provided cash to offset the net loss.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities in 2015 primarily relates to capital expenditures and $750,000 increased in restricted cash as collateral to obtain a letter of credit used as lease security for our new office in San Jose, California.
Net cash used in investing activities in 2014 primarily relates to capital expenditures.
Net cash provided by investing activities in 2013 primarily relates to the proceeds from the net maturities of short-term investments as we manage our portfolio to provide liquidity and interest income for our operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities in 2015 of $34.7 million primarily relates to $35.0 million proceeds from sale of Series A convertible preferred stock and $0.2 million of proceeds from purchases under our employee stock purchase plan, partially offset by $0.5 million payment for Series A convertible preferred stock issuance costs.
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
Historical Financing Activities
We have incurred significant losses since our inception in September 2002 and, as of December 31, 2015, we had an accumulated deficit of $453.9 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 478,500 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 529,101 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 2,845,528 shares of our common stock, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 4,043,236 shares of our common stock and through December 31, 2015, a total of 3,182,446 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million. In March 2015, we sold 53,846 shares of Series A convertible preferred stock, all of which were converted into 5,509,492 shares of common stock on May 12, 2015, resulting in approximately $35.0 million of proceeds. In connection with the March 2015 financing, we issued Series E Warrants to purchase an aggregate of 5,384,600 shares, all of which remain outstanding as of September 30, 2015 at an exercise price of $9.75 per share.
Oxford Loan
In December 2011, we entered into a $30.0 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Oxford Loan”). Under the loan agreement, we were obligated to pay interest only payments on the Oxford Loan through June 30, 2013, following which time the Oxford Loan required interest and principal payments through January 1, 2016. The Oxford Loan accrued interest at a stated rate of 9.45% and included an additional final interest payment of 3.95% of the original principal amount. The Oxford Loan provided for a prepayment option that allowed us to prepay all of the outstanding principal balance, subject to a pre-payment fee. In connection with the Oxford Loan, we issued warrants to purchase 66,079 shares of common stock. The warrants have an exercise price of $22.70 per share and expire in December 2018.
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
White Oak Loan
In July 2013, we executed a loan and security agreement with White Oak as a lender and agent for several lenders. On August 23, 2013, the loan and security agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, we incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. We recognized expense of $0.4 million, $0.4 million and $0.1 million in 2015, 2014 and 2013, respectively, for the amortization of debt issuance costs related to the White Oak loan.

The loan is collateralized by substantially all of our assets then owned or thereafter acquired, other than our intellectual property, and all proceeds and products thereof. Two of our wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee our obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither we nor AorTx, Inc. or Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. We additionally agreed to pledge to the lenders shares of each of our direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, we are subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, we are required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. The loan also limits our ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of our assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of our affiliates outside of the ordinary course of business, or permit our subsidiaries to do the same. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. In the event we were to violate any covenants or if White Oak has reason to believe that we have violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, we would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the loan and security agreement.
As of December 31, 2015, we were in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. As of March 31, 2016, we were no longer in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was reclassified as a short-term liability.
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
On March 11, 2015, we raised $35.0 million in gross proceeds from the sale of 53,846 shares of Series A convertible preferred stock at a per share price of $650. The Series A convertible preferred stock was converted into 5,509,492 shares of common stock. The number of shares of common stock issued were equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The conversion of the Series A convertible preferred stock occurred automatically upon receipt of Requisite Stockholder Approval on May 12, 2015 and the dividends included in the conversion formula were recorded as an increase to the carrying value of Series A convertible preferred stock when declared on May 12, 2015. The proceeds from this transaction were used to support our commercialization efforts with the Magellan System and strengthen our operations.
Future Capital Requirements
We recognized our first revenues in 2007 and we have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions.
We have incurred cumulative net losses of approximately $453.9 million and negative working capital of $6.9 million as of December 31, 2015. We expect such losses to continue through at least the year ending December 31, 2016 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform, develop new products and operate as a publicly traded company. As of December 31, 2015, our cash, cash equivalents, short-term investments and restricted cash balances were $28.0 million. We incurred a net loss of $46.2 million and negative cash flows from operations of $37.7 million for the year ended December 31, 2015. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, and the lesser of $2.0 million or 65% of eligible accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc., is required to be restricted subject to lenders’ control. Additionally, we are required to obtain required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about the Company’s ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of December 31, 2015, we were in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. We are currently in default of this requirement and certain other covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was reclassified as a short-term liability.
We also maintain $750,000 in restricted cash as collateral to obtain a letter of credit used as lease security for our new office in San Jose, California.
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
If we seek additional funding in the future by selling additional equity or debt securities, refinancing or restructuring existing debt arrangements or entering into a credit facility, such additional funding may result in substantial dilution to existing stockholders, may contain unfavorable terms or may not be available on any terms. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business. The timing and exact amounts of our capital requirements will depend on many factors, including but not limited to the following:

•	our ability to achieve and maintain compliance with debt covenants;

•	the cash collected from and the revenue and margins generated by sales of our current and future products;

•	the terms and timing of any collaborative, licensing or other arrangements that we may establish;

•	the success of our research and development efforts;

•	our ability to generate revenue in a time of overall economic uncertainty;

•	the expenses we incur in manufacturing, marketing and selling our products, developing new products and operating our company;

•	our ability to achieve and maintain manufacturing cost reductions;

•	our ability to achieve and maintain operating cost reductions;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the cost and timing of future regulatory actions;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property or other legal rights, or participating in litigation-related activities;

•	the costs of defending against lawsuits brought against us or individuals indemnified by us;

•	the emergence of competing or complementary technological developments; and

•	the acquisition of businesses, products and technologies.
We cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to us, if at all, or that we can achieve and maintain compliance with debt covenants. This could leave us without adequate financial resources to fund our operations as we plan to conduct them in the future.
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating leases—real estate	$8,353	$1,728	$907	$1,275	$4,443
Debt, including interest	45,790	45,790	—	—	—
Total	$54,143	$47,518	$907	$1,275	$4,443

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California which will terminate in August 2016 and the new lease in San Jose, California for the period of August 2016 to February 2027. Future debt payments relate to principal and interest payments related to the $35.1 million we have borrowed under our loan agreement with White Oak as of December 31, 2015.
Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of December 31, 2015, we had $1.4 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements under the caption “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements. We are currently assessing whether the impact of these new pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.
Off-balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of December 31, 2015, the fair value of our cash, cash equivalents, short-term investments and restricted cash was approximately $28.0 million. A hypothetical 100 basis point increase in interest rates would not result in a material decrease or increase in our interest income nor in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
A portion of our operations consist of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the year ended December 31, 2015, sales denominated in foreign currencies were approximately 8% of total revenue. A hypothetical 5% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease to revenues for 2015

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hansen Medical, Inc.
Mountain View, California
We have audited the accompanying consolidated balance sheets of Hansen Medical, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hansen Medical, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hansen Medical, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 22, 2016 expressed an adverse opinion thereon.
/s/ BDO USA, LLP
San Jose, California
April 22, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Hansen Medical, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Hansen Medical, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Hansen Medical, Inc. and subsidiaries as of December 31, 2013 and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
San Francisco, California
March 13, 2014

HANSEN MEDICAL, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,375	$24,528
Short-term investments	1,501	1,973
Accounts receivable, net of allowance of $23 and $0 at December 31, 2015 and 2014	4,551	5,121
Inventories	8,659	11,492
Prepaids and other current assets	1,814	1,678
Total current assets	36,900	44,792
Property and equipment, net	2,325	2,328
Restricted cash	6,113	5,376
Other assets	380	1,179
Total assets	$45,718	$53,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664	$2,534
Accrued liabilities	4,113	4,942
Current portion of deferred revenue	3,923	3,422
Current portion of long-term debt	35,141	—
Total current liabilities	43,841	10,898
Deferred rent, net of current portion	262	366
Deferred revenue, net of current portion	91	105
Long-term debt, net of current portion	—	34,385
Other long-term liabilities	76	152
Total liabilities	44,270	45,906
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001: Authorized: 10,000 shares Issued and outstanding: none	—	—
Common stock, par value $0.0001: Authorized: 30,000 shares Issued and outstanding: 18,897 and 13,326 at December 31, 2015 and 2014 *	2	13
Additional paid-in capital	455,585	414,361
Accumulated other comprehensive income	(210)	305
Accumulated deficit	(453,929)	(406,910)
Total stockholders’ equity	1,448	7,769
Total liabilities and stockholders’ equity	$45,718	$53,675
*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenues:
Product	$10,719	$13,812	$11,790
Service	5,349	5,683	5,192
Total revenues	16,068	19,495	16,982
Cost of revenues:
Product	12,016	13,123	11,150
Service	3,049	3,368	2,331
Total cost of revenues	15,065	16,491	13,481
Gross profit	1,003	3,004	3,501
Operating expenses:
Research and development	13,812	18,034	16,139
Selling, general and administrative	23,495	31,254	31,765
Restructuring expense	1,539	—	—
Loss on settlement of litigation (Note 7)	—	—	4,500
Total operating expenses	38,846	49,288	52,404
Loss from operations	(37,843)	(46,284)	(48,903)
Interest income	21	23	25
Loss on extinguishment of debt	—	—	(1,935)
Interest expense	(5,287)	(4,789)	(3,952)
Warrant exchange and change in fair value of warrant liability (Note 10)	(2,993)	(2,914)	—
Other expense, net	(58)	(254)	(842)
Loss before income taxes	(46,160)	(54,218)	(55,607)
Income tax expense	(47)	(28)	(115)
Net loss	$(46,207)	$(54,246)	$(55,722)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	(35,546)	—	—
Cumulative dividend on Series A convertible preferred stock	(812)	—	—
Net loss attributable to common stockholders	$(82,565)	(54,246)	(55,722)
Basic and diluted net loss per common share *	$(4.89)	$(4.63)	$(7.05)
Shares used to compute basic and diluted net loss per common share *	16,871	11,723	7,905
*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years ended December 31,
	2015	2014	2013
Net loss	$(46,207)	$(54,246)	$(55,722)
Other comprehensive income (loss), net:
Change in unrealized gains (losses) on investments	(464)	19	276
Amounts reclassified to other income	—	—	627
Foreign currency translation adjustment	(51)	(74)	35
Change in other comprehensive income (loss)	(515)	(55)	938
Comprehensive loss	$(46,722)	$(54,301)	$(54,784)
The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares *	Amount
Balances, December 31, 2012	—	$—	6,708	$7	$322,252	$(578)	$(296,942)	$24,739
Issuance of common stock under equity incentive plan	—	—	79	—	114	—	—	114
Withholding taxes paid on vested restricted stock units	—	—	—	—	(18)	—	—	(18)
Issuance of common stock under employee stock purchase plan	—	—	39	—	560	—	—	560
Issuance of common stock and warrants pursuant to private placement	—	—	2,846	3	37,123	—	—	37,126
Issuance of common shares in connection with the litigation settlement	—	—	230	—	4,250	—	—	4,250
Employee share-based compensation expense	—	—	—	—	4,889	—	—	4,889
Net loss	—	—	—	—	—	—	(55,722)	(55,722)
Change in unrealized gain on investments	—	—	—	—	—	276	—	276
Amounts reclassified to other income (expense)	—	—	—	—	—	627	—	627
Translation adjustment	—	—	—	—	—	35	—	35
Balances, December 31, 2013	—	—	9,902	10	369,170	360	(352,664)	16,876
Issuance of common stock under equity incentive plan	—	—	187	—	2,586	—	—	2,586
Withholding taxes paid on vested restricted stock units	—	—	—	—	(620)	—	—	(620)
Issuance of common stock under employee stock purchase plan	—	—	55	—	519	—	—	519
Issuance of common stock upon exercise of Series A warrants	—	—	1,138	1	13,999	—	—	14,000
Issuance of common stock upon Series B/C warrant exchange	—	—	2,044	2	25,875	—	—	25,877
Employee share-based compensation expense	—	—	—	—	2,832	—	—	2,832
Net loss	—	—	—	—	—	—	(54,246)	(54,246)
Change in unrealized gain on investments	—	—	—	—	—	19	—	19
Translation adjustment	—	—	—	—	—	(74)	—	(74)
Balances, December 31, 2014	—	—	13,326	13	414,361	305	(406,910)	7,769
Issuance of common stock under equity incentive plan	—	—	—	—	3	—	—	3
Issuances of common stock from restricted stock units	—	—	29	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	—	—	(26)	—	—	(26)
Issuance of common stock under employee stock purchase plan	—	—	44	—	214	—	—	214
Issuance of Series A convertible preferred stock,net of discount related to warrants of $14,776 and issuance cost of $546	54	19,678	—	—	—	—	—	—
Beneficial conversion feature of Series A convertible preferred stock	—	(20,224)	—	—	20,224	—	—	20,224
Deemed dividend related to beneficial conversion feature of Series A Convertible preferred stock and accretion of discount	—	35,546	—	—	(35,546)	—	—	(35,546)
Reclassification of Series E warrant liability to equity	—	—	—	—	17,774	—	—	17,774
Cumulative dividend on Series A convertible preferred stock	—	812	—	—		—	(812)	(812)
Issuance of common stock upon conversion of Series A convertible preferred stock	(54)	(35,000)	5,510	5	34,995	—	—	35,000
Issuance of common stock related to Series A convertible preferred stock dividend	—	(812)	—	1	811	—	—	812
Retire Treasury shares	—	—	(12)	—	—	—	—	—
Retire fraction shares due to reverse stock split	—	—	—	(17)	17			—
Employee share-based compensation expense	—	—	—	—	2,758	—	—	2,758
Net loss	—	—	—	—	—	—	(46,207)	(46,207)
Change in unrealized loss on investments	—	—	—	—	—	(464)	—	(464)
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Balances, December 31, 2015	—	$—	18,897	$2	$455,585	$(210)	$(453,929)	$1,448

*The Company's financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

HANSEN MEDICAL, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(46,207)	$(54,246)	$(55,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,027	2,555	2,949
Stock-based compensation	2,758	2,832	4,889
Warrant exchange and change in fair value of warrant liability	2,993	2,914	—
Payment-in-kind interest on loan	1,058	1,026	597
Reserve for excess and obsolescence in inventory	1,083	706	—
Loss on settlement of litigation	—	—	4,500
Amortization of deferred financing costs and discount on debt	(67)	387	184
Amortization of common stock warrants	—	—	195
Gain on disposal of property and equipment	(36)	—	—
Net realized gains and losses on investments	—	—	677
Loss on extinguishment of debt	—	—	1,935
Provision (recovery) of doubtful accounts	49	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	558	93	120
Inventories	1,044	(775)	(3,069)
Prepaids and other current assets	(127)	227	315
Other assets	564	1,387	(1,464)
Accounts payable	(1,870)	(803)	226
Accrued liabilities	(828)	1,034	568
Deferred revenue	486	412	345
Other liabilities	(179)	(47)	—
Net cash used in operating activities	(37,694)	(42,398)	(42,755)
Cash flows from investing activities
Purchase of property and equipment	(357)	(462)	(550)
Proceeds from sales and maturities of short-term investments	36	—	6,704
Changes in restricted cash	(737)	19	(5,394)
Net cash (used) provided by investing activities	(1,058)	(443)	760
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	35,000	—	39,268
Proceeds from exercise of Series A, B and C warrants	—	37,100	—
Costs related to issuance of preferred stock, common stock and warrants	(546)	(137)	(2,087)
Proceeds from loans	—	—	33,000
Costs related to issuance of loans	—	—	(1,538)
Repayments of loan principal	—	—	(30,000)
Final loan repayment fees	—	—	(2,058)
Proceeds from exercise of common stock options	3	2,586	114
Proceeds from employee stock purchase plan	214	519	560
Withholding taxes paid on vested restricted stock units	(21)	(620)	(18)
Net cash provided by financing activities	34,650	39,448	37,241
Effect of exchange rate changes on cash and cash equivalents	(51)	(74)	—
Net (decrease) in cash and cash equivalents	(4,153)	(3,467)	(4,754)
Cash and cash equivalents at beginning of year	24,528	27,995	32,749
Cash and cash equivalents at end of year	$20,375	$24,528	$27,995
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$3,878	$3,763	$5,207
Supplemental schedule of non-cash investing and financing activities
Equity issuance costs not yet paid	$—	$—	$55
Equipment transfers from inventories to property and equipment	$705	$779	$—
Cumulative dividend on Series A preferred stock	$812	$—	$—
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	$35,546	$—	$—
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
Going Concern
These consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $453.9 million. The Company expects such losses to continue through at least the year ending December 31, 2016 as it continues to commercialize its technologies and develop new applications and products. The Company also has a negative working capital of $6.9 million.
The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its MagellanTM Robotic System ("Magellan System") and its projected revenue is heavily dependent on a successful commercialization of this system. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC ("White Oak"), which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents, restricted cash and investments and the lesser of $2.0 million or 65% in eligible accounts receivable. Additionally, the Company is required by White Oak to obtain an audit opinion from its independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of December 31, 2015, the Company was in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. As of March 31, 2016, the Company was no longer in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, the Company entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, the Company made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from the Company’s restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was classified as a short-term liability.
In connection with this arrangement, White Oak also requires that the Company’s investment in a Certificate of Deposit of $5.0 million, along with investments in Luna Innovations, Inc., to be restricted subject to lenders’ control. As of December 31, 2015, the Company’s cash, cash equivalents, short-term investments and restricted cash balances were $28.0 million.
The Company anticipates that its existing available capital resources as of December 31, 2015 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to obtain sufficient additional funding to satisfy its current and longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, that it will achieve or maintain compliance with debt covenants, that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current and longer term needs, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions, and will consider the implementation of additional cost reductions if and as circumstances warrant. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation.Such reclassifications did not have a material impact on the Company’s results of operations or financial position.

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

•
Persuasive Evidence of an Arrangement. Persuasive evidence of an arrangement for sales of systems is generally determined by a sales contract signed and dated by both the customer and the Company, including approved terms and conditions or the receipt of an approved purchase order. Evidence of an arrangement for the sale of disposable products is determined through an approved purchase order from the customer. Evidence of an arrangement for the sale of customer service is determined through either a signed sales contract or an approved purchase order from the customer. Sales are generally not subject to any performance, cancellation, termination or return rights.

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

The Company had four customers who constituted 19%, 18%, 12% and 12%, respectively of the Company’s net accounts receivable at December 31, 2015. The Company had four customers who constituted 26%, 14%, 12%, and 12%, respectively of the Company’s net accounts receivable at December 31, 2014. The Company carefully monitors the creditworthiness of potential customers. As of December 31, 2015, the Company has not experienced any significant losses on its accounts receivable.

Two customers accounted for 11% and 11%, respectively of total revenues for fiscal year 2015. Two customers accounted for 13% and 10%, respectively of total revenues for fiscal year 2014. One customer accounted for 10% of total revenues for fiscal year 2013.
Most of the products developed by the Company require clearance from the U.S. Food and Drug Administration (“FDA”) or corresponding approval by foreign regulatory agencies prior to commercial sales. These clearances and approvals are required for both the Sensei and Magellan Systems and all related catheters and accessories:
Sensei: The Company received CE Mark approval to market its Sensei System in Europe in the fourth quarter of 2006 and received CE Mark approval to market its Artisan® Control Catheter in Europe in May 2007. The Company received FDA clearance for the marketing of its Sensei System and Artisan Extend catheters for manipulation, positioning and control of certain mapping catheters during electrophysiology (“EP”) procedures in the United States in May 2007.
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
Loss Contingencies
The Company evaluates potential loss contingencies as circumstances dictate. Should a specific loss contingency meet the definition of a liability under authoritative accounting guidance, the Company would record a loss and a liability. As of December 31, 2015, the Company had not recorded any loss contingencies as liabilities. However, if estimates and assumptions change in the future, the Company may record charges to its financial statements. This could materially impact its operating results and financial position.
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
Cash and Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents, and restricted cash include money market funds and various deposit accounts, which are readily convertible to cash and are stated at cost, which approximates market. Pursuant to the Company’s loan and security agreement executed in 2013, the Company is obligated to maintain $5.0 million of restricted cash subject to lenders’ control. The Company also maintains $750,000 in restricted cash as collateral to obtain a letter of credit used as a lease security for its new office in San Jose, California.
Short-Term Investments
Available-for-sale investments. The Company determines the appropriate classification of investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company classifies all investments with maturities greater than three months at the time of purchase as short-term investments as they are subject to use within one year in current operations. The Company makes investments based upon specific guidelines approved by its board of directors with a view to liquidity and capital preservation and regularly reviews its investments for performance. As of December 31, 2015, all of the Company’s investments have been classified as available-for-sale and are carried on the balance sheet at fair value with the unrealized gains and losses, if any, included in other comprehensive income within stockholders’ equity. Any unrealized losses which are determined to be other than temporary are included in earnings.
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
During the year ended December 31, 2013, the Company recorded pre-tax losses of $0.6 million related to a decline in the value of our investment in Luna Innovations Incorporated common stock that the Company concluded were other-than-temporary. No impairment loss were recorded during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, net unrealized gains (loss) on investments of $(0.4) million and $0.02 million, net of tax, respectively, were included in accumulated other comprehensive income (loss). Significant management judgment is required in determining whether an other-than-temporary decline in the fair value of an investment exists. Changes in the Company’s assessment of the valuation of investments could materially impact future operating results and financial position.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily include amount due from hospitals and distributors. The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed each period based on management’s assessment of historical expected net collections and other collection indicators.
Inventories
Inventories, which includes material, labor and overhead costs, are stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, and not in excess of net realizable value. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. In the event actual demand for our inventory differs from our best estimates or we fail to receive necessary regulatory approvals, further reduction in our basis of inventory may become necessary.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Depreciation expense was $1.0 million, $2.6 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with authoritative accounting guidance. When events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company recognizes such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows attributable to the assets. As of December 31, 2015, the Company had $2.3 million of property and equipment, net. If estimates or the related assumptions change in the future, the Company may record impairment charges to reduce the carrying value of certain groups of these assets. Changes in the valuation of long-lived assets could materially impact the Company’s operating results and financial position.
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs are recorded in general, sales and marketing expenses within the accompanying consolidated statements of operations was $0.6 million and $0.7 million for fiscal year 2015 and 2014, respectively and was immaterial for fiscal year 2013.
Stock-Based Compensation
The Company accounts for share-based compensation plan in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification ("ASC") No. 718-10-30, Stock Compensation Initial Measurement, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values and recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis over the requisite service period. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option valuation model.
The BSM option valuation model is used to determine the fair value of stock-based awards with the following assumptions

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
Income Taxes
The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets. The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations periods in 2015.
Comprehensive Loss
The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2015, 2014 and 2013 was equal to net loss adjusted for unrealized gains and losses on investments, reclassifications of realized gains and losses on investments to other income (expense) and foreign currency translation adjustments.
Computation of Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and diluted potential shares outstanding during the period. Dilutive potential shares are excluded when the effect would be to reduce a net loss per share. The Company’s dilutive potential shares primarily consists of outstanding common stock options, warrants, estimated shares to be issued under the Company’s employee stock purchase plan and unvested restricted stock, which have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. The Company early adopted ASU 2015-17 effective December 2015 on a prospective basis. The adoption did not have an impact on the financial statements of the Company.
In February 2016, the FASB issued ASU 2016-02, Leases, which require a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities and 2020 for all other entities. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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
The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):
Cash, Cash Equivalents, Short-term Investments and Restricted Cash

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Balance Sheet Classification
					Cash and cash Equivalents	Short-term Investments	Restricted Cash
December 31, 2015:
Cash	$1,408	$—	$—	$1,408	$1,408	$—	$—
Money market funds	25,080	—	—	25,080	18,967	—	6,113
Corporate equity securities	1,572	—	(71)	1,501	—	1,501	—
	$28,060	$—	$(71)	$27,989	$20,375	$1,501	$6,113
December 31, 2014:
Cash	$3,586	$—	$—	$3,586	$3,586	$—	$—
Money market funds	26,318	—	—	26,318	20,942	—	5,376
Corporate equity securities	1,572	401	—	1,973	—	1,973	—
	$31,476	$401	$—	$31,877	$24,528	$1,973	$5,376

Gross unrealized losses at December 31, 2015 include our investment in Luna Innovations (“Luna”) equity securities which have been in a gross unrealized loss for less than 12 months.
Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
December 31, 2015:
Assets:
Money market funds	$25,080	$—	$—	$25,080
Corporate equity securities	1,501	—	—	1,501
	$26,581	$—	$—	$26,581
December 31, 2014:
Money market funds	$26,318	$—	$—	$26,318
Corporate equity securities	1,973	—	—	1,973
	$28,291	$—	$—	$28,291
Investment instruments valued using Level 1 inputs include the Company’s money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement.
The Company periodically assesses whether significant facts and circumstance have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred. In 2013, the Company determined that there was an other than temporary impairment of its investment in Luna Innovations, or Luna, which the Company received as part of a litigation settlement entered into in January 2010 and had recorded as an available for sale corporate equity security. As such, the Company wrote down the value of that investment and recorded a loss of $0.6 million in other expense in the consolidated statement of operations. No other investments have been in an unrealized loss position for longer than twelve months.

The changes in Level 3 liabilities measured at fair value on a recurring basis was as follow (in thousands):

Level 3 Input for Year Ended December 31, 2015
(In thousands)
Balance at December 31, 2014	$—
Additions at March 11, 2015	(14,776)
Change in fair value of warrant liability	(2,993)
Reclassification to additional paid-in capital	17,769
Balance at December 31, 2015	$—
Warrant Liability
In connection with the issuance of Series A convertible preferred stock on March 11, 2015, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the date of issuance, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. The Series E Warrants were not exercisable until receipt of stockholder approval to among other things increase the number of authorized shares of common stock of the Company. The proposal relating to such approval was presented and received the stockholder approval at the 2015 Annual Meeting of Stockholders of the Company held on May 12, 2015 (the “Requisite Stockholder Approval”). As a result of the contingency which was deemed outside the Company’s control, such Series E Warrants did not originally meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance of $14.8 million. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company recorded the change in fair value of $3.0 million on the consolidated statements of operations for the year ended December 31, 2015.
Upon receipt of Requisite Stockholder Approval, all criteria for the Series E Warrants to be classified as equity were met. Using the BSM model with an exercise price of $9.75 per share for the Series E Warrants, the Company revalued the warrants and reclassified the warrant liability of $17.8 million, representing the fair value of the Company’s warrant liability as of the Requisite Stockholder Approval date, to additional paid-in capital. See Note 10 for further information regarding the Company’s 2015 private placement of Series A convertible preferred stock and Series E Warrants. All of the Series E Warrants are currently issued and outstanding as of December 31, 2015.
Long-term Debt
The fair value of the Company’s long-term debt was estimated to be $35.1 million as of December 31, 2015 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s long-term debt.

4.    Balance Sheet Components
Allowance for Doubtful Accounts (in thousands)

	December 31,
	2015	2014	2013
Balance at Beginning of the Year	$—	$554	$554
Additions Charges to Cost and Expenses	49	21	—
Write-offs	(26)	(475)	—
Balance Before Recoveries	$23	$100	$554
Less: Recoveries	—	(100)	—
Balance at the End of the Year	$23	$—	$554
Inventories, net (in thousands)

	December 31,
	2015	2014
Raw materials	$2,613	$4,996
Work in process	3,575	4,571
Finished goods	2,471	1,925
Inventories	$8,659	$11,492
Property and equipment, net (in thousands)

	December 31,
	2015	2014
Furniture and leasehold improvements	$11,329	$11,455
Laboratory equipment	12,158	11,374
Computer equipment and software	2,956	2,911
	26,443	25,740
Less: Accumulated depreciation and amortization	(24,118)	(23,412)
Property and equipment, net	$2,325	$2,328
Accrued liabilities (in thousands)

	December 31,
	2015	2014
Accrued restructuring	$1,581	$—
Accrued salaries, commission, bonus and benefits	1,094	2,835
Tax accruals	333	274
Accrued royalties	330	594
Accrued legal and other professional fees	228	169
Clinical related accruals	60	394
Other accrued expenses	487	676
Total	$4,113	$4,942

5.    Agreements with Intuitive
In October 2012, the Company signed an updated license agreement with Intuitive Surgical Operations, Inc. and Intuitive Surgical, Inc. (collectively, “Intuitive”), under which Intuitive paid the Company a $20.0 million licensing fee, and entered into a stock purchase agreement to buy 529,101 shares of the Company’s common stock for an aggregate purchase price of $10.0 million. The amendment of the license agreement updated the co-exclusive cross license agreement signed by the companies in 2005. Under the terms of the amended agreement, Intuitive’s co-exclusive rights extended to include intellectual property rights filed or conceived by the Company in the non-vascular space subsequent to the original 2005 agreement through October 26, 2015. The Company retained the right to use its intellectual property for all clinical applications, both vascular and non-vascular. The Company previously concluded that the value associated with patents filed or conceived in the three years subsequent to the amendment was de minimis and therefore the $20.0 million upfront payment for the licensing of intellectual property was recognized in the statement of operations in fiscal year 2012. The $10.0 million associated with the stock purchase agreement was recorded to common stock and additional paid-in capital on the balance sheet in 2012. The term of the intellectual property capture period expired on October 26, 2015. The cross-licenses and royalty obligations remain in effect.
The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive Surgical. For fiscal years 2015, 2014 and 2013, the Company incurred cost in the amount of $0.2 million, $0.3 million and $0.2 million, respectively related to the royalty obligations to Intuitive Surgical.

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
Under the terms of the Amended Agreements, the Company continues to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and vascular catheters. For fiscal years 2015, 2014 and 2013, the Company incurred cost in the amount of $0.7 million, $1.2 million and $0.9 million, respectively related to the royalty obligations to Philips.

7.     Commitments and Contingencies
Operating Leases
The Company rents its office and laboratory facilities in Mountain View, California under an operating lease. On December 15, 2015, the Company entered into a Lease Termination Agreement with its landlord for the termination of the Company's existing lease in Mountain View, California. The Lease Termination is to become effective not earlier than June 1, 2016 but no later than August 31, 2016. Upon the effective date of the Lease Termination, the Company will be released from all of its obligations under the Existing lease, except for certain expenses and indemnification obligations as set forth in the Lease Termination. Concurrently, the Company entered into a lease agreement with LBA Realty Fund11-WBP VII, Inc. to rent 32,552 square feet of office and manufacturing space located in San Jose, California with a commencement date of June 1, 2016 but no later than August 1, 2016, and expiring in February 2027.
The Company also leases approximately 3,300 square feet of office space in London, England under an operating lease of which ends in June 30, 2020. As of December 31, 2015, the Company has exercised the option to exit the 3,300 square feet of office lease space in London, England in 2015 and incurred $0.1 million exit cost recorded on the consolidated statement of operations. On March 17, 2015, the Company signed a rental agreement with Regus Management (UK) limited to rent office space for our London office.
Rent expense on a straight-line basis was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rent expense	$2,782	$2,613	$2,310
At December 31, 2015, future minimum payments under the leases are as follows (in thousands):

Years ended December 31,	Future Minimum Lease Payments
2016	$1,728
2017	297
2018	610
2019	628
2020	647
Thereafter	4,443
Total	$8,353
Warranties
The Company generally provides one year of post-contract customer service on the sale of its systems. Post-contract customer service revenue is recognized ratably over the term of the service period and associated expenses are charged to cost of revenues as incurred. The Company provides a limited warranty on the sale of robotic systems and records a warranty reserve at the time of sale to cover the estimated warranty costs. The Company’s warranty obligation may be impacted by product failure rates, material usage and service costs associated with its warranty obligations. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense differs from the original estimates. Movement in the warranty liability has not been significant for the years ended December 31, 2015 and 2014, respectively.
Other Royalty Obligations
The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018 The Company incurred cost in the amount of $0.1 million related to the royalty obligations to Mitsubishi in each of the fiscal years 2015, 2014 and 2013.
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
Legal Proceedings
Following the Company’s October 19, 2009 announcement that it would restate certain of its financial statements, a securities class action lawsuit was filed on October 23, 2009 in the United States District Court for the Northern District of California, naming the Company and certain of its now former officers. Curry v. Hansen Medical, Inc. et al., Case No. 9-5094. The complaint asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Hansen stock between May 1, 2008 and October 18, 2009, inclusive, and alleged, among other things, that defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with GAAP while improperly recognizing revenue; that these misstatements and/or nondisclosures resulted in overstatement of Company revenue and financial results and/or artificially inflated the Company’s stock price; and that following the Company’s October 19, 2009 announcement, the price of the Company’s stock declined. On November 4, 2009 and November 13, 2009, substantively identical complaints were filed in the Northern District of California by other purported Hansen stockholders asserting the same claims on behalf of the same putative class of Hansen stockholders. Livingstone v. Hansen Medical, Inc. et al., Case No. 9-5212 and Prenter v. Hansen Medical, Inc., et al., Case No. 9-5367. All three complaints sought certification as a class action and unspecified compensatory damages plus interest and attorneys’ fees. On December 22, 2009, two purported Hansen stockholders, Mina and Nader Farr, filed a joint application for appointment as lead plaintiffs and for consolidation of the three actions. On February 25, 2010, the Court issued an order granting Mina and Nader Farr’s application for appointment as lead plaintiffs and consolidating the three securities class actions. On July 15, 2010, the Court entered an order granting lead plaintiffs’ motion for leave to file a second amended complaint. Lead plaintiffs’ second amended complaint, in addition to alleging that shareholders suffered damages as a result of the decline in the Company’s stock price following the October 19, 2009 announcement, also alleged that shareholders suffered additional damages as the result of share price declines on July 28, 2009, July 31, 2009, January 8, 2009, July 6, 2009, and August 4, 2009, all of which lead plaintiffs alleged were caused by the disclosure of what they claim was previously misrepresented information. The Defendants filed their motion to dismiss the second amended complaint on October 13, 2010. The Court granted Defendants’ motion to dismiss with leave to amend on August 25, 2011. Plaintiffs’ third amended complaint was filed on October 18, 2011. Defendants filed their motions to dismiss on January 9, 2012. On August 10, 2012, the Court denied in part and granted in part Defendants’ motions to dismiss. On January 4, 2013, lead plaintiffs sought leave to amend their complaint to add certain of Hansen’s current and former directors and Hansen’s former auditor. Hansen filed an opposition to lead plaintiffs’ motion on February 11, 2013.
On May 9, 2013, the parties entered a stipulation of settlement pursuant to which the plaintiffs would receive an aggregate of $8.5 million, $4.0 million of which would be funded in cash by the Company’s insurer and other sources. The Company would fund the remaining portion by issuing $4.25 million worth of the Company’s common stock, the number of shares to be determined based on the average closing price of the common stock for the 10 trading days preceding final Court approval of the settlement of the class action, and paying $250,000 in cash. The Company recorded a loss on litigation settlement of $4.5 million in its first quarter ended March 31, 2013. On December 5, 2013, the U.S. District Court for the Northern District of California granted final approval of a settlement. On December 19, 2013, the Company issued 229,854 shares, as determined by the average closing price of the Company’s common stock for the 10 trading days preceding final court approval of the settlement, which average was $18.49 per share.

8.    Short-term and Long-term Debt
Oxford Loan
In December 2011, the Company entered into a $30.0 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Oxford Loan”). Under the loan agreement, the Company was obligated to pay interest only payments on the Oxford Loan through June 30, 2013, following which time the Oxford Loan required interest and principal payments through January 1, 2016. The Oxford Loan accrued interest at a stated rate of 9.45% and included an additional final interest payment of 3.95% of the original principal amount. The Oxford Loan provided for a prepayment option that allowed the Company to prepay all of the outstanding principal balance, subject to a pre-payment fee. In connection with the Oxford Loan, the Company issued warrants to purchase 66,079 shares of common stock. The warrants have an exercise price of $22.70 per share and expire in December 2018.

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
White Oak Loan
In July 2013, the Company executed a loan and security agreement with White Oak, as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the loan and security agreement. For fiscal years 2015, 2014 and 2013, the Company recognized expense of $0.4 million, $0.4 million and 0.1 million, respectively, for the amortization of debt issuance costs related to the White Oak loan.
The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally pledged to the lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, the Company is required to obtain an audit opinion from its independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the loan and security agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of December 31, 2015, the Company was in compliance with all covenants except for the covenant relating to obtaining and audit opinion that does not include a going concern explanatory paragraph. As of December 31, 2015, the Company was in compliance with all covenants; however, there was an anticipated default of the covenants listed in Section 6.2(a)(i) and Section 8.2(a), with respect to Section 6.2(a)(i), as of December 31, 2015, which was cured by the Forbearance Agreement as discussed below. The Company is currently in default of this requirement and certain covenants and other events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, the Company entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, the Company made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from the Company’s restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of December 31, 2015, the debt was classified as a short-term liability.

Future annual payments due on the debt outstanding as of December 31, 2015 are as follows (in thousands):

2016	45,790
Total remaining payments	45,790
Less: Amount representing interest	(10,649)
35,141
Less: Current portion of long-term debt	35,141
Long-term debt, net of current portion	$—

9.    Restructuring
In November 2015, the Company initiated a cost-saving restructuring plan in order to align its headcount to reduce operating expenses, consolidate its back-office operations by closing its office in United Kingdom and relocate its headquarter. This restructuring plan would impact approximately 35 full-time positions in its Mountain View, California office and 9 full-time employees in its international offices. The Company recorded restructuring charges of approximately $1.7 million consisting of employee severance and termination benefits, operating lease cancellation fees and expenses related to closing down its United Kingdom office. The Company recorded employee severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712. The Company accounted for lease cancellation fees and closing down our United Kingdom office in accordance with ASC 420. Under ASC 420, the Company established a liability for a cost associated with an exit or disposal activity, when the liability was incurred, rather than at the date that the Company committed to an exit plan. The Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts its remaining estimated liabilities, if necessary.
The Company agreed to pay $0.5 million of broker commission to the third party who assisted the Company to negotiate an early termination of its office in Mountain View, California. The Company recorded $0.2 million as exit costs related to the closing off its office in United Kingdom. The Company has classified approximately $1.5 million of these charges as restructuring expense and $188,000 as a component of cost of sales. The Company has completed phase one of its restructuring activities in the fourth quarter of 2015 and expects to complete phase 2 by the end of 2016. The Company's restructuring activities for the year ended December 31, 2014 and 2013 were not material.
The table below presents the restructuring activities for the year ended December 31, 2015 (in thousands):

	Employee Severance and Termination Benefits	Operating Lease Cancellation	Exit Cost	Total
Accrued restructuring balance as of January 1, 2015	$—	$—	$—	$—
Additional accruals	1,027	500	200	1,727
Cash payments	(146)	—	—	(146)
Accrued restructuring balance as of December 31, 2015	$881	$500	$200	$1,581

10.    Stockholders' Equity
2013 Private Placement Transaction
In March 2013, the Company executed an “at the market” agreement pursuant to which the Company may have offered to sell shares of common stock up to an aggregate offering price of up to $25.0 million. In July 2013, the Company exercised its right to terminate the agreement. No shares were offered or sold pursuant to the agreement.
On July 30, 2013, the Company entered into a securities purchase agreement to sell an aggregate of 2,845,528 shares of its common stock at a per share price of $12.30 and warrants to purchase an aggregate of 3,414,634 shares of common stock at a per warrant price of $1.25 in a private placement transaction. The warrants were comprised of the following three series: Series A warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $12.30;

Series B warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $15.00 per share; and Series C warrants exercisable for an aggregate 1,138,211 shares of common stock, with an exercise price equal to $20.00 per share. Series A warrants were subject to mandatory exercise subsequent to the receipt of regulatory approval for the new 6Fr Magellan catheter in the U.S., which occurred in February 2014. The financing resulted in gross proceeds to the Company of approximately $39.3 million prior to placement fees and offering costs of approximately $2.1 million. At the closing of the private placement financing, the Company entered into an investor rights agreement with the purchasers of the shares and warrants in which the Company agreed to file a registration statement covering resale of the shares and the purchasers agreed not to transact in any shares of the Company’s common stock for a one-year period following the closing, subject to certain exceptions. In the first quarter of 2014, subsequent to the receipt of regulatory approval for the new Magellan 6Fr Robotic Catheter in the U.S., Series A warrants for 1.1 million shares of the Company’s common stock were exercised for total proceeds of $14.0 million in accordance with the terms and conditions of a securities purchase agreement dated July 30, 2013. All of the Series A Warrants were mandatorily exercised in the first quarter of 2014 pursuant to the Company’s achievement of a regulatory milestone as set forth in the Series A Warrants.
2014 Warrant Exchange
On July 30, 2014, the Company entered into a definitive agreement (the “Exchange Agreement”) with certain warrantholders to cancel and exchange (the “Exchange”) an aggregate of 1,022,117 of the Company’s outstanding Series B Warrants and an aggregate of 1,022,117 of the Company’s outstanding Series C Warrants. In exchange, the Company issued warrants (the “Exchange Warrants”) to purchase an aggregate of 2,672,837 shares of common stock. The Exchange was completed in August 2014.
The Exchange Warrants are comprised of the following two tranches: (a) Series B/C Exchange Warrants (“Series B/C Exchange Warrants”) exercisable for an aggregate of 2,044,235 shares of common stock, with an exercise price equal to $11.30 per share, the NASDAQ consolidated closing bid price for the Common Stock on July 29, 2014, the last completed trading day before the Exchange Agreement was executed (the “Closing Bid Price”); and (b) Series D Warrants (“Series D Warrants”) exercisable for an aggregate of 628,602 shares of common stock, with an exercise price equal to the Closing Bid Price. The Series B/C Exchange Warrants were subject to mandatory exercise within 14 days of issuance and were exercised in August 2014, resulting in gross proceeds to the Company of approximately $23.1 million. The Series D Warrants have an exercise period of five years, and if fully exercised, would result in additional gross proceeds to the Company of approximately $7.1 million. The Series B Warrants and Series C Warrants previously carried an expiration date of August 2015. The remaining Series B Warrants and Series C Warrants not included in the Exchange will remain outstanding until their exercise or expiration.
As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3, this guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, Black-Scholes options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded $2.9 million warrant exchange charge in the consolidated statement of operations during the year ended December 31, 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the exchange and the fair value of the newly issued Series B/C Exchange Warrants and Series D Warrants.
2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants
On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 5,509,492 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $35.5 million for the accretion of a discount on the Series A convertible preferred stock resulting from an allocation of a portion of the proceeds to the warrants and a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series

A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. Additionally, upon conversion of the preferred stock, a deemed dividend of $15.3 million was recorded due to the discount on the preferred stock created by allocating a portion of the proceeds to the warrants. The deemed dividend and cumulative dividend were non-cash transactions and reflected below net loss to arrive at net loss allocable to common stockholders.
As part of the Purchase Agreement, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the issuance date, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside the Company’s control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was $14.8 million upon issuance. Once the Requisite Stockholder Approval was obtained on May 12, 2015, there was sufficient authorized shares underlying the warrants and the exercise price was fixed at $9.75 per share such that the variable number of shares that could be issued became fixed. As a result, all criteria for classification of the Series E Warrants as equity were met. The Company reclassified the warrant liability amounting to $17.8 million to additional paid-in capital, which equals to the fair value of the Company’s warrant liability on May 12, 2015. The change in fair value of $3.0 million was recorded on the consolidated statements of operations for the year ended December 31, 2015.
The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an offset to additional paid-in capital on the consolidated balance sheets.
Accumulated Other Comprehensive Income (Loss)
The component of accumulated other comprehensive income (loss), net of tax for years ended December 31, 2015 and 2014 are as follows (in thousands):

	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Losses	Total
December 31, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(464)	(51)	(515)
Ending Balance	$(72)	$(138)	$(210)
December 31, 2014:
Beginning balance	$373	$(13)	$360
Net current-period other comprehensive loss	19	(74)	(55)
Ending Balance	$392	$(87)	$305
11.    Stock-Based Compensation
On September 22, 2015, the Company effected a reverse stock split of its common stock by a ratio of 1-for-10 (the “Reverse Split”). As a result of the Reverse Split every ten outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the Reverse Split. A stockholder who would otherwise have been entitled to receive a fractional share of common stock received a cash payment equal to the closing sales price of the Company’s common stock on September 22, 2015 as reported on the NASDAQ times the amount of the fractional share. The Reverse Split also changed the number of shares of common stock that the Company is authorized to issue from 300,000,000 to

30,000,000 but did not change the par value of the Company’s common or preferred stock or the number of authorized shares of preferred stock. The Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock issuable upon the vesting of restricted stock units. All of the information in these financial statements has been presented to reflect the impact of the 1-for-10 Reverse Split on a retroactive basis.

Stock Option and Equity Incentive Plans
2002 Stock Option Plan
The Company’s 2002 Stock Option Plan (the “2002 Plan”) was created for the purpose of issuing stock options to employees, directors and consultants of the Company. Options granted under the 2002 Plan were either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to Company employees (including officers and directors), whereas NSOs may be granted to Company employees and consultants. Options expire on terms as determined by the board of directors but not more than ten years after the date of grant. The Company reserved a total of 457,901 shares of its common stock for issuance under its 2002 Plan. Upon effectiveness of the Company’s IPO in November 2006, the Company ceased issuing stock options under the 2002 Plan. At that time, all shares remaining available for grant under the 2002 Plan became available for grant instead under the 2006 Equity Incentive Plan. However, cancelled shares under the 2002 Plan do not become available for grant under the 2006 Equity Incentive Plan. All outstanding options granted under the 2002 Plan continue to be administered under the 2002 Plan.
Stock options granted under the 2002 Plan provided employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right usually lapsed 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms were considered to be a forfeiture provision and did not result in variable accounting. As of December 31, 2015, there were no unvested shares outstanding.
2006 Equity Incentive Plan
In August 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (the “2006 Plan”) to be effective on the date of the Company’s IPO. The 2006 Plan provides for the grant of ISOs, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, and performance-based cash awards, all of which may be granted to employees, including officers, non-employee directors and consultants. Options expire on terms as determined by the board of directors but not more than ten years after the date of grant.
The Company initially reserved a total of 200,000 shares for issuance under the 2006 Plan in addition to those shares which remained available for grant under the 2002 Plan. In addition, the number of shares of common stock reserved for issuance under the 2006 Plan automatically increases on January 1st each year by the lowest of (a) 4% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (b) 350,000 shares, or (c) a number determined by the board of directors that is less than (a) or (b). At December 31, 2015, 336,642 shares were available for grant under the 2006 Plan.
Option activity under both the 2002 Plan and the 2006 Plan for 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2015	919	$16.88	7.8	$—
Granted	91	$9.18
Exercised	(1)	$5.23		2
Cancelled	(219)	$24.06		23
Balance at December 31, 2015	790	$14.08	7.4	$—
Options vested and expected to vest at December 31, 2015	673	$14.56	6.0	$—
Options vested at December 31, 2015	361	$19.49	7.2	$—

The weighted-average grant-date fair value of options granted in 2015, 2014, and 2013 was $5.11, $6.22 and $12.49 per share, respectively. The total fair value of options that vested in 2015, 2014 and 2013 was $1.6 million, $1.9 million and $2.6 million, respectively.
The estimated grant date fair values of the employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	73%	73%	77% - 89%
Risk-free interest rate	1.3%	1.4%	0.6% - 1.5%
Expected term (in years)	4.13	4.31	4.38 - 4.57
Dividend yield	—%	—%	—%
As of December 31, 2015, total unamortized stock-based compensation related to unvested stock options was $1.6 million, with a weighted-average remaining recognition period of 2.17 years.
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $2,000, $0.6 million, and $19,000, respectively.
The options outstanding, vested and currently exercisable by exercise price under both the 2002 Plan and the 2006 Plan at December 31, 2015 are as follows (share options in thousands):

	Options Outstanding		Options Exercisable and Vested
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
		(in years)			(in years)
$6.45-$6.48	145	8.94	—	$—	0
$6.49-$9.18	214	9.03	65	$7.69	9.09
$9.19-$20.75	206	7.45	107	$14.79	6.60
$20.76-$77.60	225	4.83	189	$26.24	4.62
	790	7.41	361	$19.49	6.02

Restricted stock unit activity under the 2006 Plan is as follows:

	Restricted Stock Units	Weighted- Average Grant- Date Fair Value
	(in thousands)
Balance at January 1, 2015	84	$18.02
Awarded	568	$8.93
Vested	(29)	$14.18
Cancelled	(138)	$11.14
Balance at December 31, 2015	485	$9.57
The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in 2015, 2014, and 2013 was $2.6 million, $2.5 million and $2.6 million, respectively. As of December 31, 2015, total unamortized stock-based compensation related to unvested restricted stock units was $1.0 million, with a weighted-average remaining recognition period of 2.67 years.
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
The Company initially reserved a total of 62,500 shares of common stock for issuance under the Stock Purchase Plan. In addition, the plan provides for automatic increases on January 1st, from January 1, 2007 through January 1, 2016, by the lesser of (a) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (b) 75,000 shares of common stock or (c) a number determined by the board of directors that is less than (a) and (b).
The estimated fair values of the shares issued under the Stock Purchase Plan were calculated using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	78%	111%	65%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.50	0.50	0.50
Dividend yield	—%	—%	—%

Total Stock-based Compensation
Total stock-based compensation expense was allocated to cost of revenues, research and development and selling, general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$233	$230	$402
Research and development	632	704	1,320
Selling, general and administrative	1,893	1,898	3,167
Total	$2,758	$2,832	$4,889
Stock-based compensation expense related to stock options granted to non-employees is recognized on an accelerated basis as the stock options are earned. The final measurement occurs at the later of a performance commitment or when performance is complete. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option valuation model. Stock-based compensation expense charged to operations for options granted to non-employees for the years ended December 31, 2015 and 2014, 2013 was immaterial.
In fiscal 2015, the Company granted 318,721 PSUs to executives and employees in-lieu of cash bonuses with vesting based on the Company’s 2015 corporate goals and department goals over the vesting period of 1 year. Each PSU represents the right to receive one share of the Company’s common stock upon the vesting of such PSU, and is subject to the terms of the Company’s 2006 Equity Incentive Plan. Any PSUs not vesting on a vesting date due to the Company’s corporate goals and department goals for the fiscal year 2015 not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $2.9 million. The Company recognized stock-based compensation expense of $0.8 million related to the PSUs as a result of achieving department goals.
In fiscal 2014, the Company awarded 41,407 restricted stock units to certain executives, which are subject to certain financial performance targets for the year ending December 31, 2015 and their continued employment, before vesting can occur. The Compensation Committee will determine the achievement for these restricted stock units within 30 days after the Company files its annual report on Form 10-K for the year ended December 31, 2015. Of these awards, 22,388 awards were cancelled as a result of employee terminations. No compensation cost related to these awards was recorded in 2015 and 2014 based on the estimated probability of achieving the financial performance targets for the year ending December 31, 2015.

12.    Income Taxes

The Company’s pre-tax loss consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(46,382)	$(54,457)	$(55,877)
Foreign	222	239	270
Pre-tax loss	$(46,160)	$(54,218)	$(55,607)
The Company had significant losses in 2015 and as such the $47,000 tax expense for fiscal year 2015 relates to foreign taxes. The Company’s effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2015		2014		2013
Federal tax benefit at statutory rate	(34)%		(34)%		(34)%
Permanent difference due to non-deductible expenses	3%		2%		1%
State tax benefit, net of federal impact	—%		—%		—%
Change in deferred tax asset valuation allowance	31%		33%		33%
General business credits	—%		(1)%		—%
Effective tax rate	—%	—	—%	—	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$46,942	$108,245
Research and development credits	4,193	10,564
Capitalized research and development	19,803	19,926
Fixed assets	2,243	2,464
Stock-based compensation	1,442	3,214
Accruals, reserves and other	2,637	2,259
Intangibles	694	857
	77,954	147,529
Less: Valuation allowance	(77,954)	(147,529)
Net deferred tax asset	$—	$—
At December 31, 2015, the Company has federal and state net operating loss carryforwards of approximately $117.1 million and $125.3 million, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts from 2016 through 2035 if not utilized. The net operating loss carryforwards include $1.9 million which relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in our deferred tax assets. The Company also has federal and California research and development tax credit carryforwards of $0.2 million and $8.2 million, respectively, available to offset future taxes payable. The federal credits begin to expire in 2035, while the state credits have no expiration.
Due to uncertainty surrounding realization of the deferred tax assets in future periods, the Company has placed a 100% valuation allowance against its net deferred tax assets. The valuation allowance increased (decreased) by $(69.6) million, $17.1 million and $21.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50% percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years.

Based on an analysis under Section 382 of the Internal Revenue Code, we experienced various ownership changes through 2015 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2015. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.
The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. As of December 31, 2015, there is $0.8 million in cumulative foreign earnings upon which U.S. income taxes have not been provided.
The Company files income tax returns in the United States, various state jurisdictions and in the countries of United Kingdom and Germany. As of December 31, 2015, the Company’s federal tax returns for years ended 2012 through the current period and most state returns for the years ended 2011 through the current period are still open to examination. In addition, all of the net operating loss and research and development credit carryforwards that may be used in future years are still subject to adjustment. The Company is also subject to examination in the United Kingdom and Germany beginning in 2010 through the current period. There are no tax examinations currently in progress.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$4,220	$3,864	$3,358
Additions based on tax positions related to the current year	165	384	301
Additions (Reduction) based on tax positions related to prior years	(2,287)	(28)	205
Balance at end of period	$2,098	$4,220	$3,864
As of December 31, 2015, the company had a total of $2.1 million unrecognized tax benefits, none of which would affect the effective tax rate upon realization. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, we have no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations period to December 31, 2015.

13.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(46,207)	$(54,246)	$(55,722)
Deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount	(35,546)	—	—
Cumulative dividend on Series A convertible preferred stock	(812)	—	—
Net loss attributable to common stockholders	$(82,565)	$(54,246)	$(55,722)
Weighted average shares used to compute basic and diluted net loss per share	16,871	11,723	7,905
Basic and diluted net loss per share	$(4.89)	$(4.63)	$(7.05)

The following securities that could potentially dilute basic net loss per share are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented (in thousands):

	December 31,
	2015	2014	2013
Stock options outstanding	790	919	778
Unvested restricted stock units	485	84	132
Estimated shares to be issued under the employee stock purchase plan	3	13	4
Warrants	6,079	927	3,481

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
The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenues:
United States	$7,124	$10,041	$8,580
International (1)	8,944	9,454	8,402
Total revenues	$16,068	$19,495	$16,982
The majority of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

(1)
For fiscal year 2015, Italy and Belgium accounted for 11% and 10% of total revenues, respectively. For fiscal year 2014, only Japan within international accounted for 13% of total revenues. No single location within international accounted for greater than 10% of total revenues in fiscal year 2013.

15.    Quarterly Data (unaudited)
The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2015. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	First Quarter	Second Quarter As Restated (2)(3)	Third Quarter (5)	Fourth Quarter (4)
2015:
Revenues	$5,794	$3,092	$3,183	$3,999
Gross profit	1,156	358	204	(715)
Net loss	(11,933)	(12,507)	(10,227)	(11,540)
Net loss attributable to common stockholders	(11,933)	(48,865)	(10,227)	(11,540)
Basic and diluted net loss per common share (1)	(0.90)	(3.00)	(0.54)	(0.61)
2014:
Revenues	$3,699	$6,887	$3,877	$5,032
Gross profit	398	1,902	702	2
Net loss attributable to common stockholders	(14,445)	(12,290)	(15,594)	(11,917)
Basic and diluted net loss per common share (1)	(1.40)	(1.10)	(1.30)	(0.90)

(1)
The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

(2)
Net loss, net loss attributable to common stockholders and basic and diluted net loss per common share for the second quarter of 2015 includes the impact of $2.9 million of change in fair value for warrant liability.

(3)
Net loss attributable to common stockholders and basic and diluted net loss per common share for the second quarter of 2015 includes the impact of non-cash charges of $35.5 million and $0.8 million for the deemed dividend related to beneficial conversion feature of Series A convertible preferred stock and accretion of discount, and cumulative dividend on Series A convertible preferred stock, respectively. The net loss attributable to common stockholders and basic and diluted net loss per common share during the second quarter of 2015 have been restated to reflect a $15.3 million adjustment for the portion of the deemed dividend relating to the accretion of discount.

(4)	Net loss, Net loss attributable to common stockholders and basic and diluted net loss per common share for the fourth quarter of 2015 include the impact of $1.7 million in restructuring expense.

(5)	Net income and basic and diluted net loss per common share for the third quarter of 2014 include the impact of the warrant exchange of $2.9 million.

16.    Subsequent Events

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016, the Company, Auris Surgical Robotics, Inc. ("Parent"), and Pineco Acquisition Corp., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Subject to the terms of the Merger Agreement, which has been unanimously approved by the board of directors of the Company, at the effective time of the Merger (the "Effective Time"), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by the Company as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $4.00 in cash, without interest (the "Merger Consideration").

Immediately prior to the Effective Time, each outstanding option to purchase shares of Company common stock granted under a Company stock plan will be cancelled for no consideration. Additionally, immediately prior to the Effective Time, each outstanding award of restricted stock units with respect to shares of Company common stock (each, an "RSU Award") granted pursuant to a Company stock plan will be fully vested and cancelled and, in exchange therefor, each holder of any such cancelled RSU Award will be entitled to receive, in consideration of the cancellation of such RSU Award and in settlement therefor, a payment in cash of an amount equal to the product of (i) the Merger Consideration multiplied by (ii) the number of restricted stock units subject to such RSU Award, without interest (less any required tax withholdings). To the extent an RSU Award is subject to performance conditions, the number of restricted stock units that vest will be determined (A) for RSU Awards with a performance period that by its terms has ended prior to the Effective Time, based on actual performance through the end of such performance period, and (B) for RSU Awards with a performance period that by its terms has not ended prior to the Effective Time, by deeming such performance conditions to have been satisfied at 100% of the target levels specified in the applicable equity plans and award agreements.

The Merger Agreement contains customary representations, warranties and covenants of the Company, Parent and Merger Sub, including, among others, covenants by the Company to conduct its business in the ordinary course during the interim period between execution of the Merger Agreement and consummation of the Merger and not to engage in certain kinds of transactions during such period. The Company has also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. Parent has agreed, promptly following the Effective Time, to pay or cause to be paid in full all of the Company’s obligations under the loan and security agreement with White Oak. In addition, each of the parties has agreed to use its reasonable best efforts to cause the Merger to be consummated. The board of directors of the Company has agreed to hold a stockholder meeting to consider and vote upon the adoption of the Merger Agreement.

The Merger is subject to satisfaction of the conditions set forth in the Merger Agreement, including the approval by the stockholders of the Company; that none of the lender parties to the loan and security agreement with White Oak shall have exercised any of the rights and remedies available to any of them under either the loan and security agreement with White Oak or the Forbearance Agreement upon the occurrence and during the continuance of an Event of Default (as defined in the loan and security agreement with White Oak) or as a result of the Company breaching or being in default of any of the covenants, agreements or other provisions of the Forbearance Agreement, other than delivering notice of such Event of Default under the loan and security agreement with White Oak or such breach or default under the Forbearance Agreement; that none of the Rollover Stockholders (as defined below) shall have invalidated or terminated the stock purchase agreement with Parent (as described below); and other customary closing conditions. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is conditioned upon the Company not having suffered a material adverse effect.

The Merger Agreement contains certain termination rights for both the Company and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $3.325 million, including if the Company were to terminate the Merger Agreement in order to accept an unsolicited superior acquisition proposal.

Concurrently with the Company, Parent and Merger Sub entering into the Merger Agreement, holders of approximately 65.4% of the outstanding shares of Company common stock, including all of the directors and executive officers of the Company, Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities, and an affiliated entity of Lawrence T. Kennedy, Jr., entered into voting agreements in favor of Parent and the Company (collectively, the "Voting Agreements") pursuant to which they agreed, among other things, to vote their shares of Company common stock in favor of the adoption of the Merger Agreement, against any alternative acquisition proposal, and against any reorganization, recapitalization, dissolution, liquidation or winding-up of the Company or any other extraordinary transaction involving the Company other than the Merger. The Voting Agreements terminate upon the termination of the Merger Agreement in accordance with its terms, including if the Company were to terminate the Merger Agreement in order to accept an unsolicited superior acquisition proposal.

Additionally, concurrently with entering into the Merger Agreement, certain Company stockholders owning approximately 64.6% of the outstanding shares of the Company common stock, including Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities and an affiliated entity of Lawrence T. Kennedy, Jr. (the "Rollover Stockholders"), executed and delivered a stock purchase agreement with Parent whereby each Rollover Stockholder has unconditionally agreed to acquire shares of preferred stock of Parent immediately following the Effective Time on the terms set forth therein, in exchange for an investment of approximately $49 million (representing the aggregate amount of consideration payable to the Rollover Stockholders in the Merger).

Further, concurrently with the Company entering into the Merger Agreement, the Company and the lender parties under the loan and security agreement with White Oak entered into the Forbearance Agreement. The "going concern" qualification in the opinion and report for this report constitutes an Event of Default (as defined in the loan and security agreement with White Oak). Pursuant to the Forbearance Agreement, the lender parties have agreed not to pursue any remedies related to such "going concern" default during the period from the date of the Forbearance Agreement through the earlier of (x) August 17, 2016 and (y) the date when the forbearance period under the Forbearance Agreement is otherwise terminated (such period, the "Forbearance Period").

In addition, the Company expects that it will fail to comply with the minimum liquidity required by Section 6.10(a) of the loan and security agreement with White Oak at some point during the Forbearance Period. The Company’s failure to comply with such minimum liquidity requirement would constitute an Event of Default under the loan and security agreement with White Oak. Under the Forbearance Agreement, the Lender Parties have agreed not to pursue any remedies related to such minimum liquidity default during the Forbearance Period.

The Forbearance Agreement provides that the Company shall, as promptly as reasonably practicable and in any event at or before the expiration of the Forbearance Period, (x) consummate the Merger and (y) pay and satisfy all obligations owed by the Company to the Lender Parties in full in cash. The failure to consummate the Merger during the Forbearance Period would constitute a default under the Forbearance Agreement.

Pursuant to the Forbearance Agreement, the Company has prepaid $5.0 million of the outstanding principal amount of the term loan under the loan and security agreement with White Oak.
For additional details regarding the terms and conditions of the Merger Agreement, refer to the Merger Agreement and other documentation filed as exhibits to the Current Report on Form 8-K filed with the SEC on April 20, 2016. Additional information regarding the proposed transaction, including risks associated with the proposed transaction, will be contained in a definitive proxy statement to be filed by the Company with the SEC.  No assurance can be given that the Merger will be completed.

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

In connection with our decision to restate our financial statements for the quarter ended June 30, 2015 and September 30, 2015, our management have carried out a reevaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weakness in our control over financial reporting as discussed below.

Material Weaknesses

The design and operating effectiveness of our controls were inadequate to ensure that a complex financial instrument transaction was properly accounted for and reviewed. Specifically, we failed to deduct a non-cash deemed dividend of $15.3 million upon the conversion of Series A convertible preferred stock in the calculation of net loss attributable to common stockholders for the purposes of determining basic and diluted net loss per common share for the three and six months ended June 30, 2015 and the nine months ended September 30, 2015.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015.
The ineffectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. BDO USA, LLP’s report on our internal control over financial reporting is included below.
Changes in Internal Control Over Financial Reporting
In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2015, management based its assessment on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework, which supersedes the 1992 framework after December 15, 2014. We have reviewed the COSO 2013 framework and integrated the changes into the Company’s internal controls over financial reporting. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2015 is based on the COSO 2013 framework.
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the material weakness and remediation noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Hansen Medical, Inc.
Mountain View, California
We have audited Hansen Medical, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hansen Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the accounting for a complex financial instrument has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated April 22, 2016 on those financial statements. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.
In our opinion, Hansen Medical, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hansen Medical, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2015 and 2014, and our report dated April 22, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
San Jose, California
April 22, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item concerning our directors and executive officers is incorporated herein by reference to information contained in the sections of our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 (the “2016 Proxy Statement”) entitled “Proposal 1 Election of Directors,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections of our 2016 Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Corporate Governance — 2015 Director Compensation Table.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the sections of our 2016 Proxy Statement entitled “Executive Compensation-Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated herein by reference to the section of our 2016 Proxy Statement entitled “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the section of our 2016 Proxy Statement entitled “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2015 are included in Part II, Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits: The list of exhibits on the Exhibit Index on pages 134 through 137 of this report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ CARY G. VANCE
Dated: April 22, 2016		President and Chief Executive Officer (Principal Executive Officer)
POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary G. Vance and Christopher P. Lowe, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARY G. VANCE	President and Chief Executive Officer and Director	April 22, 2016
Cary G. Vance	(Principal Executive Officer)

/S/ CHRISTOPHER P. LOWE	Interim Chief Financial Officer and Director	April 22, 2016
Christopher P. Lowe	(Principal Accounting and Financial Officer)

/S/ MICHAEL L. EAGLE	Chairman of the Board	April 22, 2016
Michael L. Eagle

/S/ MARJORIE L. BOWEN	Director	April 22, 2016
Marjorie L. Bowen

/S/ KEVIN HYKES	Director	April 22, 2016
Kevin Hykes

/S/ STEPHEN L. NEWMAN, M.D.	Director	April 22, 2016
Stephen L. Newman, M.D.

/S/ WILLIAM R. ROHN	Director	April 22, 2016
William R. Rohn

/S/ NADIM YARED	Director	April 22, 2016
Nadim Yared

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Designations, Preferences and Rights of Series A Convertible Participating Preferred Stock of the Registrant.
4.1(6)	Specimen Common Stock Certificate.
4.2(7)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.
4.3(7)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.
4.4(8)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.
4.5(9)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.
4.6(10)	Form of Series A, B and C Warrant, dated as of August 8, 2013.
4.7(11)	Exchange Agreement, by and among the Registrant and each warrant holder identified therein, dated July 30, 2014.
4.8(11)	Form of Series B/C Exchange Warrant, dated August 11, 2014.
4.9(11)	Form of Series D Warrant, dated August 11, 2014.
4.10(11)	Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated August 11, 2014.
4.11(5)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated March 11, 2015
4.12(5)	Securities Purchase Agreement, by and among the Registrant and each purchaser identified therein, dated March 9, 2015.
4.13(5)	Form of Series E Warrant, dated as of March 11, 2015.
10.1(12)+	Form of Indemnity Agreement for Executive Officers.
10.2(13)+	Form of Amended and Restated Indemnity Agreement for certain Directors.
10.3(12)+	2002 Stock Plan.
10.4(9)+	2006 Equity Incentive Plan, as amended December 11, 2012.
10.5.1(12)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10.5.2(9)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.
10.6(14)+	2006 Employee Stock Purchase Plan.
10.7(12)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10.8(12)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.
10.9(12)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.
10.10(12)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.11(15)	Office Lease, by and between the Registrant and MTV Research, LLC, dated July 18, 2007.
10.12(16)	Lease Termination Agreement, by and between the Registrant and Google Inc, as successor-in-interest to the property owned by BXP Research Park LLC, LLC, dated December 15, 2015.
10.13(16)	Multi-Tenant Commercial/Industrial Lease, by and between the Registrant and LBA Realty Fund II-WBP VII, Inc., dated December 15, 2015.
10.14(17)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.
10.15(18)	First Amendment to Office Lease, dated June 27, 2008, by and between the Registrant and BP MV Research Park LLC.
10.16(19)*	License Agreement, by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.
10.17(19)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.
10.18(20)+	Form of Retention Agreement for executive officers.
10.19(21)*	Patent and Technology License and Purchase Agreement, by and among the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.
10.20(21)*	Sublicense Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.
10.21(21)*	Assignment and License Agreement, by and among the Registrant and ECL7, LLC, dated February 3, 2011.
10.22(21)*	Security Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.
10.23(21)	Patent License Security Agreement, by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.
10.24(21)*
Amendment No. 1 to Patent and Technology License and Purchase Agreement, by and between the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated April 7, 2011.

10.25(22)*
Amendment No. 2 to Extended joint Development Agreement and Amendment to Patent and Technology License and Purchase Agreement and Sublicense Agreement, by and among the Registrant and Philips Medical Systems Nederland B.V., dated August 5, 2015.

10.26(18)+	Offer Letter, by and between the Registrant and Susan Leonard, dated December 13, 2011.
10.27(23)+	Offer Letter, by and between the Registrant and Joseph Guido, dated as of March 19, 2012.
10.28(24)+	Amendment of Stock Option Agreement for option grants to non-employee directors.
10.29(9)	First Amendment to Cross License Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.
10.30(9)+	Offer Letter, by and between Registrant and William Sutton, dated as of November 12, 2012.
10.31(9)+	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.
10.32(9)+	Form of Amendment to Amended and Restated Indemnity Agreement for certain directors.
10.33(9)+	Form of Indemnity Agreement for Directors Approved November 9, 2012.
10.34(9)+	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.
10.35(9)	Non-Employee Director Compensation Arrangements, effective as of January 1, 2015
10.36(18)+	Offer Letter, by and between the Registrant and Robert Cathcart, dated January 10, 2013.
10.37(25)+	Form of Retention Agreement for executive officers.
10.38(6)	Amended and Restated Loan and Security Agreement, dated August 23, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

10.39(18)	Second Amendment to Office Lease, dated December 13, 2013, by and between the Registrant and BXP Research Park LP.
10.40(26)+	Offer Letter, by and between the Registrant and Cary G. Vance, dated April 25, 2014.
10.41(26)+	Retention Letter Agreement, by and between the Registrant and Robert O. Cathcart, dated May 12, 2014.
10.42(26)+	Retention Letter Agreement, by and between the Registrant and William Sutton, dated May 12, 2014.
10.43(26)+	Revised Offer Letter, by and between the Registrant and Christopher P. Lowe, dated June 11, 2014.
10.44(27)+	Waiver by Cary G. Vance, dated August 12, 2014.
10.45(27)+	Offer Letter, by and between the Registrant and Brian Sheahan, dated September 12, 2014.
10.46(28)+	Letter Agreement, by and between the Registrant and Christopher P. Lowe, dated October 28, 2014.
10.47(29)+	Separation Agreement, dated March 3, 2014, by and between the Registrant and Bruce J Barclay.
10.48(30)	Separation Agreement, dated November 6, 2015, by and between the Registrant and William M. Sutton.
10.49(26)+	Separation Agreement, by and between the Registrant and Peter J. Mariani, dated June 18, 2014.
10.50(31)+	Severance and Release Agreement, by and between the Registrant and Joseph Guido, dated March 1, 2016.
10.51(28)+	Non-Plan Option Grant Notice and Non-Plan Option Agreement by and between the Registrant and Cary G. Vance, dated May 23, 2014.
10.52(32)	Merger Agreement by and between the Registrant, Auris Surigcal Robotics, Inc. and Pineco Acquisition Corp., dated April 19, 2016.
10.53(32)	Forbearance Agreement by and between the Registrant and White Oak Global Advisors, LLC, dated April 19, 2016
10.54(33)+	Retention Agreement, by and between the Registrant and Christopher P. Lowe, dated April 18, 2016
23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on September 23, 2015 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on March 12, 2015 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 21, 2015 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 13, 2014 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 10, 2015 and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.

(25)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2013 and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2014 and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.

(28)	Previously filed as an exhibit to Registrant's Annual Report on Form 10-K filed on March 16, 2015 and incorporated herein by reference.

(29)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2014 and incorporated herein by reference.

(30)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K/A, filed on November 19, 2015 and incorporated herein by reference.

(31)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K/A, filed on March 9, 2016 and incorporated herein by reference.

(32)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2016 and incorporated herein by reference.

(33)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 22, 2016 and incorporated herein by reference.

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