Form 10-K/A
period 2015-12-31
HANSEN MEDICAL INC
filed 2016-04-29
CIK 1276591

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
DOCUMENTS INCORPORATED BY REFERENCE
None

HANSEN MEDICAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this "Amended Report") amends the original Annual Report on Form 10-K of Hansen Medical, Inc. (“Hansen” or the "Company") for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on April 22, 2016 (the "Original Report"). This Amended Report further amends the Original Report to incorporate information required by Part III - Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K.
Except as set forth in this Amended Report, no other changes have been made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report, and the Company's other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS
Marjorie L. Bowen
Marjorie Bowen, age 51, has served as a member of our Board of Directors since July 2013. Ms. Bowen is an experienced public and private company director who is a qualified financial expert and is well versed in corporate governance matters. In addition to Hansen, Ms. Bowen has served as a director for four publicly listed companies (Dune Energy and Illinois Power Generating Co., and previously, Talbots, and Texas Industries, Inc.) as well as four privately held companies. Ms. Bowen’s directorships follow a nearly 20 year career in investment banking at Houlihan Lokey, advising boards of public companies on transactional, strategic and other shareholder matters, and heading the firm’s industry leading fairness opinion practice. During her nearly two decades at Houlihan Lokey, Ms. Bowen was an active deal advisor to public company boards, a product and practice leader, as well as a member of the firm’s senior management. Ms. Bowen has amassed a broad base of experience on virtually every type of corporate finance transaction for both healthy and distressed companies. Ms. Bowen holds a B.A. from Colgate University and an M.B.A. from the University of Chicago. The Board of Directors appointed Ms. Bowen as a director in 2013 due to, among other things, her nearly 25 years of experience in advising both public and private companies as an investment banker and corporate director.
Kevin Hykes
Mr. Hykes, age 50, has served as a member of our Board of Directors since July 2009. Since August 2013, Mr. Hykes has served as an Operating Partner at Versant Ventures and the Chairman and CEO of Metavention, Inc., an early-stage medical device company focused on the development of interventional therapies for the treatment of type 2 diabetes since June 2013. From March 2010 until December 2012, Mr. Hykes was the President and Chief Executive Officer at Cameron Health, Inc., an implantable defibrillator company, which was acquired by Boston Scientific Corporation in June 2012. From May 2008 to March 2010, Mr. Hykes served as the Chief Commercial Officer at Visiogen, Inc., a developer of products for cataract and refractive patients, which was acquired by Abbott Laboratories in October 2009. Previously, Mr. Hykes was employed by Medtronic, Inc., from 1992 to 2008, including as Vice President, Healthcare Systems, from December 2005 to May 2008 and as Vice President, Heart Failure Business, from May 2003 to December 2005. Mr. Hykes holds a B.A. in Business Administration from the University of Wisconsin, Madison and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Hykes’ knowledge of our industry, his experience as a senior officer of other medical device companies and his ability to provide insight into our sales and marketing strategies contributed to our conclusion that he should serve as a director.
Nadim Yared
Mr. Yared, age 48, has served as a member of our Board of Directors since July 2012. Mr. Yared’s career in the medical device industry has spanned nearly 20 years. He has served as the President and Chief Executive Officer of CVRx, Inc. since September 2006. CVRx is a privately-held medical device company developing the Barostim neo™ system, an active implantable device for the treatment of hypertension and heart failure. Mr. Yared has helped CVRx raise significant funding to develop the company’s next generation technology and conduct clinical trials. Preceding his term at CVRx, Mr. Yared served as Vice President and General Manager of Medtronic, Inc. for four years. During his tenure, he directed sales, marketing, business development, product/technology development and manufacturing of surgical medical imaging products. Until 2002, Mr. Yared held increasingly senior positions at GE Medical Systems over a period of nine years. Much of his focus during this time was medical device sales and marketing management. Mr. Yared also currently serves on the boards of the medical device industry trade group, AdvaMed and the medical device innovation consortium, MDIC, a public-private partnership. Mr. Yared holds an M.B.A. from Insead in Paris, France, and an engineering degree from Ecole Nationale Superieure des Telecommunications. Mr. Yared’s knowledge of our industry, his current experience as a Chief Executive Officer of a medical device company, his prior senior management experiences in the medical industry, and his ability to provide insight into our engineering, marketing and sales strategies contributed to our conclusion that he should serve as a director.
Michael L. Eagle
Mr. Eagle, age 68, has served as a member of our Board of Directors since February 2012 and as the Chairman of our Board of Directors since December 2012. Mr. Eagle previously served as the Vice President of Global Manufacturing for Eli Lilly and Company from 1993 through 2001 and held a number of executive management positions with Eli Lilly and Company and its subsidiaries throughout his career there. Since retiring from Eli Lilly and Company, he has been a founding member of Barnard Life Sciences, LLC, a life sciences consulting company. Mr. Eagle holds a B.M.E. from Kettering University and an M.S.I.A. from Purdue University. Mr. Eagle’s more than forty years of experience in executive management and engineering, primarily focused on the manufacture of pharmaceutical products and medical devices, and his experience on the boards of other public companies contributed to our conclusion that he should serve as a director.
Christopher P. Lowe
Mr. Lowe, age 48, has served as a member of our Board of Directors since September 2006, as our Interim Chief Executive Officer from February 2014 to May 2014 and our Interim Chief Financial Officer since June 2014. Mr. Lowe served as Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc., a drug development company, from November 2007 through June 2013, and additionally served as its Chief Business Officer from January 2011 until June 2013. Since leaving Anthera, Mr. Lowe was an independent consultant to life sciences companies until joining FLG Partners, LLC, a CFO consulting, services and board advisory firm, as a partner in January 2014. Mr. Lowe served as Vice President, Finance and Administration of Asthmatx, Inc., a medical device company, since September 2005 and as its Chief Financial Officer from January 2006 to November 2007. Mr. Lowe also serves on the board of Pacific Pharmaceutical Services, a cGMP facility providing temperature controlled storage, powder dispensing, in-house label printing and clinical trial materials labeling, clinical distribution logistics and CMC advisory services to the pharmaceutical industry, clinical researchers and academic laboratories. Mr. Lowe holds a B.S. from California Polytechnic State University, San Luis Obispo and an M.B.A. from Saint Mary’s University, Texas. Mr. Lowe’s understanding of our industry, his senior management experience with companies in our industry contributed to our conclusion that he should serve as a director.
Dr. Stephen Newman
Dr. Newman, age 65, has served as a member of our Board of Directors since July 2012. Having served in increasingly senior positions at Tenet Healthcare Corporation over the past 14 years, Dr. Newman has extensive healthcare operations experience. Dr. Newman was the Vice Chairman of Tenet Healthcare Corporation from January 2012 until June 2012. In that role, Dr. Newman led Tenet’s health information technology project deployment, the company’s medical staff development efforts and its quality, safety and service initiative. Prior to his appointment to Vice Chairman in January 2012, Dr. Newman served as Corporate Chief Operating Officer, Executive Vice President from January 2007 through December 2011, where his responsibilities included strategic and operational oversight of Tenet’s 49 hospitals and 100 ambulatory and imaging centers. Before his tenure at Tenet, Dr. Newman served as President and Chief Executive Officer of HCA’s Louisville HealthCare Network, where he had operating responsibilities for three hospitals and 3,000 employees within a $500 million business. Dr. Newman currently serves on the board of directors of Cadence Pharmaceuticals, Inc. and is member of its nominating and corporate governance committee. Dr. Newman served on the board of directors of Optimer Pharmaceuticals, Inc. from 2012 through October 2013, and was a member of its audit committee, compensation committee and nominating and corporate governance committee. Dr. Newman also currently serves on the Federal Reserve Bank of Atlanta’s Labor, Education and Healthcare Council and recently completed a five year term on the board of directors of the Federation of American Hospitals. Dr. Newman holds an M.B.A. from Tulane University’s AB Freeman School of Business, an M.D. from the University of Tennessee Center for Health Sciences and a Bachelor’s degree from Rutgers University. Dr. Newman’s extensive, senior management experience in healthcare operations and his ability to provide insight into the customers of our products contributed to our conclusion that he should serve as a director.
William R. Rohn
William R. Rohn, age 72, has served as a member of our Board of Directors since March 2012. Mr. Rohn served as Chief Operating Officer of Biogen Idec, the successor company to IDEC Pharmaceuticals, a biotechnology company, from 2003 until 2005. From 1998 until 2003, Mr. Rohn was President and Chief Operating Officer of IDEC Pharmaceuticals, a biotechnology company. Mr. Rohn joined IDEC in 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in 1996. From 1985 until 1993, Mr. Rohn was employed by Adria

Laboratories, a pharmaceutical company that has since been acquired by Pfizer Inc., most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is a director of Pfenex Inc. Mr. Rohn holds a Bachelor’s degree in Marketing from Michigan State University and completed graduate-level coursework in Business Administration at Indiana State University. Mr. Rohn’s knowledge of our industry and his prior and current experience as a senior officer and director of other healthcare companies contributed to our conclusion that he should serve as a director.
Cary G. Vance
Cary G. Vance, age 50, has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since May 2014. Mr. Vance served as President of the Anesthesia & Respiratory global business at Teleflex Incorporated, a specialty medical device company, from May 2011 until May 2014 and as their Executive Vice President North America from February 2010 to May 2011. Mr. Vance joined Covidien, a global health care products company and manufacturer, in 2007 as Vice President & General Manager for their Energy-based Devices and was appointed as Vice President & General Manager of Interventional Oncology - Americas in 2008. Mr. Vance served in a series of roles with progressive responsibility at GE Healthcare from 1997 to 2007, principally in diagnostic imaging sales, sales and marketing management and executive leadership. Mr. Vance holds a B.A. in Economics and an M.B.A from Marquette University. Mr. Vance’s executive experience in the medical device space contributed to our conclusion that he should serve as a director. As a member of management, Mr. Vance provides significant industry-specific experience as well as executive leadership and management experience.

EXECUTIVE OFFICERS
Our executive officers and their respective ages and positions as of April 29, 2016 are as follows:

Name	Age	Position
Cary G. Vance	50	Chief Executive Officer, President and Director
Robert Cathcart	55	Senior Vice President of Global Sales
Christopher P. Lowe	48	Interim Chief Financial Officer and Director
Brian Sheahan	50	Vice President, Regulatory, Clinical and Quality Affairs
Set forth below is a brief description as of April 29, 2016 of the business experience of all executive officers other than Mr. Vance and Mr. Lowe, who are also directors and whose business experience is set forth above in “Board of Directors.”
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
Brian Sheahan joined Hansen in October 2014 as Vice President of Clinical, Regulatory and Quality Affairs. Mr. Sheahan has over 25 years of experience in the medical device field. From April 2006 to October 2014, he served as Senior Vice President of Clinical and Regulatory Affairs and Quality Assurance for Direct Flow Medical, Inc., a company focused on developing heart valve technologies.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with except that Mr. Sheahan and Mr. Vance each filed a late Form 4 on one occasion.
Code of Business Conduct and Ethics
We have adopted the Hansen Medical, Inc. Code of Business Conduct and Ethics, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at http://investor-relations.hansenmedical.com/phoenix.zhtml?c=202676&p=irol-govHighlights. If we grant any waivers from, or makes any substantive amendments to, a provision of the Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this proxy statement.
Audit Committee
The audit committee of the Board of Directors (the “Audit Committee”) was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee our corporate accounting and financial reporting processes, systems of internal control over financial reporting and audits of its financial statements. For this purpose, the Audit Committee performs several functions. [As of December 31, 2015, the Audit Committee consisted of three directors: Ms. Bowen (Chairman), Michael L. Eagle and Dr. Newman. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://investor-relations.hansenmedical.com/phoenix.zhtml?c=202676&p=irol-govHighlights.
The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Nasdaq listing standards). The Board of Directors has also determined that Ms. Bowen is an “audit committee financial expert” as defined under applicable SEC rules.

Item 11. Executive Compensation
Impact of the Merger
The Merger Agreement provides for the treatment described below of outstanding equity awards, including those grants made in 2015.  While the Merger will impact outstanding equity awards as described below, the Compensation Discussion and Analysis section of this Form 10-K describes the original terms of the 2015 grants, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2015.
Pursuant to the Merger Agreement, immediately prior to the effective time of the Merger, each outstanding option to purchase shares of Hansen common stock granted under a Hansen stock plan will be cancelled for no consideration. Additionally, immediately prior to the effective time of the Merger, each outstanding award of restricted stock units with respect to shares of Hansen common stock (each, an "RSU Award") granted pursuant to a Hansen stock plan will be fully vested and cancelled and, in exchange therefor, each holder of any such cancelled RSU Award will be entitled to receive, in consideration of the cancellation of such RSU Award and in settlement therefor, a payment in cash of an amount equal to the product of (i) the Merger Consideration multiplied by (ii) the number of restricted stock units subject to such RSU Award, without interest (less any required tax withholdings). To the extent an RSU Award is subject to performance conditions, the number of restricted stock units that vest will be determined (A) for RSU Awards with a performance period that by its terms has ended prior to the effective time of the Merger, based on actual performance through the end of such performance period, and (B) for RSU Awards with a performance period that by its terms has not ended prior to the effective time of the Merger, by deeming such performance conditions to have been satisfied at 100% of the target levels specified in the applicable equity plans and award agreements.
Compensation Discussion and Analysis
Introduction

This section discusses our executive compensation policies and arrangements as they related in 2015 to Messrs. Vance, Lowe, Cathcart, Guido, Sheahan and Sutton, whom we also refer to as our “named executive officers” or “NEOs”. The following discussion should be read together with the compensation tables and related disclosures set forth below.
Objectives of Hansen Medical’s Executive Compensation Program
We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our initial products were developed for the field of electrophysiology (EP) and first commercialized in 2007, and we subsequently expanded our catheter-based robotics technology into the field of vascular disease. Our flexible robotics system for peripheral vascular markets received regulatory clearance for sale in Europe in October 2011 and in the United States in June 2012.
Because our success, like that of many technology companies, is significantly influenced by the quality of our workforce, our goals are to attract and retain talented employees, maintain an executive compensation program that will fairly compensate those individuals and reward them for achieving, and incent them to achieve, our business objectives, and align employees’ interests with those of our stockholders.
2015 Compensation Overview
Our named executive officers’ compensation consists of a combination of base salary, short-term incentives and long-term equity compensation, in addition to broad-based employee benefit programs and severance protection.  Each of these compensation elements is described in greater detail below.
In determining the amount and mix of compensation elements, our Board of Directors and the compensation committee of the Board of Directors (the “Compensation Committee”) have historically relied on their judgment and experience in a rapidly changing business environment, rather than on rigid guidelines. While this experience and judgment continues to play an important role, our Board of Directors and Compensation Committee undertook a review of the compensation of our executive officers with assistance from Compensia.
We generally view the 50th percentile of the competitive market as guidelines against which to compare the compensation of our named executive officers, in order to establish a compensation program that is likely to attract and retain employees. However, we may determine a higher or lower percentile is appropriate for an employee, based on relevant factors that include the employee’s years of experience and performance. We also believe that assigning a higher weighting to long-term equity incentives should help align officers’ interests with the long-term interests of our stockholders. Although our Board of Directors and Compensation Committee believe it is useful to review comparative data as a reference point, they do not set compensation at a specific benchmark. In addition, we have no formal policies or guidelines for allocating compensation between short- and long-term incentives or cash and non-cash compensation, although we have typically relied more heavily on long-term, equity-based incentives to motivate, incentivize and retain our executive officers.
Role of the Board of Directors and Compensation Committee
The Compensation Committee of our Board of Directors administers and oversees our compensation policies, plans and programs. It reviews and makes recommendations to our Board of Directors regarding the compensation of our Chief Executive Officer, and it reviews and approves the compensation of our other executive officers.
During their respective deliberations and in reaching decisions related to compensation matters, our Board of Directors and Compensation Committee consider such matters as they deem appropriate, including our financial and operating performance, the specific responsibilities, achievements and anticipated future contributions of our executive officers, the alignment of interests between our executive officers and our stockholders, the performance of our common stock and our ability to attract and retain qualified individuals.
Role of the Chief Executive Officer
For executive compensation decisions, including decisions relating to the grant of equity awards, the Compensation Committee typically considers the recommendations of our Chief Executive Officer as manager of our executive team, and our Chief Executive Officer generally participates in the Compensation Committee’s deliberations about executive compensation matters. Our Chief Executive Officer does not participate, and is not present, in the deliberation or determination of his own compensation.
Role of Compensation Consultants and Advisors

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. In accordance with this authority and as described in the “Compensation Committee Processes and Procedures” section above, in 2015 the Compensation Committee retained Compensia, an independent compensation consultant, to assist the Compensation Committee in its deliberations on compensation payable to our named executive officers. The Compensation Committee also considered input from Compensia on compensation payable to non-employee members of our Board of Directors. Compensia does not provide any services to management. However, the Company pays the cost for Compensia’s services.
The nature and scope of services provided by Compensia in 2015 included:

•	developing a peer group for use in executive compensation analysis;

•	providing advice regarding best practices and market trends in executive compensation;

•	assisting with the design of our equity compensation program, and other executive compensation arrangements, as needed; and

•	preparing for and attending Compensation Committee meetings, as requested by our Compensation Committee.
Use of Peer Group and Comparative Data
As part of our compensation process, our Board of Directors and Compensation Committee, with input from Compensia, established a peer group that it used in evaluating compensation for our Chief Executive Officer and Chief Financial Officer and other named executive officers. The peer group included similar publicly traded medical technology companies operating in a comparable market for executive talent and meeting specified financial criteria. Companies included had revenues and market capitalization of a magnitude that our Board of Directors and Compensation Committee felt were appropriate for comparison. The peer group approved in 2015 consists of the following companies:

Accuray Incorporated	Cardica, Inc.

Cogentix Medical, Inc.	Corindus Vascular Robotics, Inc.

CryoLife, Inc.	Cutera, Inc.

GenMark Diagnostics, Inc.	Harvard Bioscience, Inc.

Iridex Corporation	LeMaitre Vascular, Inc.

Misonix, Inc.	Staar Surgical Company

Stereotaxis, Inc.	SurModics, Inc.

Symmetry Surgical Inc.	Transenterix, Inc.

TriVascular Technologies Inc.
Our Compensation Committee also reviewed compensation data from the 2015 Radford Global Technology Survey (the Radford Survey) in evaluating compensation for select positions where market data was not available through the public filings of our peers.
At our 2011 Annual Meeting, our stockholders indicated their preference that we solicit a non-binding advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote, every three years. Subsequently, our Board of Directors adopted a policy that is consistent with that preference. In accordance with that policy, this year, we are again asking our stockholders to approve, on a non-binding advisory basis, the compensation of our named executive officers as disclosed in this proxy statement in accordance with SEC rules. We will hold our next “say on pay” vote in 2017.
Stockholder Non-Binding Advisory Vote on Executive Compensation
More than 98% of the shares voted at our April 2014 annual meeting of stockholders were in favor of the compensation of our named executive officers. In light of strong stockholder support, our Compensation Committee has made no changes to the structure of our named executive officers’ 2015 compensation programs in response to the April 2014 stockholder vote. In addition, as we evaluated our compensation practices throughout fiscal year 2015, we were mindful of the strong support our shareholders expressed for our compensation practices and policies.

Compensation Elements

Base Salary. The base salaries paid to our named executive officers are designed to attract and retain a high quality, stable management team by providing a base level of compensation that generally is not subject to performance risk. Our named executive officers’ base salaries reflect the scope of their responsibilities, taking into account competitive market compensation paid by other medical device companies for similar positions, and are adjusted as necessary to recruit or retain specific individuals for certain positions. We generally review the base salaries of our named executive officers in December of each fiscal year in connection with a review of their performance, with any increase effective as of January 1 of the following year.
Base salaries for Messrs. Vance, Lowe, Cathcart, Guido, Sheahan and Sutton were determined at the time of their hire for their current roles. Their initial base salaries were the product of negotiation at the time they were hired, and ultimately determined at the discretion of the Compensation Committee competitive market data and the relative base salaries of our other executive officers.

Base salaries for our named executive officers for our fiscal years 2014 and 2015 were:

Named Executive Officer	2014 Base Salary	2015 Base Salary Effective 1/1/2015		Percentage Increase
Mr. Vance	$450,000	$450,000		N/A
Mr. Lowe	$435,000	$435,000	*	N/A
Mr. Cathcart	$254,616	$254,616		N/A
Mr. Guido	$248,745	$273,620	**	10%
Mr. Sutton	$358,000	$368,740	***	3%
Mr. Sheahan	$285,000	$285,000		N/A

*
Mr. Lowe. On June 10, 2014, our Board of Directors appointed Mr. Lowe as our interim Chief Financial Officer. Mr. Lowe received a monthly salary of $36,250. For the months of January through September, 2015, Mr. Lowe served part-time as our Interim Chief Financial Officer and received a monthly salary of $14,500.

**
Mr. Guido. In December 2014, Mr. Guido was promoted to Senior Vice President, Marketing and Business Development. The Compensation Committee approved a 3% annual merit increase and a 7% promotion increase, effective January 1, 2015. Mr. Guido resigned his employment with the Company on February 18, 2016.

****	Mr. Sutton. In January 2015, Mr. Sutton received a 3% annual merit increase. Mr. Sutton resigned his employment with the Company on November 6, 2015.

Annual Incentive Compensation. Our annual incentive compensation program is designed to reward our management team for achieving, or achieving progress toward, discrete goals with a time horizon of one year or less. For sales employees (including Mr. Cathcart), our commission plan (as further described below) provides cash-based incentives that reward employees in direct proportion to the volume and value of goods, products and services sold.

2015 Bonus Program

Mr. Lowe, as part of his employment agreement to serve as Interim Chief Financial Officer, agreed to forego a bonus opportunity for 2015.
In lieu of a cash bonus program, our Chief Executive Officer and other named executive officers received PSUs, as indicated below. The size of the award was intended to approximate the target cash bonus opportunity each officer might have otherwise been eligible to receive, using an assumed stock price of $9.20 per share, the fair market value of our stock on April 23, 2015.
One hundred percent of the PSUs granted to Mr. Vance were subject to vesting based on the achievement of two company-wide performance goals for 2015, which our Board of Directors approved in December 2014 and which are described below. Fifty percent of the PSUs granted to our other named executive officers were subject to the achievement of the same company-wide performance goals, while the remaining fifty percent were subject to the achievement of departmental goals, which our Board of Directors approved in December 2014 and which are described below.

The table below shows each named executive officer’s target bonus as a percentage of base salary (which remained at the same levels as with respect to fiscal year 2014), the number of PSUs granted to that officer and the number of PSUs that ultimately vested (as further described under “Goal Achievement” below).

Named Executive Officer	Target Bonus Opportunity as a Percentage of Base Salary	Number of PSUs Granted	Number of PSUs Vested
Mr. Vance	60%	44,022	0
Mr. Lowe	N/A	N/A	N/A
Mr. Cathcart	10%	3,805	616
Mr. Guido	35%	14,313	4,293
Mr. Sutton	40%	22,044	0
Mr. Sheahan	35%	14,907	7,454

Corporate Goals
The company-wide performance goals included two objectives related to revenue and gross margin. These goals applied to all of our named executive officers:

Corporate Goals	Weighting
1. Total Revenue - $27.1M at target	60%
2. Gross Margin reported at 10-K filing- 30% at target	40%
Goal Achievement
Our Board of Directors and Compensation Committee determined that the company did not achieve the company-wide performance goals, resulting in each of our named executive officers earning none of the portion of the PSUs related to the achievement of company-wide goals. In light of Mr. Vance’s role in 2015 while the Company considered strategic alternatives, and the fact Mr. Vance received no bonus under the Company’s 2015 Bonus Plan based on the scoring of the 2015 Bonus Plan, the Board of Directors approved a cash bonus of $75,000 for Mr. Vance on February 9, 2016.
In February 2016, our Board of Directors and Compensation Committee scored the departmental goals for Messrs. Cathcart, Guido and Sheahan. Mr. Cathcart received a payout commensurate with the scoring of his departmental goals of 32.2%, Mr. Guido received a payout commensurate with the scoring of his departmental goals of 60%, and Mr. Sheahan received a payout commensurate with the scoring of his departmental goals of 100%. Mr. Sutton separated from the company in November 2015 and thus was not eligible to receive a payout with respect to his departmental goals.
Departmental Goals
Fifty percent of the bonuses for each of Messrs. Cathcart, Guido, Sutton and Sheahan were subject to vesting based on achievement of departmental milestones related to their functional areas of responsibility. These departmental goals, described below, are intended to set objective milestones which the Company strives to achieve in the given year and were intended to be challenging but achievable with strong management performance.
U.S. Commercial Operations and EMEA (Mr. Cathcart). Mr. Cathcart’s commercial operations departmental goals related to worldwide sales objectives, utilization objectives, and completion of training programs. Our Board of Directors and Compensation Committee determined that the goal achievement for the department was 32.5% for 2015.
Marketing and Business Development (Mr. Guido). Mr. Guido’s departmental goals related to a specified number of annual sales, product launch planning and implementation of the Magellan 10Fr catheter, completion of a specified number of data publications on the Magellan System, increasing utilization per installed system and increasing awareness for Magellan through hospital-supported marketing campaigns. Our Board of Directors and Compensation Committee determined that the goal achievement for the department was 60% for 2015.
Research and Development, Engineering, Manufacturing and Field Service (Mr. Sutton). Mr. Sutton’s research and development and engineering departmental goals related to the commercial release of active drive robotics by year end, development of micro-catheter capability by year end, achieving 6 FR high pressure FDA submissions by June 1, 2015 and developing electromagnetic sensing study by year end. His engineering goals included achieving cost improvement targets for certain products, ensuring timely response to all CAPAs, complaints and investigations. Mr. Sutton’s manufacturing goals included reducing manufacturing inventory by six percent, reducing manufacturing related variances by forty percent, supplying to forecast, and achieving cost improvement targets for both catheter and system builds. His field service goals included ensuring system up-time of 99%, achieving warranty system renewal revenue targets, and reducing service inventory levels by ten percent. Our Board of Directors and Compensation Committee determined that the goal achievement for each of Mr. Sutton’s departments was 95%, 100%, 100% and 100%, respectively, for 2015. As noted above, in light of Mr. Sutton’s 2015 separation from the company, he forfeited his 2015 PSU grant.
Regulatory, Clinical, Training & Quality Affairs (Mr. Sheahan). Mr. Sheahan’s regulatory goals included setting and submitting the pre-market authorization shell and negotiating the various modules of the premarket approval with FDA on or before December 31, 2015, receiving 10Fr FDA and DEKRA approval and initiating the Japanese regulatory process and initial submission for Magellan. His clinical goals included enrollment and expansion of the Rover Registry, completing enrollment of all patients in the initial cohort and additional patients as needed per protocol for the company’s IDE, and completion of certain conference presentations and manuscripts. Mr. Sheahan’s clinical engineering goals included providing support to the research and development team on the 10 Fr project, eKit and other research and development initiatives, supporting commercialization activities and updating procedural workflows. His quality goals included successfully passing the DEKRA recertification audit, revising and implementing improved usability compliance system and reducing complaint closure and CAPAs to 100 days at a maximum. Our Board of Directors and Compensation Committee determined that the goal achievement for Mr. Sheahan’s departments was 100%, 100%, and 100%, respectively, for 2015.
Commissions
During 2015, our sales employees, including Mr. Cathcart, were eligible to earn cash commissions. Mr. Cathcart’s 2015 commission opportunity was based on sales of our products both within and outside of the U.S. His commission opportunity with respect to robotic systems was 1.0% of orders up to a specified 2015 base revenue target and 2.0% of orders above such target. In addition, Mr. Cathcart was eligible to receive a 0.5% commission on CoHesion™ upgrades. Base revenue is defined as all systems, sales and new service contracts (including CoHesion upgrades), which are booked and shipped in the month.
Mr. Cathcart was also eligible for quarterly bonuses based on the global number of clinical procedures performed using our catheters in our robotic system and global catheter sales targets. No quarterly bonus was earned unless at least 90% of the applicable target was met. With respect to both the procedure and catheter sale bonuses, the quarterly bonus amount was $1,875 if 90-94% of the applicable target was achieved, $2,344 at 95-99% of target, $3,125 at 100-109% of target and $3,594 at 110% or more of target.
The commission opportunities for Mr. Cathcart are included in the 2015 Grants of Plan-Based Awards Table. The actual commissions earned by Mr. Cathcart pursuant to these arrangements are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Long-Term Equity-Based Incentive Awards
Our long-term equity compensation has historically consisted of a mix of stock options, restricted stock units (or RSUs) and performance stock units (or PSUs). The Committee views stock options as an important component of executive compensation as they give our executive officers a continuing stake in our long-term success by allowing them to participate in the appreciation of our common stock while accepting personal accountability for our financial results. Because the exercise price of our stock options is equal to the fair market value of our common stock on the date of grant, the option grant will provide a return only if our common stock appreciates over the option term. Additionally, stock options provide a means of enhancing the retention of those executives, inasmuch as they are subject to vesting over an extended period of time.
The Committee has also awarded RSUs and PSUs as an additional element of compensation. RSUs represent the right to receive a specified number of shares of our common stock at no cost to the employee provided the employee remains employed by us when the RSUs vest. As a result, RSUs retain some value even if our stock price declines or does not appreciate significantly and help reduce dilution as typically the number of shares subject to an RSU award is smaller than the number of shares subject to an option.
In 2014, we hired Compensia to evaluate our long-term equity-based incentive awards. This review was intended to ensure ongoing alignment of the company’s compensation program with the company’s strategic objectives and maintain a strong link between executive compensation and company performance. Following this review, the Committee approved executive equity grants in 2014 that consisted of a mix of stock options, RSUs and PSUs and in 2015 that consisted of RSUs and PSUs.
When establishing the size of the annual equity award grants to our named executive officers, our Board of Directors and Compensation Committee consider the size of awards held by our other officers, the individual’s performance, potential for future retention, responsibility and promotion, competitive compensation data from the Radford Survey and the peer group, level of contribution, industry experience, and other factors they deem relevant. The relative weight given to these factors varies among individuals at the discretion of the Board of Directors and Compensation Committee.
In March 2015, Mr. Vance received inducement grants in the form of two long-term equity incentive RSUs granted outside the company’s 2006 Equity Incentive Plan in accordance with the terms of Mr. Vance’s offer letter. One RSU was for 23,849 shares with 25% of the shares vesting on June 1, 2015 and an additional 2.06% of the shares vesting on each of the company’s quarterly vesting dates on March 1, June 1, September 1 and December 1 thereafter. Mr. Vance’s other RSU grant was for 23,849 shares. The RSU award vests based on performance goals tied to a minimum 2015 revenue target of $38 million dollars as determined by an approval date that is thirty day after the company files its 10-K for fiscal year 2015 (the “Approval Date”). On April 28, 2016, the Compensation Committee determined that the minimum revenue target was not met for 2015 and all of the RSU Awards were forfeited. In addition, Messrs. Cathcart and Sheahan received similar RSUs in February 2014 and October 2014, respectively. None of the RSU shares pursuant to their respective grants vested based on the Compensation Committee’s determination on April 28, 2016.
In addition, in April of 2015, Mr. Vance was granted an option for 30,000 shares as part of our long-term equity-based incentive awards. Twenty-five percent of the shares subject to such option vest on the first anniversary of the effective date of grant and 1/48th thereafter on a monthly basis over the next three years of service.
2015 Retention Equity Awards
Messrs. Vance, Guido, Cathcart, Sutton and Sheahan received retention RSUs in the first quarter of 2015. One hundred percent of the RSUs shall vest, if at all, on February 3, 2019 so long as the named executive officers have not ended their continuous service with the company. If a named executive officer is terminated without cause or good reason, as those terms are defined in the named executive officer’s award agreement, after February 3, 2017 but before February 3, 2018, 50% of each respective award shall vest. If a named executive officer is terminated without cause or good reason, as those terms are defined in the named executive officer’s award agreement, after February 3, 2018 but before February 3, 2019, 75% of each respective award shall vest.
On June 12, 2015, Mr. Lowe received a retention option for 7,500 shares for his continued role as the company’s Interim CFO. The shares vest monthly over twelve months.
Severance Benefits
Our named executive officers are eligible for severance payments and vesting acceleration benefits pursuant to written retention agreements. We believe that severance protection is necessary to attract officers to us and important for the retention of these officers. In particular, these arrangements are intended to mitigate some of the risks that exist for executives working at a smaller public company and therefore help attract and retain qualified executives who could have job alternatives at companies that appear less risky to them.
In March 2013, our Compensation Committee adopted a new form of retention agreement, effective for use with executive officers hired on or after January 1, 2013 (including Messrs. Cathcart and Sheahan but excluding our Chief Executive Officer). Pursuant to the revised form of retention agreement, severance benefits are reduced for executive officers who have not completed at least 12 months of continuous service with us, unless the termination of employment occurs within 12 months after a change in control of our company.
In May 2014, our Compensation Committee approved an amendment to the retention agreement with Mr. Cathcart. If Mr. Cathcart’s employment is terminated without cause or if he resigns for good reason, he will be eligible to receive salary continuation payments for 12 months, the payment by us of COBRA premiums for himself and his eligible dependents for up to 12 months and, under certain circumstances, a prorated target bonus payable ratably during the severance period.
Pursuant to his May 2014 offer letter, we entered into a retention agreement with Mr. Vance. Pursuant to the retention agreement, in the event that Mr. Vance’s employment is terminated without cause or he resigns for good reason, he will be eligible for the following severance benefits: (1) a lump sum severance payment equal to twelve months’ worth of his then-current base salary, (2) to the extent not already paid, he will remain eligible to receive a bonus payment for the prior fiscal year (if applicable), (3) payment of his and his dependents’ COBRA premiums for up to twelve months and (4) if the termination occurs within three months prior to or within 12 months after a change in control, full acceleration of any unvested equity awards subject to time-based vesting then held by him. All of the foregoing severance benefits would be contingent on Mr. Vance’s execution of a release of claims and his resignation as a member of our Board of Directors.

On November 14, 2015, we entered into a separation agreement with Mr. Sutton in connection with the end of his employment with us on November 6, 2015. Pursuant to the separation agreement, Mr. Sutton received a lump sum payment of $92,185, which is equal to three months of his most recent base salary.

On March 9, 2016, we entered into a separation agreement with Mr. Guido in connection with the end of his employment with us on February 19, 2016. Pursuant to the separation agreement, Mr. Guido received a lump sum payment of $68,405, which is equal to three months of his most recent base salary.

In April 2016, our Compensation Committee approved the entry into a retention agreement with Mr. Lowe. Pursuant to the retention agreement, in the event that Mr. Lowe’s employment is terminated without cause or he resigns for good reason, he will be eligible for the following severance benefits: (1) to the extent not already paid, he will remain eligible to receive a bonus payment for the prior fiscal year (if applicable), and (2) if the termination occurs within three months prior to or within 12 months after a change in control, full acceleration of any unvested equity awards subject to time-based vesting then held by him. All of the foregoing severance benefits would be contingent on Mr. Lowe’s execution of a release of claims and his resignation as a member of our Board.

A summary of the material terms of the severance arrangements with our named executive officers, together with a quantification of the payments and benefits under these arrangements, may be found in the section of this Amended Report entitled “Potential Payments Upon Termination or Change in Control.”
In addition, pursuant to our 2006 Equity Incentive Plan, all of our employees’ equity awards will fully vest if they are not continued or replaced by an acquirer in connection with a change in control. We believe this protection is appropriate to keep our executives and employees focused on our business rather than on the potential risks they may perceive if we are acquired. At the same time, this provision allows an acquirer to maintain the incentive and retention value inherent in our equity awards by continuing them after a change in control.
Perquisites and Other Personal Benefits
Pursuant to his May 2014 offer letter, Mr. Vance is provided a housing and relocation allowance of $15,000 per month during the first twelve months of Mr. Vance’s employment in order to assist him in relocating to the San Francisco Bay Area and we paid $750 in outside legal fees incurred by Mr. Vance in negotiating his employment offer. Additionally, we paid Mr. Vance $100,000 for the actual loss Mr. Vance incurred on the sale of his primary residence in 2015.
In February 2014, we entered into an employment letter agreement with Mr. Lowe, to serve as our Interim Chief Executive Officer. Pursuant to the agreement, Mr. Lowe was reimbursed for his reasonable travel expenses as well as for temporary living expenses. In June 2014, we appointed Mr. Lowe as our interim Chief Financial Officer. Mr. Lowe will continue to be reimbursed for his reasonable business travel expenses.
Pursuant to his October 2014 offer letter, Mr. Sheahan is reimbursed for his reasonable travel expenses up to $4,000 per calendar month for reasonable expenses incurred in connection with housing and travel to and from our Mountain View facility and for any amounts in excess of $4,000 which are authorized by the company in writing in advance of incurring such expenses.
Because Mr. Cathcart’s position as Senior Vice President of Global Sales involves significant travel, we offer him a monthly car allowance of $600.
Executive Officer Stock Ownership Guidelines
Our Board of Directors believes that our executive officers should have a significant financial stake in our company to help align their interests with those of our stockholders and to promote sound corporate governance. In December 2013, our Board of Directors (upon recommendation of our Compensation Committee) adopted stock ownership guidelines providing that each executive officer should own shares or certain share equivalents with a value equal to at least (i) the officer’s base salary, in the case of our chief executive officer and (ii) one-half of the officer’s base salary, in the case of all other executive officers. Executive officers have five years from the later of (i) December 11, 2013, or (ii) the date such individual commenced service as an executive officer to achieve this ownership level. Thereafter, compliance will be measured annually. At its discretion, our Board of Directors may waive this requirement if an executive officer would otherwise incur a hardship.

Tax and Accounting Effects
We consider the impact of federal tax laws in developing and implementing our compensation programs, including Section 162(m) of the Internal Revenue Code. However, to maintain flexibility in compensating officers in a manner designed to promote varying corporate and governance goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. In particular, the deductibility of certain equity awards granted to our named executive officers may be limited. Our Board of Directors and Compensation Committee have and may continue to approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under Section 162(m) if it determines that such action is appropriate. In addition, although we have not typically tailored our executive compensation program to achieve particular accounting results, our Compensation Committee considers the impact of the accounting treatment of stock-based awards when making compensation decisions.
Compensation Committee Report(1)
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) contained in this Amended Report with management. Based on our Compensation Committee’s review of, and the discussions with management with respect to, the CD&A, our Compensation Committee on April 28, 2016 recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in the Company’s proxy statement for its 2016 annual meeting of stockholders.
From the members of our Compensation Committee:
William Rohn, Chairman
Kevin Hykes
Nadim Yared

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hansen Medical under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

2015 Summary Compensation Table
The following summary compensation table shows, for the fiscal years ended December 31, 2015 and, if required by applicable SEC executive compensation disclosure rules, December 31, 2014 and December 31, 2013, information regarding the compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer, three other executive officers who were serving as executive officers as of December 31, 2015 and one former executive officer. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Stock Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Cary G. Vance(3)	2015	$461,250	$75,000	(4)	$153,426	$1,320,268	(5)	$—		$67,500	(6)	$2,077,444
President and Chief Executive Officer	2014	$272,727	$190,000	(7)	$1,462,560	$—		$—		$212,500	(6)	$2,137,787

Christopher P. Lowe(8)	2015	$244,193	$—		$38,449	$—		$—		$—		$282,642
Interim Chief Financial Officer and Former Interim Chief Executive Officer	2014	$467,904	$—		$303,600	$—		$—		$—		$771,504

Robert Cathcart	2015	$254,616	$—		$—	$168,005	(5)	$93,504	(9)	$7,200	(10)	$523,325
Senior Vice President of Global Sales	2014	$247,200	$49,440		$534,246	$101,149		$118,936		$7,200		$1,058,171
	2013	$230,000	$—		$417,587	$16,575		$59,564		$—		$723,726

Joseph Guido	2015	$273,670	$—		$—	$256,778	(5)	$—		$—		$530,448
Senior Vice President,	2014	$248,745	$49,749		$337,524	$60,876		$50,000	(11)	$—		$746,894
Marketing & Business Development	2013	$241,500	$—		$107,144	$53,885		—		—		$402,529

William Sutton	2015	$330,330	$100,000	(12)	$0	$400,982	(5)	$—		$92,185	(13)	$923,497
Chief Operating Officer	2014	$333,083	$86,962		$549,546	$109,578		$—		$50,000	(14)	$1,129,169
	2013	$275,000	$—		$—	$53,551		$—		$110,000		$438,551

Brian Sheahan(15)	2015	$285,000	$—		$—	$263,628	(5)	$—		$48,000		$596,628
Vice President Clinical, Regulatory and Quality Affairs	2014	$62,614	$—		$194,781	$141,422		$—		$12,000		$410,817

(1)
The amounts in this column represent the aggregate grant date fair value of option awards or stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on April 22, 2016 for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions, which, as of the grant date, was the maximum achievement level.

(2)	The amounts in this column reflect the dollar amount of restricted stock units (RSUs) and performance stock units (PSUs) awarded to the officer in the applicable fiscal year.

(3)	Mr. Vance’s employment with us began on May 23, 2014.

(4)
In light of Mr. Vance’s role in 2015 while the Company considered strategic alternatives, and the fact Mr. Vance received no bonus under the Company’s 2015 Bonus Plan based on the scoring of the 2015 Bonus Plan, the Board of Directors approved a 2015 cash bonus of $75,000 for Mr. Vance on February 9, 2016.

(5)
As noted in footnote 1, amount reflects the probable achievement of performance conditions applicable to the PSUs granted to the officers. The maximum grant date fair value of these awards, assuming all of the milestones had been achieved, was $1,320,269 for Mr. Vance, $168,005 for Mr. Cathcart, $256,778 for Mr. Guido, $400,982 for Mr. Sutton, and $263,628 for Mr. Sheahan.

(6)
Represents a housing and relocation allowance of $67,500 in 2015. Pursuant to his letter agreement with us, Mr. Vance must repay all of the allowance that he receives if he voluntarily resigns his employment within 12 months of his employment commencement date and 50% of the amount he receives if he voluntarily resigns his employment within 24 months of his employment commencement date. The amount reported for 2014 also includes $100,000 of actual loss protection paid to Mr. Vance from the sale of Mr. Vance’s primary residence.

(7)	2014 bonus amount represents minimum guarantee of $190,000 pursuant to Mr. Vance’s employment letter agreement.

(8)
Mr. Lowe’s employment as our interim Chief Executive Officer began on February 9, 2014 and ended on May 23, 2014. Mr. Lowe became our interim Chief Financial Officer on June 10, 2014. 2014 compensation includes compensation that Mr. Lowe received as non-executive director in 2014 prior to February 9, 2014.

(9)	Amount represents $93,504 from commissions pursuant to our sales commission plan, as described in greater detail in “Compensation Discussion and Analysis.”

(10)	Amount reflects automobile allowance.

(11)	Amount represents a spot bonus paid in the form of a 3.5% sales commission approved by the Compensation Committee in August, 2014 related to the sale of systems in Japan.

(12)
Mr. Sutton entered into a retention agreement on May 12, 2014 pursuant to which Mr. Sutton received a 26.4% salary increase and the right to earn a lump-sum cash bonus of $50,000 on each of September 30, 2014, March 31, 2015, September 30, 2015 and March 31, 2016 subject to Mr. Sutton remaining continuously employed by us through each such date. Mr. Sutton’s employment terminated with us on November 6, 2015.

(13)
Amount includes severance pay of $92,185 pursuant to a separation agreement between the company and Mr. Sutton, which is equal to three months of his most recent base salary. Mr. Sutton’s employment terminated with us on November 6, 2015.

(14)	Mr. Sheahan’s employment with us began on October 13, 2014.

(15)	Amount reflects housing allowance of $4,000 per month.

2015 Grants of Plan-Based Awards
The following table sets forth certain information regarding each plan-based award granted to our named executive officers during the fiscal year ended December 31, 2015. Except as otherwise indicated in the footnotes below, all of the equity awards described below were made under our 2006 Equity Incentive Plan. For a description of the vesting acceleration applicable to the stock options and stock units granted to our named executive officers, see the section of this Amended Report entitled “Potential Payments Upon Termination or Change in Control.”

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Date of Board or Compensation Committee Approval		Threshold ($)		Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Vance	2/3/15	2/3/15	(2)	—		—		—	—	—	—	38,000	—		—	$349,600
Mr. Vance	3/17/15	4/29/14	(3)(4)	—		—		—	3,975	15,899	23,849	—	—		—	$181,252	(9)
Mr. Vance	3/17/15	4/29/14	(4)(5)	—		—		—	—	—	—	23,849	—		—	$181,252
Mr. Vance	4/23/15	4/23/15	(6)	—		—		—	—	—	—	—	30,000	(7)	$9.21	$153,426
Mr. Vance	4/23/15	4/23/15	(8)	—		—		—	17,609	44,022	66,033	—	—		—	$608,614	(9)
Mr. Lowe	6/12/15	6/12/15	(10)	—		—		—	—	—	—	—	7,500		$9.20	$38,449
Mr. Cathcart	2/3/15	2/3/15	(2)	—		—		—	—	—	—	13,500	—		—	$124,200
Mr. Cathcart	4/23/15	4/23/15	(8)	—		—		—	285	3,805	4,756	—	—		—	$43,805	(9)
Mr. Cathcart				—		$145,000	(11)	—	—	—	—	—	—		—	—
Mr. Cathcart				$1,875	(12)	$25,000		$28,752	—	—	—	—	—		—	—
Mr. Cathcart				$1,875	(13)	$25,000		$28,752	—	—	—	—	—		—	—
Mr. Guido	2/3/15	2/3/15	(2)	—		—		—	—	—	—	10,000	—		—	$92,000
Mr. Guido	4/23/15	4/23/15	(8)	—		—		—	1,431	14,313	17,891	—	—		—	$164,778	(9)
Mr. Sutton	2/3/15	2/3/15	(2)	—		—		—	—	—	—	16,000	—		—	$147,200
Mr. Sutton	4/23/15	4/23/15	(8)	—		—		—	1,102	22,044	27,555	—	—		—	$253,782	(9)
Mr. Sheahan	2/3/15	2/3/15	(2)	—		—		—	—	—	—	10,000	—		—	$92,000
Mr. Sheahan	4/23/15	4/23/15	(8)	—		—		—	745	14,908	18,635		—		—	$171,628	(9)

(1)
The amounts in this column represent the aggregate grant date fair value of stock awards or option awards granted to the officer, computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on April 22, 2016, for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards.

(2)
The RSUs were granted to our named executive officers on February 3, 2015 as part of long-term equity based retention awards as described in “Compensation Discussion and Analysis.” The RSU awards vest as to 100% on February 3, 2019 provided the named executive officer remains in continuous service with the company and 50% of the RSUs will vest if the event of a termination of employment on or after February 3, 2017 but before February 3, 2018 due to the named executive officer’s termination without cause or good reason, as those terms are defined in the named executive officer’s award agreement. If a named executive officer is terminated without cause or good reason as those terms are defined in the named executive officer’s award agreement after February 3, 2018 but before February 3, 2019, 75% of each respective award shall vest.

(3)
RSU inducement award granted to Mr. Vance outside our 2006 Equity Plan. The RSU award vests based on the achievement of performance goals as follows: the amount shown in the “threshold” column reflect the shares vested if the minimum revenue target of $38 million was achieved in 2015 as approved within thirty day after the company filed its 10-K for fiscal year 2015 (the “Approval Date”). ”). On April 28, 2016, the Compensation Committee determined that the minimum revenue target was not met for 2015 and all of the RSU Awards were forfeited.

(4)	The stock awards were granted effective on the date of our Registration Statement on Form S-8 as filed with the SEC on March 17, 2015.

(5)
RSU inducement award granted to Mr. Vance outside our 2006 Equity Plan. 25% of the award vested on June 1, 2015 and 6.25% of the award vests on each company vesting date thereafter (“Company Vesting Dates”), provided Mr. Vance remains in continuous service with the company. The Company Vesting Dates are March 1, June 1, September 1 and December 1.

(6)
Pursuant to our general policy of not granting stock options when our officers and directors are precluded from trading under our insider trading policy, the option was granted effective as of the first trading day when our officers and directors were permitted to sell shares under our insider trading policy.

(7)	Option vests over four years of service from April 23, 2015, with 25% vesting on April 23, 2016 and in equal monthly installments thereafter and is fully vested as of April 23, 2019.

(8)
As described in greater detail in “Compensation Discussion and Analysis” our named executive officers were granted PSU awards in lieu of a 2015 cash bonus opportunity. The PSUs vested based on achievement of 2015 company-wide and departmental goals described in “Compensation Discussion and Analysis.” The amounts shown in the “threshold” column reflect the minimum amount payable if a single goal with the lowest weighting was achieved. The amounts show in the “target” column reflect the amounts payable if all of the goals were achieved. On February 2, 2016, our Board of Directors and Compensation Committee determined that 0 units vested with respect to Mr. Vance due to Mr. Vance’s 2015 bonus being tied 100% to the company-wide goals as described in “Compensation Discussion and Analysis”, 616 units vested with respect to Mr. Cathcart, 4,293 units vested with respect to Mr. Guido, 0 units vested with respect to Mr. Sutton due to his departure from the company, and 7,454 units vested with respect to Mr. Sheahan.

(9)	In accordance with SEC rules, the grant date fair value of an award subject to a performance condition is based on the probable outcome of the condition.

(10)	Option vests in equal monthly installments over twelve months and is fully vested as of June 12, 2016.

(11)
Reflects Mr. Cathcart’s commission opportunity based on sales of our robotic systems, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the target column is based on achievement of target sales. No “threshold” or “maximum” applies to this award

(12)
Reflects Mr. Cathcart’s bonus opportunity based on sales of our catheters, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the “threshold” column reflects the minimum bonus payable for a single quarter if 90% of the target number of catheters were sold for that quarter in a single region during the third or fourth quarter of our 2015 fiscal year. The amount shown in the “target” column reflects the amount payable if the target number of catheters were sold in all four quarters. The amount shown in the “maximum” column reflects the amount payable if 110% or more of the target number of catheters were sold in all four quarters.

(13)
Reflects Mr. Cathcart’s bonus opportunity based on the number of clinical procedures performed, as described in greater detail in “Compensation Discussion and Analysis.” The amount shown in the “threshold” column reflects the minimum bonus payable for a single quarter if 90% of the target number of procedures were performed for that quarter in a single region during the third or fourth quarter of our 2015 fiscal year. The amount shown in the “target” column reflects the amount payable if the target number of procedures were performed in all four quarters. The amount shown in the “maximum” column reflects the amount payable if 110% or more of the target number of procedures were performed in all four quarters.

Outstanding Equity Awards at 2015 Fiscal Year-End
The following table shows certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mr. Vance	33,723	(3)	51,469	$14.00	5/23/24	—		—	—	—
Mr. Vance	10,965	(4)	32,895	$6.50	12/8/24	—		—	—	—
Mr. Vance	—	(5)	57,500	$6.45	12/9/24	—		—	—	—
Mr. Vance	—	(6)	30,000	$9.21	4/23/25	—		—	—	—
Mr. Vance	—		—	—	—	38,000	(7)	$88,540	—	—
Mr. Vance	—		—	—	—	13,414	(8)	$31,255	—	—
Mr. Cathcart	21,251	(9)	8,749	$21.60	2/27/20	—		—	—	—
Mr. Cathcart	10,965	(4)	32,894	$6.50	12/8/24	—		—	—	—
Mr. Cathcart	—	(5)	20,500	$6.45	12/9/24	—		—	—	—
Mr. Cathcart	5,159	(10)	6,091	$23.00	2/25/24	—		—	—	—
Mr. Cathcart	—		—	—	—	13,500	(7)	$31,455	—	—
Mr. Cathcart	—		—	—	—	616	(11)	$1,435	—	—
Mr. Guido	22,920	(12)	2,080	$31.60	4/29/19	—		—	—	—
Mr. Guido	12,500	(13)	—	$21.80	11/11/19	—		—	—	—
Mr. Guido	5,156	(14)	2,344	$22.22	3/13/20	—		—	—	—
Mr. Guido	7,312	(4)	21,928	$6.50	12/8/24	—		—	—	—
Mr. Guido	—	(5)	14,500	$6.45	12/9/24	—		—	—	—
Mr. Guido	2,867	(10)	3,383	$23.00	2/25/24	—		—	—	—
Mr. Guido	—		—	—	—	10,000	(7)	$23,300	—	—
Mr. Guido	—		—	—	—	4,294	(11)	$10,005	—	—
Mr. Lowe	3,125	(15)	—	$77.60	9/20/16	—		—	—	—
Mr. Lowe	1,000	(16)	—	$171.50	6/18/15	—		—	—	—
Mr. Lowe	1,000	(17)	—	$48.80	6/16/16	—		—	—	—
Mr. Lowe	1,000	(18)	—	$21.30	6/14/17	—		—	—	—
Mr. Lowe	1,000	(19)	—	$26.70	6/14/18	—		—	—	—
Mr. Lowe	1,000	(20)	—	$24.90	5/24/19	—		—	—	—
Mr. Lowe	3,000	(21)	—	$17.20	5/29/20	—		—	—	—
Mr. Lowe	12,000	(22)	—	$23.00	2/25/24	—		—	—	—
Mr. Lowe	7,500	(23)	—	$14.10	6/10/24	—		—	—	—
Mr. Lowe	3,750	(24)	—	$9.20	6/11/25
Mr. Sutton	24,794	(25)	—	$20.80	12/9/19	—		—	—	—
Mr. Sutton	4691	(10)	—	$23.00	2/25/24	—		—	—	—
Mr. Sheahan	—	(5)	—	$6.45	12/9/24	—		—	—	—
Mr. Sheahan	8114	(26)	—	$9.10	10/30/24	—		—	—	—
Mr. Sheahan	—		—	—	—	10,000	(7)	$23,300	—	—
Mr. Sheahan	—		—	—	—	7,454	(11)	$17,368	—	—
Mr. Sheahan	—		—	—	—	3,927	(27)	$9,150	—	—

(1)
Table excludes an inducement RSU award to Mr. Vance for 23,849 shares granted in March 2015, an RSU award to Mr. Sheahan for 8,571 shares granted in October 2014, and an RSU award to Mr. Cathcart for 6,716 shares granted in February 2014 (the “RSU Awards”). The RSU Awards all contained similar vesting provisions based on achievement of revenue targets for fiscal year 2015. Based on the company’s revenue performance as of December 31, 2015, the company attributed no value to the RSU Awards based on the likelihood of all of the RSU Awards being subject to forfeiture. On April 28, 2016, the Compensation Committee determined that the minimum revenue target was not met for 2015 and all of the RSU Awards were forfeited.

(2)
Computed in accordance with SEC rules as the number of unvested units multiplied by the closing price of our common stock on the last trading day of the 2015 fiscal year, which was $2.33 on December 31, 2015. The actual value realized by the officer depends on whether the units vest and the future performance of our common stock.

(3)	Option vests over four years of service from May 23, 2014, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.

(4)	Option vests over four years of service from December 8, 2014, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.

(5)
Option vests over four years of service from December 9, 2014, with 20% vesting upon completion of two years of service, 30% additional vesting upon completion of three years of service, and the remaining 50% vesting upon completion of four years of service.

(6)	Option vests over four years of service from April 23, 2015, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.

(7)
The RSUs were granted to our named executive officers on February 3, 2015 as part of retention awards as described in “Compensation Discussion and Analysis.” 100% of the RSUs shall vest, if at all, on February 3, 2019 so long as the named executive officers have not ended their continuous service with the company. If a named executive officer is terminated without cause or good reason as those terms are defined in the named executive officer’s award agreement after February 3, 2017 but before February 3, 2018, 50% of each respective award shall vest. If a named executive officer is terminated without cause or good reason as those terms are defined in the named executive officer’s award agreement after February 3, 2018 but before February 3, 2019, 75% of each respective award shall vest.

(8)
RSU award granted to Mr. Vance outside our 2006 Equity Plan. 25% of the award vested on June 1, 2015 and 6.25% of the award vests on each company vesting date thereafter (“Company Vesting Dates”), provided Mr. Vance remains in continuous service with the company. The Company Vesting Dates are March 1, June 1, September 1 and December 1.

(9)	Option vests over four years of service from January 16, 2013, with 25% vesting upon completion of one year of service and in equal monthly installments thereafter.

(10)	Option vests over four years of service from February 25, 2014, with 25% vesting upon completion of one year of service and in equal monthly installments thereafter.

(11)
The PSUs were granted to our named executive officers in lieu of a 2015 cash bonus opportunity and vested based on achievement of 2015 company-wide and departmental goals as described in “Compensation Discussion and Analysis.” The amount shown reflects the units that vested based on actual performance through December 31, 2015. On February 2, 2016, our Board of Directors and Compensation Committee determined that 616 units vested with respect to Mr. Cathcart, 4,294 units vested with respect to Mr. Guido, and 7,454 units vested with respect to Mr. Sheahan. In order to receive award, NEO had to be there through the approval date.

(12)	Option vests over four years of service from April 2, 2012, with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.

(13)	Represents the vested portion of a retention-based option granted to Mr. Guido on November 12, 2012.

(14)	Option vests in equal monthly installments over 48 months of service following March 4, 2013.

(15)	Represents the vested portion of an option granted to Mr. Lowe on September 21, 2006 in connection with his service on the Board of Directors.

(16)	Represents the vested portion of an option granted to Mr. Lowe on June 19, 2008 in connection with his service on the Board of Directors.

(17)	Represents the vested portion of an option granted to Mr. Lowe on June 17, 2009 in connection with his service on the Board of Directors.

(18)	Represents the vested portion of an option granted to Mr. Lowe on June 15, 2010 in connection with his service on the Board of Directors.

(19)	Represents the vested portion of an option granted to Mr. Lowe on June 15, 2011 in connection with his service on the Board of Directors.

(20)	Represents the vested portion of an option granted to Mr. Lowe on May 25, 2012 in connection with his service on the Board of Directors.

(21)	Represents the vested portion of an option granted to Mr. Lowe on May 30, 2015 in connection with his service on the Board of Directors.

(22)	Represents the vested portion of an option granted to Mr. Lowe on February 25, 2014 in connection with his service as Interim Chief Executive Officer.

(23)	Represents the vested portion of an option granted to Mr. Lowe on June 10, 2014 in connection with his service as Interim Chief Financial Officer.

(24)	Option vests in equal monthly installments over twelve months and is fully vested as of June 12, 2016.

(25)	Option vests over four years of service from December 12, 2012 with 25% vesting upon completion of one year of service and in 36 equal monthly installments thereafter.

(26)	Option vests over four years of service from October 13, 2014, with 25% vesting upon completion of one year of service and in equal monthly installments thereafter.

(27)
25% of the RSU award vested on September 1, 2015 and 6.25% of the award vested on December 1, 2015. The remaining shares shall vest as to 6.25% of the award on each company vesting date thereafter (“Company Vesting Dates”), provided Mr. Sheahan remains in continuous service with the company. The Company Vesting Dates are March 1, June 1, September 1 and December 1.

2015 Option Exercises and Stock Vested
The following table shows the stock options exercised and the vesting of RSUs held by our named executive officers during the 2015 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Vance	—	—	10,435	83,000
Mr. Lowe	—	—	—	—
Mr. Cathcart	—	—	—	—
Mr. Guido	—	—	—	—
Mr. Sutton	—	—	—	—
Mr. Sheahan	—	—	1,787	$9,069

(1)
Computed in accordance with SEC rules based on the fair market value of our common stock on the vesting date multiplied by the number of units vested and does not necessarily reflect proceeds received by the officer

Separation Agreements
On November 14, 2015, we entered into a separation agreement with Mr. Sutton in connection with the end of his employment with us on November 6, 2015. Pursuant to the separation agreement, Mr. Sutton received a lump sum payment of $92,185, which is equal to three months of his most recent base salary.

On March 9, 2016, we entered into a separation agreement with Mr. Guido in connection with the end of his employment with us on February 19, 2016. Pursuant to the separation agreement, Mr. Guido received a lump sum payment of $68,405, which is equal to three months of his most recent base salary.
Mr. Sutton’s employment with the Company terminated prior to December 31, 2015. As a result, Mr. Sutton is excluded from the discussion in the section entitled “Potential Payments Upon Termination or Change-in-Control” below.

Potential Payments Upon Termination or Change-in-Control
Our named executive officers are party to retention agreements which entitle them to the severance payments and benefits described below.
Pursuant to his retention agreement, if we terminate Mr. Vance’s employment without cause or he resigns for good reason, he will be entitled to a lump-sum cash severance payment equal to 12 months of his base salary, payment of his COBRA premiums for up to 12 months and any earned but unpaid portion of his incentive bonus for the prior year. In the event that we terminate Mr. Vance’s employment without cause or he resigns for good reason, in either case within 3 months prior to, or 12 months after, our change in control, Mr. Vance will be entitled to full acceleration of his equity awards.
Pursuant to a retention agreement that we entered into in 2016 with Mr. Lowe, if we terminate Mr. Lowe’s employment without cause or he resigns for good reason, he will be eligible to receive any earned but unpaid portion of his incentive bonus for the prior year. In the event that we terminate Mr. Lowe’s employment without cause or he resigns for good reason, in either case within 3 months prior to, or 12 months after, our change of control, Mr. Lowe will be entitled to full acceleration of his equity awards.
Pursuant to his retention agreement, Mr. Cathcart is entitled to cash severance equal to 12 months of base salary, all bonuses earned through the date of termination and payment of COBRA premiums for up to 12 months if we terminate his employment without cause or he resigns for good reason.
Pursuant to his retention agreement, Mr. Sheahan is entitled to cash severance equal to 6 months of base salary, all bonuses earned through the date of termination and payment of COBRA premiums for up to 6 months if we terminate his employment without cause or he resigns for good reason.
In the event that we terminate the Messrs. Cathcart or Sheahan’s employment without cause or the officer resigns for good reason, in either case within 12 months after our change in control, the officer will also be entitled to a prorated annual target bonus and full acceleration of outstanding equity awards.
All of the severance payments and benefits described above are contingent on the officer’s executing a general release of claims against us and, in the case of Messrs. Lowe and Vance, their resignation from our Board of Directors.
All of our employees, including our named executive officers, also receive payment for accrued but unused vacation in the event of any termination of employment.
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

“Good Reason” means a material diminution in the officer’s authority, duties or responsibilities; a material change in the geographic location at which the officer must perform services for us and the following changes in the officer’s compensation: a material diminution in base salary other than in connection with certain across-the-board reductions in the compensation of the Company’s senior management (Mr. Vance) and a material diminution in the officer’s base salary and target bonus other than in connection with certain across-the-board reductions in the compensation of the Company’s senior management (Messrs. Cathcart, Guido and Sutton). With respect to Mr. Vance, “Good Reason” also includes a requirement that he report to anyone other than the Board of Directors or the Chief Executive Officer of a successor company or our breach of Mr. Vance’s employment agreement or retention agreement. The officer must provide us with written notice of the good reason condition within 90 days after it comes into existence, after which we will have 30 days to cure the good reason condition. If we do not cure the good reason condition, the officer may resign within 180 days following the initial existence of the good reason condition.

The following table estimates, with respect to our named executive officers (other than Mr. Sutton, whose employment with the Company terminated as described above in the section entitled “Separation Agreements”), the amount of compensation and benefits payable to each of our named executive officers under the agreements described above, assuming a termination of employment occurred on December 31, 2015.

Benefits and Payments upon Termination	Termination without Cause or resignation for Good Reason prior to, or more than 12 months after, a Change in Control	Termination without Cause or resignation for Good Reason within 12 months after a Change in Control(1)
Mr. Vance
Compensation:
Salary	$468,000	$468,000
Bonus	$281,000	$281,000
Accelerated vesting(1)(2)	$—	$277,936
Benefits and perquisites:
Health care(3)	$30,008	$30,008
Total:	$779,008	$1,056,944
Mr. Lowe
Compensation:
Salary	$—	$—
Bonus	$—	$—
Accelerated vesting(1)(2)	$—	$—
Benefits and perquisites:
Health care(3)	$—	$—
Total:	$—	$—
Mr. Cathcart
Compensation:
Salary	$254,616	$254,616
Bonus	$25,461	$25,461
Accelerated vesting(1)(2)	—	$55,968
Benefits and perquisites:
Health care(3)	$22,643	$22,643
Total:	$302,720	$358,688
Mr. Sheahan
Compensation:
Salary	$142,500	$142,500
Bonus	$49,875	$49,875
Accelerated vesting(1)(2)	—	$87,156
Benefits and perquisites:
Health care(3)	$22,643	$22,643
Total:	$215,068	$302,174

(1)
As of December 31, 2015, the acceleration of vesting for the named executive officers includes the full acceleration of their equity awards within 3 months prior to, or within 12 months following a change in control. On April 18, 2016, Mr. Lowe entered into a retention agreement with the company providing for the full acceleration of his equity awards within 3 months prior to, or within 12 months following a change in control.

(2)
Because all of the options held by these named executive officers have exercise prices greater than $2.33 per share, the closing price of our common stock on December 31, 2015 (the last trading day in 2015), no value was assigned to the acceleration of our named executive officers’ options. In the case of stock units, the value of vesting acceleration was calculated by multiplying the number of unvested stock units (including all performance stock units that were outstanding but unvested as of December 31, 2015) by $2.33, the closing price of our common stock on December 31, 2015.

(3)
Represents the cost of the executive’s monthly health care premiums (consisting of dental, medical and vision coverage) under COBRA for the severance period based on the rates in effect on December 31, 2015. For our fiscal year 2015, Messrs. Guido and Lowe opted out of all health care plans offered by Hansen.

Director Compensation
During 2015 our non-employee directors were eligible to receive the cash and equity compensation described below.

•	$45,000 per year for service as a Board of Directors member;

•	$30,000 per year for service as chairman of the Board of Directors (in addition to the cash compensation payable for service as a board member);

•	$20,000 per year for service as chairman of the Audit Committee;

•	$13,000 per year for service as chairman of the Compensation Committee;

•	$9,000 per year for service as chairman of the nominating and corporate governance committee;

•	$10,000 per year for service as a non-chairman member of the Audit Committee;

•	$6,000 per year for service as a non-chairman member of the Compensation Committee; and

•	$5,000 per year for service as a non-chairman member of the nominating and corporate governance committee.

We also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and of committees of our Board of Directors.
Non-employee directors receive automatic grants of non-statutory stock options under our 2006 Equity Incentive Plan. For purposes of our automatic director grant program, a non-employee director is a director who is not employed by us and who does not receive compensation from us or have a business relationship with us that would require disclosure under certain SEC rules. Each non-employee director joining our Board of Directors is automatically granted a non-statutory stock option to purchase 7,500 shares of our common stock with an exercise price equal to the fair market value of our common stock on the grant date. This initial option will vest ratably over 36 months of service.
In addition, on the date of each Annual Meeting of our stockholders, each non-employee director is automatically granted a non-statutory stock option to purchase 6,000 shares of our common stock (except for the chairman of the Board of Directors, if any, who automatically receives a grant for 7,000 shares) with an exercise price equal to the fair market value of our common stock on the grant date. However, the number of shares subject to an annual grant will be reduced on a pro rata basis for each quarter that the director did not serve as a non-employee director during the 12-month period beginning on the date of the previous Annual Meeting. Automatic annual grants vest ratably over 12 months of service. If a non-employee director’s service is terminated within 12 months after we are subject to a change in control other than as a result of a director’s voluntary resignation, then all of the director’s automatic grants will become fully vested. In general, options held by our non-employee directors remain exercisable for up to 12 months from the date of such director’s termination of service. All automatic director options have a maximum term of up to ten years.

2015 Director Compensation Table
The following table shows certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Mr. Eagle	$85,000	$35,694	$120,694
Ms. Bowen	$65,000	$30,595	$95,595
Mr. Hykes	$52,250	$30,595	$82,845
Dr. Newman	$64,000	$30,595	$94,595
Mr. Rohn	$58,250	$30,595	$88,845
Mr. Schuler	$51,000	$30,595	$81,595
Mr. Yared	$50,250	$30,595	$80,845

(1)
The amounts in this column represent the aggregate grant date fair value of option awards granted to the director in our fiscal year 2015 computed in accordance with FASB ASC Topic 718. See Note 11 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on April 22, 2016, for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. Amount consists of: (a) $35,694 with respect to the options granted to Mr. Eagle on June 15, 2015; and (b) $30,595 with respect to the option granted to Ms. Bowen and Messrs. Hykes, Rohn, Schuler, Yared and Dr. Newman on June 15, 2015.

(2)	As of December 31, 2015, our non-employee directors held outstanding stock options as follows:

Name	Shares of Common Stock Subject to Stock Options
Mr. Eagle	18,250
Ms. Bowen	14,000
Mr. Hykes	18,000
Dr. Newman	15,000
Mr. Rohn	15,250
Mr. Schuler	14,000
Mr. Yared	15,000

(3)
On June 15, 2015, Mr. Eagle received an option to purchase 7,000 shares of our common stock, and each of Ms. Bowen and Messrs. Hykes, Rohn, Schuler, Yared and Dr. Newman received an option to purchase 6,000 shares of our common stock, at an exercise price of $9.15 per share.

Director Stock Ownership Guidelines
Our Board of Directors believes that directors should have a significant financial stake in our company to help align their interests with those of our stockholders and to promote sound corporate governance. In December 2013, our Board of Directors (upon recommendation of our Compensation Committee) adopted stock ownership guidelines providing that each non-employee director should own shares or certain share equivalents with a value equal to at least twice their annual base cash retainer. Non-employee directors have five years from the later of (i) December 11, 2013, or (ii) the date such non-employee director joined our Board of Directors to achieve this ownership level. Thereafter, compliance will be measured annually. At its discretion, our Board of Directors may waive this requirement if a non-employee director would otherwise incur a hardship. We anticipate that all non-employee directors with at least one year of service will satisfy the stock ownership guidelines when they become effective at the end of the compliance period.
Compensation Committee Interlocks and Insider Participation
As of December 31, 2015, the Compensation Committee consisted of three directors: Mr. Rohn (Chairman), Mr. Hykes, and Mr. Schuler. During 2015, none of Mr. Rohn, Mr. Hykes or Mr. Schuler was a then present or former officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the

Compensation Committee or Board of Directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our common stock and preferred stock as of April 25, 2016 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of our common stock. Unless otherwise specified in the following table, the address of each beneficial owner is 800 East Middlefield Road, Mountain View, CA 94043.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total
5% Stockholders:
Larry Feinberg and affiliated entities(2) c/o Oracle Partners, L.P. 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830	6,529,118	31.04%
Jack W. Schuler and affiliated entities(3) 28161 North Keith Drive Lake Forest, IL 60045	7,507,455	34.87%
Westwood SPV LLC (4) 1700 Madison Road, Suite 360 Cincinnati, OH 45206	1,820,487	9.58%
Named Executive Officers and Directors:
Marjorie L. Bowen(5)	28,329	*
Michael L. Eagle(6)	20,875	*
Kevin Hykes(7)	88,810	*
Christopher P. Lowe(8)	41,375	*
Dr. Stephen L. Newman(9)	36,386	*
William Rohn(10)	40,710	*
Nadim Yared(11)	19,997	*
Robert Cathcart(12)	47,877	*
Brian Sheahan (13)	17,164	*
Cary G. Vance(14)	95,185	*
All directors and executive officers as a group (11 persons)(15)	7,944,163	41.85%

*	Represents less than one percent.

(1)
This table is based solely upon information supplied by officers, directors and principal stockholders, and Schedules 13G and Form 4s, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on shares outstanding on April 25, 2016 adjusted as required by rules promulgated by the SEC. Shares of common stock subject to options and/or restricted stock units outstanding as of April 25, 2016 that were then exercisable or are exercisable within 60 days of April 25, 2016 are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options and/or RSUs but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)
Based solely on a Schedule 13D/A filed with the SEC on April 22, 2016. Includes 4,437,955 shares owned by Oracle Associates, LLC (“Associates”) and 2,045,504 shares of common stock which may be acquired upon the exercise of warrants, which are exercisable within sixty days by Associates 3,090,732 shares owned by Oracle Partners, LP. (“Partners”) and 1,373,998 shares of common stock which may be acquired upon the exercise of warrants, which are exercisable within sixty days by Partners, 873,427 shares owned by Oracle Investment Management, Inc. (“Oracle Management”) and 420,635 shares of common stock which may be acquired upon the exercise of warrants, which are exercisable within sixty days by Oracle Management, 492,846 shares owned by Oracle Institutional Partners, L.P. (“Institutional Partners”) and 250,871 shares of common stock which may be acquired upon the exercise of warrants, which are exercisable within sixty days by Institutional Partners, 854,377 shares owned by Oracle Ten Fund Master, L.P. (“Ten Fund”) and 420,635 shares of common stock which may be acquired upon the exercise of warrants, which are exercisable within sixty days by Ten Fund, 3,950 shares owned by The Feinberg Family Foundation (the “Foundation”), 19,050 shares owned by Oracle Investment Management, Inc. Employees’ Retirement Plan (the “Retirement Plan”) and 22,659 shares owned by Larry N. Feinberg.

(3)
Based solely on a Schedule 13D/A filed with the SEC on April 22, 2016. Includes 4,433,407 shares owned by the Schuler Family Foundation and 2,537,961 shares of common stock which may be acquired upon the exercise of warrants, 531,976 shares owned by Jack W. Schuler and 4,111 shares of common stock which may be acquired upon the exercise of vested stock options granted to Mr. Schuler within sixty days of April 25, 2015, and 1,600 shares owned by Renate Schuler. Mr. Schuler and Mrs. Schuler disclaim any beneficial interest in any of the shares owned by the Schuler Family Foundation.

(4)
Based solely on a Schedule 13D filed with the SEC on April 25, 2016. Westwood SPV LLC has sole voting power with respect to 1,820,487 shares and sole dispositive power with respect to 1,820,487 shares.

(5)
Includes 13,235 shares owned by Ms. Bowen and warrants exercisable for up to an aggregate of 1,370 held by Ms. Bowen. Also includes 13,724 shares that Ms. Bowen has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(6)	Includes 2,625 shares owned by Mr. Eagle and 18,250 shares that Mr. Eagle has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(7)
Includes 70,110 shares owned by Mr. Hykes or the Hykes Family 2013 Irrevocable Trust and warrants exercisable for up to an aggregate of 700 shares held by Mr. Hykes or the Hykes Family 2013 Irrevocable Trust. Also includes 18,000 shares that Mr. Hykes or the Hykes Family 2013 Irrevocable Trust has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(8)	Includes 4,250 shares owned by Mr. Lowe and 37,125 shares that Mr. Lowe has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(9)
Includes 19,386 shares owned by Dr. Newman and warrants exercisable for up to an aggregate of 2,000 shares held by Dr. Newman. Also includes 15,000 shares that Dr. Newman has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(10)
Includes 23,000 shares owned by the William R. Rohn and Mary Jane Rohn Family Trust dated August 12, 1999 and warrants exercisable for up to an aggregate of 2,460 shares held by William R. Rohn and Mary Jane Rohn Family Trust dated August 12, 1999. Also includes 15,250 shares that the William R. Rohn and Mary Jane Rohn Family Trust dated August 12, 1999 has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(11)
Includes 4,697 shares owned by Mr. Yared and warrants exercisable for up to an aggregate of 300 shares held by Mr. Yared. Also includes 15,000 shares that Mr. Yared has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(12)	Includes 721 shares owned by Mr. Cathcart and 47,156 shares that Mr. Cathcart has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(13)	Includes 14,597 shares owned by Mr. Vance and 80,588 shares that Mr. Vance has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(14)	Includes 5,215 shares owned by Mr. Sheahan and 11,949 shares that Mr. Sheahan has the right to acquire upon the exercise of stock options within 60 days of April 25, 2016.

(15)
Includes 4,911,574 issuable upon exercise of warrants, stock options or settlement of restricted stock units within 60 days of April 25, 2016. Excludes 869,085 warrants, shares or restricted stock units that are not exercisable within 60 days of April 25, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2015:
Equity Compensation Plan Information

Plan Category	Number of Securitiestobe Issued Upon Exercise of Outstanding Options,Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)
Equity compensation plans approved by security holders	994,275	(1)	$10.26	(2)	566,351	(3)
Equity compensation plans not approved by security holders	122,456	(4)	$9.74		—
Total	1,116,731		$10.2		566,351

(1)	Includes 705,054 shares issuable upon exercise of outstanding options.

(2)	Does not take into account restricted stock units, which have no exercise price.

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

(4)
On May 23, 2014 we granted an option to Mr. Vance, our President and CEO, to purchase 85,192 shares of the Company’s Common Stock, 25% of which vested after 12 months of continuous employment, and the balance of vested or are scheduled to vest in 36 successive equal monthly installments thereafter (the “Inducement Option”). On March 17, 2015, Mr. Vance received an RSU stock award for 23,849 shares with 25% of the shares vesting on June 1, 2015 and an additional 2.06% of the shares vesting on each of the company’s quarterly vesting dates on March 1, June 1, September 1 and December 1 thereafter. On March 17, 2015 Mr. Vance received an RSU stock award for 23,849 shares. The RSU award vests based on performance goals achieved as of the approval date that is thirty day after the company filed its 10-K for fiscal year 2015 (the “Approval Date”). On April 28, 2016, the Compensation Committee determined that the minimum revenue target was not met for 2015 and all of the RSU Awards were forfeited.

Potential Change in Control

On April 19, 2016, the Company, Auris Surgical Robotics, Inc. (“Parent”), and Pineco Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Hansen (the “Merger”), with Hansen surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by the Company as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $4.00 in cash, without interest (the “Merger Consideration”). In connection with the Merger Agreement, holders of approximately 65.4% of the outstanding shares of the Company’s common stock, including all of the directors and executive officers of the Company, Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities, and an affiliated entity of Lawrence T. Kennedy, Jr., entered into voting agreements in favor of Parent and the Company (collectively, the “Voting Agreements”) pursuant to which they agreed, among other things, to vote their shares of Company common stock in favor of the adoption of the Merger Agreement, against any alternative acquisition proposal, and against any reorganization, recapitalization, dissolution, liquidation or winding-up of Hansen or any other extraordinary transaction involving the Company other than the Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related-Person Transactions Policy and Procedures

We have a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board of Directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and each significant stockholder. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Hansen and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.
Certain Related-Person Transactions
The following is a summary of transactions since January 1, 2015 in which the amount in the transaction exceeded $120,000, and in which any of our executive officers, directors or 5% stockholders at the time of the transaction had or will have a direct or indirect material interest, other than equity and other compensation, termination, change-in control and other arrangements which are described under the section entitled “Compensation Discussion and Analysis.”
2015 Financing. In March 2015, we entered into an agreement with certain existing stockholders pursuant to which we (i) issued and sold an aggregate of 53,846 shares of Series A Preferred Stock at a per share price of $650.00 and (ii) issued Series E Warrants to purchase an aggregate of 53,846,000 shares of common stock. On May 12, 2015, the Series A Preferred Stock converted into 5,509,492 shares of common stock. Upon the closing of the financing, the Company raised $35.0 million in proceeds.

The table below sets forth the number of shares of Series A Preferred Stock issued to our directors, executive officers and 5% stockholders and their affiliates in the 2015 financing, the number or shares of common stock issued upon the conversion of the Series A Preferred Stock on May 12, 2015, and the number of Series E Warrants issued to such persons in the 2015 financing.

Warrantholder	Series A Preferred Stock Converted	Common Stock Issued Upon Series A Conversion	Series E Warrants Issued
Oracle Partners, LP	12,308	1,259,347	1,230,800
Oracle Institutional Partners, L.P.	2,308	236,153	230,800
Oracle Ten Fund Master, L.P.	3,846	393,521	384,600
Schuler Family Foundation	23,077	2,361,225	2,307,700
Total	41,539	4,250,246	4,153,900
See “Security Ownership of Certain Beneficial Owners and Management” for additional information about the entities described above and elsewhere in this section.
Investor Rights Agreement. In connection with our March 2015 financing, we entered into a Second Amended and Restated Investor Rights Agreement with certain holders of our common stock and warrants to purchase our common stock, including certain of our directors and 5% stockholders. Pursuant to this agreement, we granted such stockholders certain registration rights in connection with the common stock and warrants to purchase common stock purchased by them in private placements. Additionally, pursuant to the agreement and as was required under the prior Amended and Restated Investor Rights

Agreement, we agreed to nominate Mr. Schuler or any other person nominated by Mr. Schuler and reasonably acceptable to us if he is unavailable, for so long as the Schuler Family Foundation (or an affiliate thereof) continues to beneficially own at least 50% of the shares and warrants initially issued to it in the private placement transaction. See the section of this proxy statement entitled “Security Ownership of Certain Beneficial Owners and Management” for additional information about Mr. Schuler and the Schuler Family Foundation.
Merger Agreement and Related Agreements. Pursuant to the Merger Agreement and subject to satisfaction or waiver of the conditions therein, at the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by the Company as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the Merger Consideration.
The shares of the Company’s common stock held by executive officers and directors as of April 28, 2016 are set forth in the table below:

Name	Number of Shares of Common Stock
Michael Eagle	2,625
Marjorie Bowen	13,235
Kevin Hykes	70,110
Steven Newman	19,386
William Rohn	23,000
Nadim Yared	4,697
Cary Vance	14,597
Chris Lowe	4,250
Robert Cathcart	721
Brian Sheahan	5,215
Total	157,836
Immediately prior to the Effective Time, each outstanding option to purchase shares of Company common stock granted under a Company stock plan will be cancelled for no consideration. Additionally, immediately prior to the Effective Time, each outstanding award of restricted stock units and performance stock units with respect to shares of Company common stock (each, a “Stock Award”) granted pursuant to a Company stock plan will be fully vested and cancelled and, in exchange therefor, each holder of any such cancelled Stock Award will be entitled to receive, in consideration of the cancellation of such Stock Award and in settlement therefor, a payment in cash of an amount equal to the product of (i) the Merger Consideration multiplied by (ii) the number of restricted stock units subject to such Stock Award, without interest (less any required tax withholdings). To the extent a Stock Award is subject to performance conditions, the number of restricted stock units that vest will be determined (A) for Stock Awards with a performance period that by its terms has ended prior to the Effective Time, based on actual performance through the end of such performance period, and (B) for Stock Awards with a performance period that by its terms has not ended prior to the Effective Time, by deeming such performance conditions to have been satisfied at 100% of the target levels specified in the applicable equity plans and award agreements.
The Stock Awards held by executive officers and directors as of April 28, 2016 are set forth in the table below:

Name	Number of Stock Awards
Cary Vance	220,289
Chris Lowe	100,000
Robert Cathcart	17,478
Brian Sheahan	29,156
Total	366,923
Concurrently with the execution of the Merger Agreement, holders of approximately 65.4% of the outstanding shares of Company common stock, including all of the directors and executive officers of the Company, Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities, and an affiliated entity of Lawrence T. Kennedy, Jr., entered into the Voting Agreements pursuant to which they agreed, among other things, to vote their shares of Company common stock in favor of the adoption of the Merger Agreement, against any alternative acquisition proposal, and against any reorganization, recapitalization, dissolution, liquidation or winding-up of Hansen or any other extraordinary transaction involving the Company other than the Merger. The Voting Agreements terminate upon the termination of the Merger Agreement in accordance with its terms, including if Hansen were to terminate the Merger Agreement in order to accept an unsolicited superior acquisition proposal.
Additionally, concurrently with entering into the Merger Agreement, certain Hansen stockholders owning approximately 64.6% of the outstanding shares of Hansen common stock, including Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities and an affiliated entity of Lawrence T. Kennedy, Jr. (the “Rollover Stockholders”), executed and delivered a stock purchase agreement with Parent whereby each Rollover Stockholder has unconditionally agreed to acquire shares of preferred stock of Parent immediately following the Effective Time on the terms set forth therein, in exchange for an investment of approximately $49 million (representing the aggregate amount of consideration payable to the Rollover Stockholders in the Merger).
Indemnification of Officers and Directors. We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. In addition, the indemnification agreements provide that so long as we maintain a directors and officers’ insurance policy, parties to our indemnification agreements will be covered by such directors and officers insurance. Our indemnification agreements with our non-employee directors have provided that upon their resigning as a non-employee director or the expiration of their term as a non-employee director, we will use commercially reasonable efforts to purchase a tail insurance policy providing liability insurance for the non-employee director for claims that would be covered by directors’ and officers’ insurance but for the policy limits of such insurance, with such tail insurance having an aggregate policy limit of not less than $5 million and a policy term of at least five years from the date the non-employee director ceases to be a director.
 Independence of the Board of Directors
As required under the listing standards of The Nasdaq Stock Market (“Nasdaq”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board of Directors consults with our outside legal counsel to ensure that the Board of Director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent auditors, the Board of Directors has affirmatively determined that the following six directors who presently serve on our Board of Directors are independent directors within the meaning of the applicable Nasdaq listing standards: Ms. Bowen, Mr. Eagle, Mr. Hykes, Dr. Newman, Mr. Rohn, and Mr. Yared. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Lowe, the Company’s Interim Chief Financial Officer and former Interim Chief Executive Officer, is not an independent director by virtue of his interim employment with the Company. Mr. Vance, the President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company. There are no familial relationships among our directors and executive officers.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
From September 2010 through September 2014, the Company engaged Deloitte & Touche LLP as the Company’s independent accountants. Effective October 6, 2014, the Audit Committee approved the dismissal of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.
During the Company’s two most recent fiscal years and through October 2014 there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter in connection with their reports on the Company’s financial statements for such years; and there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Since October 2014, the Company has engaged BDO USA, LLP as its independent accountants. The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and December 31, 2015 by both firms.

	Fiscal Year Ended (in thousands)	Fiscal Year Ended (in thousands)
	2015	2014
BDO USA, LLP
Audit Fees	$719.8	$604.0
Audit-related Fees	—	—
Tax Fees	—	—
All other Fees	—	—
Deloitte & Touche LLP
Audit Fees	$50.0	$372.0
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	$34.0	$2.0

Total Fees	$803.8	$979.0

All fees described above were approved by the Audit Committee.
Audit Fees
Audit fees consist of the aggregate fees for professional services rendered by BDO USA LLP and Deloitte & Touche LLP: (i) for the audit of the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting and reviews of the Company’s unaudited condensed consolidated interim financial statements for fiscal years 2015 and 2014, (ii) review of the Registration Statement on Form S-8, the Registration Statement on Form S-3 and the Prospectus Supplement filed by the Company with the SEC during fiscal years 2014 and 2015.
Audit-Related Fees
Fees for audit-related services that are not categorized as audit fees.
Tax Fees
There were no tax services rendered by BDO USA LLP or Deloitte & Touche LLP.
All Other Fees
All other fees consist of the aggregate fees for professional services rendered by BDO USA LLP or Deloitte & Touche LLP other than those described above. Fees for professional services amounts included fees for accounting library software.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, BDO USA, LLP. The policy generally pre-approves specified services in the defined categories of audit services and audit-related services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by BDO USA, LLP is compatible with maintaining the principal accountant’s independence.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)-(2) Financial Statements and Schedules: Financial Statements for the three years ended December 31, 2015 are included in Part II, Item 8 of the Original Report. All schedules are omitted in the Original Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits: The list of exhibits on the Exhibit List on pages 37 through 41 of this Amended Report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/S/ CARY G. VANCE
Dated: April 29, 2016		President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Designations, Preferences and Rights of Series A Convertible Participating Preferred Stock of the Registrant.
4.1(6)	Specimen Common Stock Certificate.
4.2(7)	Stock Purchase Agreement, by and among the Registrant and Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund Master, LP, dated November 7, 2011.
4.3(7)	Stock Purchase Agreement, by and between the Registrant and Jack W. Schuler., dated November 7, 2011.
4.4(8)	Form of Warrant to Purchase Stock, issued to the Lenders, dated as of December 8, 2011.
4.5(9)	Stock Purchase Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.
4.6(10)	Form of Series A, B and C Warrant, dated as of August 8, 2013.
4.7(11)	Exchange Agreement, by and among the Registrant and each warrant holder identified therein, dated July 30, 2014.
4.8(11)	Form of Series B/C Exchange Warrant, dated August 11, 2014.
4.9(11)	Form of Series D Warrant, dated August 11, 2014.
4.10(11)	Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated August 11, 2014.
4.11(5)	Second Amended and Restated Investor Rights Agreement, by and among the Registrant and each purchaser identified therein, dated March 11, 2015
4.12(5)	Securities Purchase Agreement, by and among the Registrant and each purchaser identified therein, dated March 9, 2015.
4.13(5)	Form of Series E Warrant, dated as of March 11, 2015.
10.1(12)+	Form of Indemnity Agreement for Executive Officers.
10.2(13)+	Form of Amended and Restated Indemnity Agreement for certain Directors.
10.3(12)+	2002 Stock Plan.
10.4(9)+	2006 Equity Incentive Plan, as amended December 11, 2012.
10.5.1(12)+	Form of Option Grant Notice and Form of Option Agreement under 2006 Equity Incentive Plan.
10.5.2(9)+	Form of Option Grant Notice and Form of Option Agreement for Non-Employee Directors under 2006 Equity Incentive Plan, as amended December 11, 2012.
10.6(14)+	2006 Employee Stock Purchase Plan.
10.7(12)+	Form of Offering Document under 2006 Employee Stock Purchase Plan.
10.8(12)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated September 1, 2005.
10.9(12)*	License Agreement, by and between the Registrant and Mitsubishi Electric Research Laboratories, Inc., dated March 7, 2003.
10.10(12)	Development and Supply Agreement, by and between the Registrant and Force Dimension, dated November 10, 2004.

10.11(15)	Office Lease, by and between the Registrant and MTV Research, LLC, dated July 18, 2007.
10.12(16)	Lease Termination Agreement, by and between the Registrant and Google Inc, as successor-in-interest to the property owned by BXP Research Park LLC, LLC, dated December 15, 2015.
10.13(16)	Multi-Tenant Commercial/Industrial Lease, by and between the Registrant and LBA Realty Fund II-WBP VII, Inc., dated December 15, 2015.
10.14(17)+	Hansen Medical, Inc. Management Cash Incentive Plan, dated April 7, 2008.
10.15(18)	First Amendment to Office Lease, dated June 27, 2008, by and between the Registrant and BP MV Research Park LLC.
10.16(19)*	License Agreement, by and between the Registrant and Luna Innovations Incorporated, dated January 12, 2010.
10.17(19)*	Cross License Agreement, by and between the Registrant and Intuitive Surgical, Inc., dated January 12, 2010.
10.18(20)+	Form of Retention Agreement for executive officers.
10.19(21)*	Patent and Technology License and Purchase Agreement, by and among the Registrant, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 2, 2011.
10.20(21)*	Sublicense Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.
10.21(21)*	Assignment and License Agreement, by and among the Registrant and ECL7, LLC, dated February 3, 2011.
10.22(21)*	Security Agreement, by and among ECL7, LLC, Koninklijke Philips Electronics N.V., and Philips Medical Systems Nederland B.V., dated February 3, 2011.
10.23(21)	Patent License Security Agreement, by and between ECL7, LLC, Koninklijke Philips Electronics N.V. and Philips Medical Systems Nederland B.V., dated February 3, 2011.
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

10.26(18)+	Offer Letter, by and between the Registrant and Susan Leonard, dated December 13, 2011.
10.27(23)+	Offer Letter, by and between the Registrant and Joseph Guido, dated as of March 19, 2012.
10.28(24)+	Amendment of Stock Option Agreement for option grants to non-employee directors.
10.29(9)	First Amendment to Cross License Agreement, by and between Registrant and Intuitive Surgical Operations, Inc., dated as of October 26, 2012.
10.30(9)+	Offer Letter, by and between Registrant and William Sutton, dated as of November 12, 2012.
10.31(9)+	Amendment of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement.
10.32(9)+	Form of Amendment to Amended and Restated Indemnity Agreement for certain directors.
10.33(9)+	Form of Indemnity Agreement for Directors Approved November 9, 2012.
10.34(9)+	Non-Employee Director Compensation Arrangements, effective as of January 1, 2013.
10.35(9)	Non-Employee Director Compensation Arrangements, effective as of January 1, 2015
10.36(18)+	Offer Letter, by and between the Registrant and Robert Cathcart, dated January 10, 2013.
10.37(25)+	Form of Retention Agreement for executive officers.
10.38(6)	Amended and Restated Loan and Security Agreement, dated August 23, 2013, by and among the Registrant, White Oak Global Advisors, LLC and each lender identified therein.

10.39(18)	Second Amendment to Office Lease, dated December 13, 2013, by and between the Registrant and BXP Research Park LP.
10.40(26)+	Offer Letter, by and between the Registrant and Cary G. Vance, dated April 25, 2014.
10.41(26)+	Retention Letter Agreement, by and between the Registrant and Robert O. Cathcart, dated May 12, 2014.
10.42(26)+	Retention Letter Agreement, by and between the Registrant and William Sutton, dated May 12, 2014.
10.43(26)+	Revised Offer Letter, by and between the Registrant and Christopher P. Lowe, dated June 11, 2014.
10.44(27)+	Waiver by Cary G. Vance, dated August 12, 2014.
10.45(27)+	Offer Letter, by and between the Registrant and Brian Sheahan, dated September 12, 2014.
10.46(28)+	Letter Agreement, by and between the Registrant and Christopher P. Lowe, dated October 28, 2014.
10.47(29)+	Separation Agreement, dated March 3, 2014, by and between the Registrant and Bruce J Barclay.
10.48(30)	Separation Agreement, dated November 6, 2015, by and between the Registrant and William M. Sutton.
10.49(26)+	Separation Agreement, by and between the Registrant and Peter J. Mariani, dated June 18, 2014.
10.50(31)+	Severance and Release Agreement, by and between the Registrant and Joseph Guido, dated March 1, 2016.
10.51(28)+	Non-Plan Option Grant Notice and Non-Plan Option Agreement by and between the Registrant and Cary G. Vance, dated May 23, 2014.
10.52(32)	Merger Agreement by and between the Registrant, Auris Surigcal Robotics, Inc. and Pineco Acquisition Corp., dated April 19, 2016.
10.53(32)	Forbearance Agreement by and between the Registrant and White Oak Global Advisors, LLC, dated April 19, 2016
10.54(33)+	Retention Agreement, by and between the Registrant and Christopher P. Lowe, dated April 18, 2016
23.1(34)	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
23.2(34)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1(34)	Powers of Attorney. Reference is made to the signature page to this report.
31.1(34)	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.2(34)	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.3	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e).
31.4	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e).
32.1(34)**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
32.2(34)**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the Unites States Code (18 U.S.C. §1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 28, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 16, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2013 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on September 23, 2015 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on March 12, 2015 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2013 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on November 7, 2011 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 9, 2011 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 18, 2013 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on July 31, 2013 and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Quarterly Report Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, originally filed on August 16, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 15, 2012 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-8, filed on May 8, 2009 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2007 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 21, 2015 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 9, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 13, 2014 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2010 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, filed on March 16, 2011 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 10, 2015 and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2012 and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2012 and incorporated herein by reference.

(25)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2013 and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2014 and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2014 and incorporated herein by reference.

(28)	Previously filed as an exhibit to Registrant's Annual Report on Form 10-K filed on March 16, 2015 and incorporated herein by reference.

(29)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2014 and incorporated herein by reference.

(30)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K/A, filed on November 19, 2015 and incorporated herein by reference.

(31)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K/A, filed on March 9, 2016 and incorporated herein by reference.

(32)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 20, 2016 and incorporated herein by reference.

(33)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on April 22, 2016 and incorporated herein by reference.

(34)	Included in the Original Report filed on April 22, 2016.

+    Indicates management contract or compensatory plan.
*    Confidential treatment has been granted with respect to certain portions of this exhibit.

**    The certifications attached to the Original Report are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hansen Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Report, irrespective of any general incorporation language contained in such filing.