Form 10-Q
period 2016-03-31
HANSEN MEDICAL INC
filed 2016-05-16
CIK 1276591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 11, 2016 was 18,989,610.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HANSEN MEDICAL, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,504	$20,375
Short-term investments	—	1,501
Accounts receivable, net of allowance of $23 as of March 31, 2016 and $23 as of December 31, 2015	2,609	4,551
Inventories	9,603	8,659
Prepaids and other current assets	1,310	1,814
Total current assets	26,026	36,900
Property and equipment, net	2,399	2,325
Restricted cash	6,098	6,113
Other assets	145	380
Total assets	$34,668	$45,718
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$991	$664
Accrued liabilities	4,011	4,113
Current portion of deferred revenue	3,124	3,923
Current portion of deferred rent	335	—
Short-term debt	33,824	35,141
Total current liabilities	42,285	43,841
Deferred rent, net of current portion	—	262
Deferred revenue, net of current portion	36	91
Other long-term liabilities	79	76
Total liabilities	42,400	44,270
Commitments and contingencies (Note 7)
Preferred stock, par value $0.0001, 10,000 shares authorized; zero shares issued and outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.0001:
Authorized: 30,000 shares; issued and outstanding: 18,992 and 18,897 shares at March 31, 2016 and December 31, 2015, respectively *	2	2
Additional paid-in capital	455,989	455,585
Accumulated other comprehensive loss	(122)	(210)
Accumulated deficit	(463,601)	(453,929)
Total stockholders’ equity	(7,732)	1,448
Total liabilities, preferred stock and stockholders’ equity	$34,668	$45,718
*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product	$1,633	$4,474
Service	1,409	1,320
Total revenues	3,042	5,794
Cost of revenues:
Product	1,299	3,896
Service	777	742
Total cost of revenues	2,076	4,638
Gross profit	966	1,156
Operating expenses:
Research and development	3,050	3,435
Selling, general and administrative	5,865	6,702
Total operating expenses	8,915	10,137
Loss from operations	(7,949)	(8,981)
Change in fair value of warrant liability	—	(1,676)
Interest and other expense, net	(1,715)	(1,267)
Loss before income taxes	(9,664)	(11,924)
Income tax expense	(8)	(9)
Net loss	$(9,672)	$(11,933)
Basic and diluted net loss per share *	$(0.51)	$(0.90)
Shares used to compute basic and diluted net loss per share *	18,947	13,328

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares *	Amount
Balances, December 31, 2015	18,897	$2	$455,585	$(210)	$(453,929)	$1,448
Issuances of common stock from restricted stock units	95	—	—	—	—	—
Withholding taxes paid on vested restricted stock units	—	—	(9)	—	—	(9)
Employee share-based compensation expense	—	—	413	—	—	413
Net loss	—	—	—	—	(9,672)	(9,672)
Unrealized loss on investment reclassified to other expense	—	—	—	72	—	72
Foreign currency translation adjustments	—	—	—	16	—	16
Balances, March 31, 2016	18,992	$2	$455,989	$(122)	$(463,601)	$(7,732)

*The Company’s financial statements have been retroactively adjusted to reflect the reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten effective on September 22, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,672)	$(11,933)
Other comprehensive income (loss), net:
Amount reclassified to other expense	72	(102)
Foreign currency translation adjustment	16	(64)
Change in other comprehensive income (loss)	88	(166)
Comprehensive loss	(9,584)	(12,099)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,672)	$(11,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	244
Stock-based compensation	413	610
Payment-in-kind interest on loan	269	258
Amortization of deferred finance costs and discount on debt	35	97
Change in fair value of warrant liability	—	1,676
Provision of doubtful accounts	15	—
Inventory write-off	16	—
Realized loss on investment	357	—
Changes in operating assets and liabilities:
Accounts receivable	1,927	1,375
Inventories	(1,253)	608
Prepaids and other current assets	274	161
Other long-term assets	60	(65)
Accounts payable	327	(81)
Accrued liabilities	(30)	(464)
Deferred revenue	(853)	(427)
Other long-term liabilities	3	17
Net cash used in operating activities	(7,878)	(7,924)
Cash flows from investing activities:
Purchase of property and equipment	(15)	(47)
Proceeds from sale of short-term investment	1,215	—
Change in restricted cash	15	14
Net cash provided by (used in) investing activities	1,215	(33)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock	—	35,000
Payment of short-term debt	(1,215)	—
Costs related to issuance of Series A convertible preferred stock and common stock	—	(107)
Withholding taxes paid on vested restricted stock units	(9)	—
Net cash provided by (used in) financing activities	(1,224)	34,893
Effect of exchange rate changes on cash and cash equivalents	16	(64)
Net increase (decrease) in cash and cash equivalents	(7,871)	26,872
Cash and cash equivalents at beginning of period	20,375	24,528
Cash and cash equivalents at end of period	$12,504	$51,400
Supplemental disclosure of:
Cash paid for interest	$954	$945
Non-cash investing and financing activity:
Equipment transfer from inventories to property and equipment	$293	$692
The accompanying notes are an integral part of these condensed consolidated financial statements.

HANSEN MEDICAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
Nature of Operations
Hansen Medical, Inc. (the “Company”) develops, manufactures, markets and sells a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. The Company was incorporated in the state of Delaware in September 2002 and is headquartered in Mountain View, California. The Company has wholly-owned subsidiaries located in the United Kingdom and Germany. Both subsidiaries are engaged in marketing and selling the Company’s products in the Europe, Middle East and Africa (“EMEA”) region.
Going Concern
These condensed consolidated financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred cumulative net losses of approximately $463.6 million. The Company expects such losses to continue through at least the year ending December 31, 2016 as it continues to commercialize its technologies and develop new applications and products. The Company also has a negative working capital of $16.3 million.
The Company continues to face significant uncertainties and challenges. The Company faces uncertainty related to the commercialization of its MagellanTM Robotic System ("Magellan System") and its projected revenue is heavily dependent on a successful commercialization of this system. In addition, the Company is also subject to minimum liquidity requirements under its existing borrowing arrangements with White Oak Global Advisors, LLC ("White Oak"), which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents, restricted cash and investments and the lesser of $2.0 million or 65% in eligible accounts receivable. Additionally, the Company is required by White Oak to obtain an audit opinion from its independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of March 31, 2016, the Company was not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, the Company entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, the Company made a prepayment to White Oak, with respect to its obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from the Company’s restricted account. In the first quarter of 2016, the Company sold its investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of its short-term debt with White Oak. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was classified as a short-term liability. As of March 31, 2016, the Company’s cash, cash equivalents, and restricted cash balances were $18.6 million.
The Company anticipates that its existing available capital resources as of March 31, 2016 and the estimated amounts received through the sale of its products and services will not be sufficient to meet its anticipated cash requirements for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to obtain sufficient additional funding to satisfy its current and longer term liquidity requirements and may attempt to do so at any time by, for example, selling equity or debt securities, licensing core or non-core intellectual property assets, entering into future research and development funding arrangements, refinancing or restructuring existing debt arrangements or entering into a credit facility in order to meet its continuing cash needs. The Company cannot guarantee that future equity or debt financing or credit facilities will be available in amounts or on terms acceptable to it, if at all, that it will achieve or maintain compliance with debt covenants, that it will be able to license core or non-core intellectual property assets or enter into future research and development funding arrangements. If such financing, licensing, funding or credit arrangements do not meet the Company’s current and longer term needs, the Company may be required to extend its existing cash and liquidity by adopting additional cost-cutting measures, including reductions in its work force, reducing the scope of, delaying or eliminating some or all of its planned research, development and commercialization activities and/or reducing marketing, customer support or other resources devoted to the Company’s products. Any of these factors could harm the Company’s financial condition. Failure to raise additional funding or manage spending may adversely impact the Company’s ability to achieve its long-term intended business objectives. The Company will continue to evaluate its financial condition based upon changing future economic conditions, and will consider the implementation of additional cost reductions if and as circumstances warrant.

On April 20, 2016, the Company, Auris Surgical Robotics, Inc. ("Parent"), and Pineco Acquisition Corp., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the "Effective Time"), each share of Hansen common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by Hansen as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $4.00 in cash, without interest (the "Merger Consideration"). The completion of the merger is subject to normal closing and other conditions and is expected during the third quarter of 2016.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not contain all of the information and footnotes required by GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial statements. The Company’s fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements. In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recognition of revenue, the evaluation of customer credit risk, the valuation of investments, inventory valuations, the determination of impairment of assets, stock-based compensation, loss contingencies, the valuation of warrants and preferred stock, and deferred tax assets, among others. Actual results may materially differ from those estimates.
Revenue Recognition
The Company’s revenues are primarily derived from the sale of the Sensei System and the Magellan System and the Magellan Transport System (“MTS”) and associated catheters and drapes, as well as the sale of customer service contracts, which include post-contract customer support (“PCS”). The Company sells its products directly to customers as well as through distributors. Under the Company’s revenue recognition policy, revenues are recognized when persuasive evidence of an arrangement exists, title and risk of loss has passed, delivery to the customer has occurred or the services have been fully rendered, the sales price is fixed or determinable and collectability is reasonably assured.

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

•
Sales Price Fixed or Determinable. The Company assesses whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. The Company’s standard terms do not allow for contingencies, such as trial or evaluation periods, refundable orders, or extended payment terms or payments contingent upon the customer obtaining financing or other contingencies which would impact the customer’s obligation. In situations where these or other contingencies are included, all related revenue is deferred until the contingency is resolved. The Company also ships under a limited commercial evaluation program to allow certain strategic accounts to install and utilize systems for a limited trial period of three to six months (or longer, in certain limited circumstances) while the purchase opportunity is being evaluated by the hospital. Systems under this program remain the property of the Company and are recorded in inventory and a sale only occurs upon the issuance of a purchase order from the customer.

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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company had one customer who constituted 30% of the Company’s net accounts receivable at March 31, 2016. The Company had four customers who constituted 19%, 18%, 12% and 12%, respectively, of the Company’s net accounts receivable at December 31, 2015. As of March 31, 2016, the Company has not experienced any significant losses on its accounts receivable.
Two customers accounted for 15% and 10%, respectively, of total revenues during the three months ended March 31, 2016. Three customers accounted for 22%, 13% and 10%, respectively, of total revenues during the three months ended March 31, 2015.
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
Magellan: At the current time the Company has received clearance and approval for the Magellan System and the Magellan 6Fr, 9Fr, 10Fr and eKit Robotic Catheters and related accessories in various territories. The Company received CE Mark approval for its Magellan System in July 2011 and received CE Mark approval for the Magellan 9Fr Robotic Catheter and related accessories in October 2011. The Magellan 6Fr Robotic Catheter received CE Mark approval in October 2014, while the Magellan 10Fr Robotic Catheter received CE Mark approval in April 2015. The Company received FDA clearance for marketing its Magellan System, including the Magellan 9Fr Robotic Catheter and accessories in June 2012, the Magellan 6Fr Robotic Catheter in February 2014, and the Magellan 10Fr Robotic Catheter in July 2015 and the Magellan eKit in February 2016. The FDA clearances and CE Mark approvals enable the company to initiate use of all Magellan Systems and catheters with its customers in the United States, the European Union and certain other geographies. However, there can be no assurance that current products or any new products the Company develops in the future will receive the clearances or approvals necessary to allow the Company to market those products in certain desirable markets. If the Company is denied clearance or approvals or clearance or approvals are delayed, it could have a material adverse impact on the Company.
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
Stock-based Compensation
The Company accounts for share-based compensation plan in accordance with the provisions of The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC”) No. 718-10-30, Stock Compensation Initial Measurement, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values and recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis over the requisite service period. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option valuation model.
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

The Company measures the fair value of RSUs and PSUs using the closing stock price of a share of the Company’s common stock on the grant date. In addition, the Company also estimates a forfeiture rate for its stock options and RSUs. The Company estimates its forfeiture rate based on an analysis of its actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and, if the actual number of future forfeitures differs from its estimates, the Company might be required to record adjustments to its stock-based compensation in future periods. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this ASU from December 15, 2016 to December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has been assessing the going concern issue since 2010 on an interim and annual basis and will continue to assess whether the financial conditions based on this new guidance have an impact on the Company’s condensed consolidated financial statements or footnotes.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Under current guidance, an entity reports debt issuance costs in the balance sheet as deferred charges (i.e. as an asset). For public companies, the ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Entities would apply the new guidance retrospectively to all prior periods. The Company adopted the ASU 2015-03 on its condensed consolidated financial statements beginning in the quarter ended March 31, 2016 and the impact was $0.4 million deduction to its short-term debt presentation on its condensed consolidated balance sheets.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company does not expect the adoption of this accounting standard update to impact its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which require a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities and 2020 for all other entities. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its condensed consolidated financial statements.
3. Fair Value of Assets and Liabilities
The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt. Cash and cash equivalents, short-term investments and accounts receivable, net of allowance, are reported at their respective fair values on the condensed consolidated balance sheets. Short-term debt is reported at its amortized cost on the condensed consolidated balance sheets. The remaining financial instruments are reported on the condensed consolidated balance sheets at amounts that approximate current fair values.
The amortized cost and fair value of assets, along with gross unrealized gains and losses, were as follows (in thousands):
Cash, Cash Equivalents, Short-term Investments and Restricted Cash

				Balance Sheet Classification
	Amortized Cost	Gross Unrealized Losses	Fair Value	Cash and cash Equivalents	Short-term Investments	Restricted Cash
March 31, 2016:
Cash	$1,029	$—	$1,029	$1,029	$—	$—
Money market funds	17,573	—	17,573	11,475	—	6,098
Corporate equity securities	—	—	—	—	—	—
	$18,602	$—	$18,602	$12,504	$—	$6,098
December 31, 2015:
Cash	$1,408	$—	$1,408	$1,408	$—	$—
Money market funds	25,080	—	25,080	18,967	—	6,113
Corporate equity securities	1,572	(71)	1,501	—	1,501	—
	$28,060	$(71)	$27,989	$20,375	$1,501	$6,113
Fair Value Measurements
The fair value hierarchy of the Company’s assets that are measured at fair value, by level, is as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant other Observable Inputs (Level 2 Inputs)	Unobservable Inputs (Level 3 Inputs)	Total
March 31, 2016:
Money market funds	$17,573	$—	$—	$17,573
Corporate equity securities	—	—	—	—
	$17,573	$—	$—	$17,573
December 31, 2015:
Money market funds	$25,080	$—	$—	$25,080
Corporate equity securities	1,501			1,501
	$26,581	$—	$—	$26,581
Investment instruments valued using Level 1 inputs include the Company’s money market securities and certain of the corporate equity securities which were obtained by the Company as part of the Luna litigation settlement. In the first quarter of 2016, the Company sold its investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of its short-term debt with White Oak.
The Company periodically assesses whether significant facts and circumstances have arisen to indicate that an impairment, which is other than temporary, of the fair value of any underlying investment has occurred.
There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended March 31, 2016.
Warrant Liability
In connection with the issuance of Series A convertible preferred stock on March 11, 2015, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the date of issuance, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. The Series E Warrants were not exercisable until receipt of stockholder approval to among other things increase the number of authorized shares of common stock of the Company. The proposal relating to such approval was presented and received the stockholder approval at the 2015 Annual Meeting of Stockholders of the Company held on May 12, 2015 (the “Requisite Stockholder Approval”). As a result of the contingency which was deemed outside the Company’s control, such Series E Warrants did not originally meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance of $14.8 million. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the warrants. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The change in fair value of $1.7 million and $3.0 million was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2015 and the year ended December 31, 2015, respectively.
Upon receipt of Requisite Stockholder Approval, all criteria for the Series E Warrants to be classified as equity were met. Using the BSM model with an exercise price of $9.75 per share for the Series E Warrants, the Company revalued the warrants and reclassified the warrant liability of $17.8 million, representing the fair value of the Company’s warrant liability as of the Requisite Stockholder Approval date, to additional paid-in capital. See Note 10 for further information regarding the Company’s 2015 private placement of Series A convertible preferred stock and Series E Warrants. All of the Series E Warrants are currently issued and outstanding as of March 31, 2016.
Short-term Debt
The fair value of the Company’s short-term debt was estimated to be $35.7 million as of March 31, 2016 based on an internal valuation model that utilized the then-current rates available to the Company for debt of a similar term and remaining maturity, which constitutes Level 2 inputs under the fair value hierarchy. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. See Note 8 for further information regarding the Company’s short-term debt.
4. Balance Sheet Components
Inventories (in thousands)

	March 31, 2016	December 31, 2015
Raw materials	$3,662	$2,613
Work in process	3,354	3,575
Finished goods	2,587	2,471
Total Inventories	$9,603	$8,659
Property and equipment, net (in thousands)

	March 31, 2016	December 31, 2015
Furniture and leasehold improvements	$11,329	$11,329
Laboratory equipment	12,466	12,158
Computer equipment and software	2,955	2,956
	26,750	26,443
Less: Accumulated depreciation and amortization	(24,351)	(24,118)
Property and equipment, net	$2,399	$2,325
Accrued liabilities (in thousands)

	March 31, 2016	December 31, 2015
Accrued salaries, commission, bonus and benefits	$1,242	$1,094
Accrued restructuring	921	1,581
Accrued legal and other professional fees	645	228
Tax accruals	359	333
Accrued royalties	278	330
Clinical related accruals	178	60
Other accrued expenses	388	487
Accrued liabilities	$4,011	$4,113
5. Agreements with Intuitive Surgical, Inc.
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

The Company has minimum royalty obligations of $0.2 million per year under the terms of its cross license agreement with Intuitive. For the three months ended March 31, 2016 and 2015, the Company incurred zero and $0.1 million, respectively, related to the royalty obligations to Intuitive.
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
Under the terms of the Amended Agreements, the Company continues to have no minimum obligation with Philips, and the royalty obligation is based on per unit sales of the Magellan Systems and vascular catheters. For the three months ended March 31, 2016 and 2015, the Company incurred immaterial and $0.6 million, respectively, of cost related to the royalty obligations to Philips.
7. Commitments and Contingencies
Operating Lease and Rental Commitments
The Company leases its office and laboratory facilities in Mountain View, California under an operating lease which originally was scheduled to expire in January 2020, with an option to extend the lease for another five years. On December 15, 2015, the Company entered into a Lease Termination Agreement with its landlord for the termination of the Company's existing lease in Mountain View, California (the "Lease Termination"). The Lease Termination is to become effective not earlier than June 1, 2016 but no later than August 31, 2016. Upon the effective date of the Lease Termination, the Company will be released from all of its obligations under the existing lease, except for certain expenses and indemnification obligations as set forth in the Lease Termination. Concurrently, the Company entered into a lease agreement with LBA Realty Fund11-WBP VII, Inc. to rent 32,552 square feet of office and manufacturing space located in San Jose, California with a commencement date of June 1, 2016 but no later than August 1, 2016, and expiring in February 2027.
The Company also rents office space in London, England under an office rental agreement that ends in April 2016.
As of March 31, 2016, future minimum payments under the lease and rental are as follows (in thousands):

Years Ending December 31,	Future Minimum Lease Payments
2016 (remainder of year)	$1,153
2017	297
2018	610
2019	628
2020	647
Thereafter	4,443
Total	$7,778
Rent expense on a straight-line basis was $0.6 million for both the three months ended March 31, 2016 and 2015.
Other Royalty Obligations

The Company has minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. (“Mitsubishi”), which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. The Company incurred costs in the amount of $100,000 and $35,000, respectively, related to the royalty obligations to Mitsubishi for the three months ended March 31, 2016 and 2015.
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
Legal Proceedings
From time to time, the Company is involved in litigation that it believes is of the type common to companies engaged in its line of business, including commercial disputes and employment issues. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Company was not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business.
Between April 25, 2016 and May 6, 2016, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara (the “California Court”) against the Company, its directors, Auris, and Sub in connection with the proposed Merger.  The lawsuits are captioned Joseph Liu v. Hansen Medical, Inc., et al., 16CV294288 (April 25, 2016), Dawn Stevens-Juhl v. Hansen Medical, Inc., et al., 16CV294354 (April 26, 2016), Howard Huggins v. Hansen Medical, Inc., et al., 16CV294552 (May 2, 2016) and David Simonson v. Cary G. Vance, et al., 16CV294862 (May 6, 2016) (naming the Company’s directors, Auris, and Sub as defendants). On May 12, 2016, the plaintiff in the Stevens-Juhl action requested that the California Court dismiss her complaint without prejudice. The California Court has not yet acted on that request.
These lawsuits each allege that the Company’s directors breached their fiduciary duties to Company stockholders by, among other things, seeking to sell the Company through an allegedly unfair process, for an unfair price, and on unfair terms.  The lawsuits also allege that Auris and Sub aided and abetted those alleged breaches of fiduciary duties.  The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.  The Liu and Simonson actions additionally seek an order directing the Company’s directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders and the imposition of a constructive trust, in favor of the plaintiff and the class, upon any benefits improperly received by defendants as a result of their alleged wrongdoing.  The Stevens-Juhl and Huggins actions additionally seek an accounting for any damages suffered by the plaintiff and the class as a result of the defendants’ alleged wrongdoing.
On May 10, 2016 a putative class action was filed in the Court of Chancery of the State of Delaware against the Company, its directors, twelve entities that are Company stockholders along with two individuals that allegedly control some of those entities (the “Stockholder Defendants”), Auris, and Sub. The lawsuit is captioned Windward Venture Partners, LP v. Hansen Medical, Inc., et al., Civil Action No. 12316 (the “Delaware Action”). The Delaware Action alleges that the Company’s directors breached their fiduciary duties to Company stockholders by, among other things, seeking to sell the Company through an allegedly unfair process, for an unfair price, and on unfair terms.  The lawsuit also alleges that the Stockholder Defendants were controlling stockholders of the Company and breached fiduciary duties they owed to the Company’s other stockholders by, among other things, causing the Company to engage in an unfair transaction to the benefit of the Stockholder Defendants. Auris and Sub are alleged to have aided and abetted these breaches of fiduciary duties. The Delaware Action seeks equitable relief that would enjoin the consummation of the proposed Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, an accounting for any damages suffered by the plaintiff and the class as a result of the defendants’ alleged wrongdoing, and attorneys’ fees and costs.

The Company and its directors believe that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.
8. Short-term Debt
White Oak Loan
In July 2013, the Company executed a loan and security agreement with White Oak, as a lender and agent for several lenders. On August 23, 2013, the loan agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, the Company incurred costs of approximately $1.5 million including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million which in aggregate are accounted for as a discount and amortized to interest expense over the life of the loan. Under the loan and security agreement, the Company is obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. The Company may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of the Company’s assets as described in the loan and security agreement. The Company recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended March 31, 2016 and 2015.
The loan is collateralized by substantially all of the Company’s assets then owned or thereafter acquired, other than its intellectual property, and all proceeds and products thereof. Two of the Company’s wholly-owned subsidiaries, AorTx, Inc. and Hansen Medical International, Inc., have entered into agreements to guarantee the Company’s obligations under the loan and security agreement and have granted first priority security interests in their assets, excluding any of their intellectual property, to secure their guarantee obligations. Under the loan and security agreement, neither the Company nor AorTx, Inc. and Hansen Medical International, Inc. may grant a lien on any intellectual property to third parties. The Company additionally pledged to the lenders shares of each of its direct and indirect subsidiaries as collateral for the loan. Pursuant to the loan and security agreement, the Company is subject to certain affirmative and negative covenants and also to minimum liquidity requirements which require the Company to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, the Company is required to obtain an audit opinion from its independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. The loan also limits the Company’s ability to (a) undergo certain change of control events; (b) convey, sell, lease, transfer, assign or otherwise dispose of any of its assets; (c) create, incur, assume, or be liable with respect to certain indebtedness, not including, among other items, subordinated debt; (d) grant liens; (e) pay dividends and make certain other restricted payments; (f) make certain investments; (g) make payments on any subordinated debt; or (h) enter into transactions with any of its affiliates outside of the ordinary course of business, or permit its subsidiaries to do the same. The Company is also required to make mandatory prepayments upon certain events of loss and certain dispositions of its assets described in the loan and security agreement. In the event the Company were to violate any covenants or if White Oak has reason to believe that the Company has violated any covenants, including a significant adverse event clause, and such violations are not cured pursuant to the terms of the loan and security agreement, the Company would be in default under the loan and security agreement, which would entitle lenders to exercise their remedies, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the loan and security agreement. As of March 31, 2016, the Company was not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, the Company entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, the Company made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from the Company’s restricted account. In the first quarter of 2016, the Company sold its investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of its short-term debt with White Oak. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was classified as a short-term liability.

Future minimum payments due on the debt as of March 31, 2016 are as follows (in thousands):

Years Ending December 31,
Total remaining payments	43,277
Less: Amount representing interest	(9,047)
Less: Debt discount	(406)
33,824
Less: Current portion of long-term debt	(33,824)
Long-term debt, net of current portion	$—

9.    Restructuring
In November 2015, the Company initiated a cost-saving restructuring plan in order to align its headcount to reduce operating expenses, consolidate its back-office operations by closing its office in the United Kingdom and relocating its headquarter. This restructuring plan would impact approximately 35 full-time positions in its Mountain View, California office and 9 full-time employees in its international offices. The Company recorded restructuring charges of approximately $1.7 million consisting of employee severance and termination benefits, operating lease cancellation fees and expenses related to closing down its United Kingdom office. The Company recorded employee severance costs provided under an ongoing benefit arrangement once they are both probable and estimable in accordance with the provisions of ASC 712. The Company accounted for lease cancellation fees and closing down its United Kingdom office in accordance with ASC 420. Under ASC 420, the Company established a liability for a cost associated with an exit or disposal activity, when the liability was incurred, rather than at the date that the Company committed to an exit plan. The Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts its remaining estimated liabilities, if necessary.
The Company paid $0.5 million of broker commission to the third party who assisted the Company to negotiate an early termination of its office in Mountain View, California in the first quarter of 2016. The Company recorded $0.2 million as exit costs related to the closing off its office in the United Kingdom. The Company has classified approximately $1.5 million of these charges as restructuring expense and $188,000 as a component of cost of sales. The Company has completed phase one of its restructuring activities in the fourth quarter of 2015 and expects to complete phase 2 by the end of 2016.
The table below presents the restructuring activities for the quarter ended March 31, 2016 (in thousands):

	Employee Severance and Termination Benefits	Operating Lease Cancellation	Exit Cost	Total
Accrued restructuring balance as of January 1, 2016	$881	$500	$200	$1,581
Additional accruals	—	—	—	—
Cash payments	(79)	(500)	(81)	(660)
Accrued restructuring balance as of March 31, 2016	$802	$—	$119	$921

10. Convertible Preferred Stock, Common Stock and Warrants
2015 Private Placement of Redeemable Convertible Preferred Stock and Warrants
On March 11, 2015, the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell an aggregate of 53,846 shares of Series A convertible preferred stock at a per share price of $650. After receipt of Requisite Stockholder Approval on May 12, 2015, the Series A convertible preferred stock converted into 5,509,492 shares of common stock. The conversion ratio was equal to the number obtained by dividing (i) the sum of $650 and the amount of any accrued but unpaid dividends by (ii) $0.65. The amount of accrued but unpaid dividends included as part of the conversion calculation included an initial rate of 2% (the “first period dividend”) plus an increase of 2% in the second quarter of 2015 (the “second period dividend”) based on the number of days the Series A convertible preferred stock remained outstanding. As a result of the Requisite Stockholder Approval, the first period dividend and second period dividend were the only dividends included in the conversion calculation. On the date of the issuance, the allocated fair value of the common stock was greater than the proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. Upon conversion of the preferred stock during the second quarter of 2015, the Company recorded a deemed dividend charge of $35.5 million for the accretion of a discount on the Series A convertible preferred stock resulting from an allocation of a portion of the proceeds to the warrants and a beneficial conversion feature embedded within the Series A convertible preferred stock, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A convertible preferred stock exceeded the proceeds from such issuance, and a cumulative Series A convertible preferred stock dividend of $0.8 million. The deemed dividend and cumulative dividend were non-cash transactions during the second quarter of 2015 and reflected below net loss to arrive at net loss allocable to common stockholders.
As part of the Purchase Agreement, the Company also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. On the issuance date, the exercise price for the Series E Warrants was the lesser of $9.75 per share or a 50% premium on the per share trailing volume-weighted average share price of the common stock on NASDAQ for the ten trading days ending on dates specified in the form of Series E Warrants filed with the SEC. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside the Company’s control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. As such, the Company classified the Series E Warrants as current liabilities at fair value upon issuance. The Series E Warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as warrant expense, a component of other income (expense) reflected within the statement of operations. The Company used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of the Company’s periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was $14.8 million upon issuance. Once the Requisite Stockholder Approval was obtained on May 12, 2015, there was sufficient authorized shares underlying the warrants and the exercise price was fixed at $9.75 per share such that the variable number of shares that could be issued became fixed. As a result, all criteria for classification of the Series E Warrants as equity were met. The Company reclassified the warrant liability amounting to $17.8 million to additional paid-in capital, which equals to the fair value of the Company’s warrant liability on May 12, 2015. The change in fair value of $1.7 million and $3.0 million was recorded on the condensed consolidated statements of operations for the three months ended March 31, 2015 and the year ended December 31, 2015, respectively.
The Company had incurred and capitalized approximately $0.5 million of costs associated with this offering, which were recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets.
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
As a result of a change in the terms and conditions of the Series B and C Warrants, the transaction was treated as a modification of the original award using the accounting guidance in ASC 718-20-35-3. This guidance implies that the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price, Black-Scholes options pricing model and other pertinent factors at that date. These variables include the Company’s expected stock price volatility over the term of the award, expected term, risk-free interest rate and expected dividend rate. The Company recorded $2.9 million warrant exchange charge in the consolidated statement of operations during the year ended December 31, 2014 based upon the difference between the fair value of the Series B and C Warrants immediately prior to the exchange and the fair value of the newly issued Series B/C Exchange Warrants and Series D Warrants.
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
Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$95	$47
Research and development	117	147
Selling, general and administrative	201	416
Total	$413	$610
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

No stock options were granted under the 2006 Equity Incentive Plan for the three months ended March 31, 2016 and 2015.
The estimated fair values of the shares issued under the Company’s Employee Stock Purchase Plan were calculated using the following weighted average assumptions:

Employee Stock Purchase Plan:	Three Months Ended March 31,
	2016	2015
Expected volatility	98%	75%
Risk-free interest rate	0.42%	0.08%
Expected term (in years)	0.5	0.5
Expected dividend rate	—%	—%
Stock Option and Equity Incentive Plans
The following table summarizes the option activity for the three month period ended March 31, 2016

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2015	790	$14.08	7.4	$—
Options granted	—	$—		$—
Options exercised	—	$—		$—
Options cancelled	(90)	$14.92		$—
Balance at March 31, 2016	700	$13.97	7.3	$—
Exercisable as of March 31, 2016	357	$18.47	6.2	$—
Exercisable as of March 31, 2016 and expected to vest thereafter (1)	587	$14.47	7.1	$—

(1) Options expected to vest reflect an estimated forfeiture rate
The total fair value of options that vested in the three months ended March 31, 2016 and 2015 was $0.2 million and $0.4 million, respectively.
As of March 31, 2016, total unamortized stock-based compensation related to unvested stock options was $1.1 million, with a weighted-average remaining recognition period of 2.10 years.
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted closing market price of the Company’s common stock on the exercise date. The total intrinsic value of stock options exercised in the three months ended March 31, 2016 and 2015 was $0 and immaterial, respectively.
Restricted stock unit activity for three month period ended March 31, 2016 is as follows:

	Restricted Stock Units Outstanding	Weighted- Average Fair Value When Awarded
	(In thousands)
Balance at December 31, 2015	485	$9.57
Awarded	845	$3.24
Vested	(95)	$9.29
Cancelled	(208)	$9.29
Balance at March 31, 2016	1,027	$4.46

The fair value of restricted stock units is the quoted market price of the Company’s common stock as of the close of the grant date. The total fair value of shares vested pursuant to restricted stock units in the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. As of March 31, 2016, total unamortized stock-based compensation related to unvested restricted stock units was $2.3 million, with a weighted-average remaining recognition period of 1.92 years.
For the three months ended March 31, 2016, the Company has granted 272,775 PSUs to executives and employees in-lieu of cash bonuses with vesting based on the Company’s 2016 corporate goals and department goals over the vesting period of 1 year. Each PSU represents the right to receive one share of the Company’s common stock upon the vesting of such PSU, and is subject to the terms of the Company’s 2006 Equity Incentive Plan. Any PSUs not vesting on a vesting date due to the Company’s corporate goals and department goals for the fiscal year 2016 not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $1.0 million. For PSUs, the Company recognizes stock-based compensation expense based on the probable outcome that the performance condition will be achieved. For the three months ended March 31, 2016, the Company recognized stock-based compensation related to PSUs of $80,000.
As of March 31, 2016, 139,159 shares of common stock were available for grant under the 2006 Equity Incentive Plan.
12. Income Taxes
The Company’s tax provision for the three months ended March 31, 2016 and 2015 was $8,000 and $9,000, respectively, which relates to foreign taxes. The Company currently has uncertain tax positions in the amount of $2.1 million, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
13. Net Loss Per Share
The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted shares, the Company applies the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, Employee Stock Purchase Plan shares and warrants.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,672)	$(11,933)
Cumulative dividend on Series A convertible preferred stock	—	(156)
Net loss attributable to common stockholders	$(9,672)	$(12,089)
Weighted average shares used to compute basic and diluted net loss per share	18,947	13,328
Basic and diluted net loss per share	$(0.51)	$(0.91)
The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per common share due to the anti-dilutive affect they would have for each period presented (in thousands):

	March 31,
	2016	2015
Stock options outstanding	700	848
Unvested restricted stock units	1,027	284
Estimated shares issuable under the employee stock purchase plan	6	41
Warrants	6,079	6,312

14. Accumulated Other Comprehensive Income (Loss)
The component of accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Unrealized Gain (Losses) on Securities	Foreign Currency Translation Gain (Losses)	Total
Three Months Ended March 31, 2016:
Beginning balance	$(72)	$(138)	$(210)
Net current-period other comprehensive gain	72	16	88
Ending balance	$—	$(122)	$(122)
Three Months Ended March 31, 2015:
Beginning balance	$392	$(87)	$305
Net current-period other comprehensive loss	(102)	(64)	(166)
Ending balance	$290	$(151)	$139

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
The Company’s medical robotics systems are developed and marketed to a broad base of hospitals and distributors in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Information regarding total revenue is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$1,593	$1,962
International	1,449	3,832
Total	$3,042	$5,794
Revenues are attributed to countries based on the location of the customer. Revenues in the United States and Belgium each accounted for 10% or more of total revenues for the three months ended March 31, 2016 at 52% and 14%, respectively. Revenues in the United States, China, Saudi Arabia and Italy each accounted for 10% or more of total revenues for the three months ended March 31, 2015 at 34%, 22%, 14% and 10%, respectively.
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

We develop, manufacture and sell a new generation of medical robotics designed for accurate positioning, manipulation and stable control of catheters and catheter-based technologies. Our Sensei System is designed to allow physicians to instinctively navigate flexible catheters with solid stability and control in electrophysiology procedures. Our Magellan System is designed to allow physicians to instinctively navigate flexible catheters in the vasculature. We believe our systems and the corresponding disposable catheters will enable physicians to perform procedures that historically have been too difficult or time-consuming to accomplish routinely with manually-controlled, hand-held catheters and catheter-based technologies, or that we believe could be accomplished only by the most skilled physicians. We believe that our systems have the potential to benefit patients, physicians, hospitals and third-party payors by improving outcomes and permitting complex procedures to be performed interventionally.
We market our products in the United States primarily through a direct sales force of regional sales employees, supported by clinical account managers who provide training, clinical support and other services to our customers. Outside the United States, we use a combination of a direct sales force and distributors to market, sell and support our products.
Physicians performed approximately 800 procedures in the first quarter of 2016, compared to 891 procedures over the same period in the prior year. Physicians performed 116 vascular-related procedures in the first quarter of 2016 compared to 115 vascular-related procedures for the same period in the prior year.
In July 2015, we received FDA clearance to market our Magellan 10Fr Robotic Catheter in the U.S. We previously received CE Mark clearance for our Magellan 10Fr Robotic Catheter in April 2015.
From inception to March 31, 2016, we have incurred losses totaling approximately $463.6 million and have not generated positive cash flows from operations. We expect such losses to continue through at least the year ended December 31, 2016 as we continue to commercialize our technologies and develop new applications and products. We have financed our operations primarily through the sale of public and private equity securities, the issuance of debt, partnering and the licensing of intellectual property.
On April 20, 2016, we, Auris Surgical Robotics, Inc. ("Parent"), and Pineco Acquisition Corp., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the "Effective Time"), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by us as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $4.00 in cash, without interest (the "Merger Consideration"). The completion of the merger is subject to normal closing and other conditions and is expected during the third quarter of 2016.

Additionally, concurrently with entering into the Merger Agreement, certain our stockholders owning approximately 64.6% of the outstanding shares of our common stock, including Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities and an affiliated entity of Lawrence T. Kennedy, Jr. (the "Rollover Stockholders"), executed and delivered a stock purchase agreement with Parent whereby each Rollover Stockholder has unconditionally agreed to acquire shares of preferred stock of Parent immediately following the Effective Time on the terms set forth therein, in exchange for an investment of approximately $49 million (representing the aggregate amount of consideration payable to the Rollover Stockholders in the Merger).
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
Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission. There have been no significant changes to those policies during the three months ended March 31, 2016.

Results of Operations
Comparison of the quarter ended March 31, 2016 to the quarter ended March 31, 2015:
Revenues
Our product revenues primarily consist of sales of Magellan Systems and Sensei Systems, the Magellan Transport System, catheters and other disposables. Our service revenue primarily consists of system service under maintenance plans and customer training, which are typically entered into at the time systems are sold. These maintenance service contracts have been generally renewed at the end of the service period, which is typically one year.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Product	$1,633	$4,474	$(2,841)	(64)%
Service	1,409	1,320	89	7%
Total revenues	$3,042	$5,794	$(2,752)	(47)%
We generated total revenues of $3.0 million in the three months ended March 31, 2016, a decrease of $2.8 million compared to $5.8 million in the three months ended March 31, 2015. We did not recognize revenue for any Systems in the first quarter of 2016 compared to five Magellan Systems in the first quarter of 2015. We sold 870 catheters in the three months ended March 31, 2016, an increase of 4% compared to 837 catheters sold in the three months ended March 31, 2015.
Service revenue in the first quarter of 2016 slightly increased compared to the same period in 2015 primarily due to higher revenue recognized from install base renewals.
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

(Dollars in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Product	$1,299	$3,896	$(2,597)	(67)%
Service	777	742	35	5%
Total cost of revenues	$2,076	$4,638	$(2,562)	(55)%
As a percentage of revenues	68%	80%
Gross profit	$966	$1,156	$(190)	(16)%
As a percentage of revenues	32%	20%
Gross profit for the first quarter of 2016 was $1.0 million or 32% of revenues, compared to $1.2 million or 20% of revenues in the first quarter of 2015. The increase in gross profit as a percentage of revenues was primarily due to lower standard cost and lower royalty expense due to no system recognized as revenue in the first quarter of 2016 compared to five Magellan Systems recognized as revenue in the first quarter of 2015.
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

(Dollars in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Research and development	$3,050	$3,435	$(385)	(11)%
Research and development expenses in the first quarter of 2016 were lower compared to the first quarter of 2015 primarily due to a $0.3 million decrease in overall employee compensation and related costs due to lower headcount, a $0.4 million decrease in expenses associated with prototype materials due to delayed R&D projects and a decrease in consulting costs. We are committed to further expand and grow the utility of our robotic platforms and expect to continue to make substantial investments in research and development.
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

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Selling, general and administrative	$5,865	$6,702	$(837)	(12)%
Selling, general and administrative expenses decreased by $0.8 million in the first quarter of 2016 compared to the first quarter of 2015 due to an overall reduction in corporate cost initiatives as we continue to reduce our operating expenses. The decrease was primarily due to a $1.2 million decrease in overall employee compensation and related costs due to lower headcount, a $0.7 million decrease in consulting costs, advertising and travel expenses, partially offset by an increase of $1.4 million in legal and acquisition expenses related to our plan merger with Auris.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Change in fair value of warrant liability	$—	$1,676	$(1,676)	(100)%
On March 11, 2015, we raised $35 million in gross proceeds from the sale of 53,846 shares of convertible preferred stock at a per share price of $650. In connection with the issuance of Series A convertible preferred stock on March 11, 2015, we also issued Series E Warrants to the participating investors to purchase an aggregate of 5,384,600 shares of common stock with an exercise period of two years from the date of issuance. However, certain of the Series E Warrants could not be exercised until the Requisite Stockholder Approval was obtained. As a result of this contingency which was deemed outside our control as well as the variable number of underlying shares due to the floating exercise price, such Series E Warrants did not meet the criteria for classification as equity under ASC 815. We used a third party valuation that utilized the Monte Carlo simulation model to estimate the fair value of the Series A convertible preferred stock and Series E Warrants. The valuation used a simulation of our periodic stock price, expected volatility of the price, adjusted for conversion price, and the remaining contractual term of the Series E Warrants. The fair value of the Series E Warrants was determined at $14.8 million upon issuance and we classified the Series E Warrants as current liabilities. We recorded a warrant expense of $1.7 million for the three months ended March 31, 2015, which resulted from incremental fair value charges for a warrant exchange transaction. There was no such transaction during the three months ended March 31, 2016.
Interest and Other Expense, net

(Dollars in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Interest and other expense, net	$1,715	$1,267	$448	35%
Interest and other expense, net primarily represent interest expense on our outstanding loan with White Oak Global Advisors, LLC (“White Oak”). Interest and other expense, net for the first quarter of 2016 was higher compared to the first quarter of 2015 primarily due to $0.4 million of realized loss from the sale of investment in Luna Innovations, Inc. in March 2016.
Income Tax Expense

(Dollars in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Income tax expense	$8	$9	$(1)	(11)%
Income tax expense for the first quarter of 2016 and 2015 primarily represents taxes in foreign jurisdictions.
Liquidity and Capital Resources
Historical Financing Activities
We have incurred significant losses since our inception in September 2002 and, as of March 31, 2016, we had an accumulated deficit of $463.6 million. We have financed our operations to date principally through the sale of capital stock, exercise of warrants, debt financing and the sale of our products and, beginning in 2009, through partnering and licensing of intellectual property. In November 2011, we sold approximately 478,500 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In October 2012, we sold 529,101 shares of our common stock, resulting in approximately $10.0 million of net proceeds. In July 2013, we sold 2,845,528 shares of our common stock, resulting in approximately $37.2 million of net proceeds. Between August 2013 and August 2014, we issued warrants exercisable for up to 4,043,236 shares of our common stock and through December 31, 2015, a total of 3,182,446 warrants have been exercised, resulting in gross proceeds of approximately $37.1 million. In March 2015, we sold 53,846 shares of Series A convertible preferred stock, all of which were converted into 5,509,492 shares of common stock on May 12, 2015, resulting in approximately $35.0 million of proceeds. In connection with the March 2015 financing, we issued Series E Warrants to purchase an aggregate of 5,384,600 shares, all of which remain outstanding as of September 30, 2015 at an exercise price of $9.75 per share.
White Oak Loan
In July 2013, we executed a loan and security agreement with White Oak as a lender and agent for several lenders. On August 23, 2013, the loan and security agreement was amended and restated and the loan was funded. The amended loan and security agreement provides for term loan debt financing of $33.0 million with a single principal balloon payment due at maturity on December 30, 2017. Cash interest accrues at an 11.0% per annum rate and is payable quarterly. Additionally, a 3.0% per annum payment-in-kind accrues quarterly and is accretive to the principal amount owed under the agreement. Substantially all of the proceeds from the loan were used to fully repay and extinguish previous indebtedness. In connection with the loan, we incurred costs of approximately $1.5 million, including payments to the lender agent totaling $0.7 million and the placement agent totaling $0.3 million, which in aggregate are accounted for as debt issuance costs and amortized to interest expense over the life of the loan. Under the loan and security agreement, we are obligated to pay White Oak certain servicing, administration and monitoring fees of $32,000 annually. We may prepay all or a portion of the outstanding principal balance, subject to paying a prepayment fee of 3.5% of the principal amount of the loan prepaid if the prepayment is made on or before the third anniversary of the funding of the loan or 1.0% of the principal amount of the loan prepaid if the prepayment is made after the third anniversary and on or before the fourth anniversary of the funding of the loan. We are also required to make mandatory prepayments upon certain events of loss and certain dispositions of our assets as described in the loan and security agreement. We recognized expense of $0.1 million for the amortization of debt issuance costs related to the White Oak loan for each of the three months ended March 31, 2016 and 2015.
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
As of March 31, 2016, we were not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. In the first quarter of 2016, we sold our investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of our short-term debt with White Oak. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was reclassified as a short-term liability.
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
Sources and Uses of Cash
Cash flow activity in the first three months of 2016 and 2015, respectively, is summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash used in operating activities	$(7,878)	$(7,924)
Cash provided by (used in) investing activities	1,215	(33)
Cash provided by (used in) financing activities	(1,224)	34,893
Operating Activities
Net cash used in operating activities in the first quarter of 2016 of $7.9 million primarily reflects the net loss of $9.7 million, exclusive of $1.3 million non-cash charges, primarily in the form of depreciation and amortization, stock-based compensation, payment-in-kind interest on loan and amortization of deferred financing cost and discount on debt. The net loss adjusted for non-cash charges was decreased by a $0.5 million change in operating assets and liabilities, primarily by a $1.9 million decrease in accounts receivable resulting from customer collections, a $0.3 million increase in accounts payable, partially offset by $1.3 million increase in inventory due to raw materials purchased to meet anticipated sales volume for Magellan Systems and $0.9 million decrease in deferred revenue.

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
Investing Activities

Net cash provided by investing activities during the first quarter of 2016 primarily relates to proceeds from the sale of our short-term investment in Luna Innovations, Inc. Net cash used in investing activities during the first quarter of 2015 primarily relates to purchases of equipment.
Financing Activities
Net cash used in financing activities during the first quarter of 2016 primarily relates to payment of a portion of our short-term debt with White Oak and withholding taxes paid on vested restricted stock units. Net cash provided by financing activities during the first quarter of 2015 primarily relates to $35.0 million proceeds from sale of convertible Series A preferred stock, offset by $0.1 million payment for stock issuance costs.
Future Capital Requirements
We recognized our first revenues in 2007 and we have not achieved profitability or generated net income to date. We have experienced significant fluctuations in quarterly shipments and revenues and, beginning in the fourth quarter of 2008, we saw many potential customers lengthen their sales cycles and postpone purchase decisions.
We have incurred cumulative net losses of approximately $463.6 million and negative working capital of $16.3 million as of March 31, 2016. We expect such losses to continue through at least the year ending December 31, 2016 as we continue to commercialize our products, maintain and develop the infrastructure required to manufacture and sell our products, pursue additional applications for our technology platform, and develop new products. As of March 31, 2016, our cash, cash equivalents and restricted cash balances were $18.6 million. We incurred a net loss of $9.7 million and negative cash flows from operations of $7.9 million for the first quarter of 2016. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangements with White Oak which require us to maintain $15.0 million in liquidity at all times, consisting of at least $13.0 million in cash, cash equivalents and investments, and the lesser of $2.0 million or 65% of eligible accounts receivable. In addition, $5.0 million investment in Certificate of Deposit along with investments in Luna Innovations, Inc., is required to be restricted subject to lenders’ control. Additionally, we are required to obtain required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about the Company’s ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of March 31, 2016, we were not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. In the first quarter of 2016, we sold our investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of our short-term debt with White Oak. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was reclassified as a short-term liability.
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
On April 20, 2016, we, Auris Surgical Robotics, Inc. ("Parent"), and Pineco Acquisition Corp., a wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger (the "Effective Time"), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Parent or any of its subsidiaries, shares held by us as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $4.00 in cash, without interest (the "Merger Consideration"). The completion of the merger is subject to normal closing and other conditions and is expected during the third quarter of 2016.

Additionally, concurrently with entering into the Merger Agreement, certain our stockholders owning approximately 64.6% of the outstanding shares of our common stock, including Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities and an affiliated entity of Lawrence T. Kennedy, Jr. (the "Rollover Stockholders"), executed and delivered a stock purchase agreement with Parent whereby each Rollover Stockholder has unconditionally agreed to acquire shares of preferred stock of Parent immediately following the Effective Time on the terms set forth therein, in exchange for an investment of approximately $49 million (representing the aggregate amount of consideration payable to the Rollover Stockholders in the Merger).
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	Thereafter
Operating lease and rental	$7,778	$1,153	$907	$1,275	$4,443
Debt, including interest	43,277	43,277	—	—	—
Total	$51,055	$44,430	$907	$1,275	$4,443
The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate principally to the lease for our corporate headquarters in Mountain View, California which will terminate in August 2016 and the new lease in San Jose, California for the period of August 2016 to February 2027. Future debt payments relate to principal and interest payments related to the $33.8 million we have borrowed under our loan agreement with White Oak as of March 31, 2016.
Additionally, we have minimum royalty obligations of $100,000 per year under a license agreement with Mitsubishi Electric Research Laboratories, Inc. which reduces to $55,000 per year if the license becomes non-exclusive. The royalty obligation expires in 2018. We also have minimum royalty obligations of $200,000 per year under the terms of our cross license agreement with Intuitive Surgical. We also have royalty obligations under the amended joint development agreement with Philips which provides for the payment of royalties to Philips through October 2017. As of March 31, 2016, we had $2.1 million in uncertain tax positions. If it is determined in some future period that these amounts are not allowed to be deducted for tax purposes and if we do not have credits or carryforwards to cover these amounts, they could result in payments by us to taxing authorities.
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
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2016, the fair value of our cash, cash equivalents and restricted cash was approximately $18.6 million, all of which will mature in one year or less. A hypothetical 100 basis point change in interest rates would not result in a material decrease or increase in our interest income or in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
A portion of our operations consists of sales activities outside of the United States and, as such, we have foreign currency exposure to non-United States dollar revenues and accounts receivable. Currently, we sell our products mainly in United States dollars, Euros and Great Britain Pounds although we may in the future transact business in other currencies. Future fluctuations in the exchange rates of these currencies may impact our revenues. In the past, we have not hedged our exposures to foreign currencies or entered into any other derivative instruments and we have no current plans to do so. For the three months ended March 31, 2016 and 2015, sales denominated in foreign currencies were approximately 9% and 7%, respectively, of total revenue. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In connection with our decision to restate our financial statements for the quarter ended June 30, 2015 and September 30, 2015, our management have carried out a reevaluation, under the supervision of and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that based on our remediation result as discussed below, our disclosure controls and procedures were effective as of March 31, 2016.

Material Weaknesses

The design and operating effectiveness of our controls were inadequate to ensure that a complex financial instrument transaction was properly accounted for and reviewed as of December 31, 2015. Specifically, we failed to deduct a non-cash deemed dividend of $15.3 million upon the conversion of Series A convertible preferred stock in the calculation of net loss attributable to common stockholders for the purposes of determining basic and diluted net loss per common share for the three and six months ended June 30, 2015 and the nine months ended September 30, 2015, which lead to the restatement of our financial statements for the quarter ended June 30, 2015 and September 30, 2015,

Remediation Status

To remedy the material weakness, we have enhanced our procedures to provide additional management and third party oversight and review of our accounting activities over future complex financial instrument transactions. This includes the implementation of additional controls over the selection, monitoring and evaluation of results of third parties utilized to assist us with complex financing arrangements.  We believe that the design of the new controls implemented have remediated the material weakness. We have been unable to test the operating effectiveness of our newly implemented controls as of yet. However, we believe that the design of these new controls implemented in the first quarter of 2016 enable us to correctly account for a future complex financial instrument transaction. As such, we consider our material weakness to be remediated at the date of this report.

Changes in Internal Control Over Financial Reporting
Except as described above in our remediation status, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation including commercial disputes and employment issues. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may pursue litigation to assert our legal right, and such litigation may be costly and divert the efforts and attention of our management and technical personnel which could adversely affect our business.
On April 20, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Auris Surgical Robotics, Inc. (“Auris”) and Pineco Acquisition Corp. (“Sub”), a wholly owned subsidiary of Auris, providing for the merger of Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Auris (the “Merger”). Between April 25, 2016 and May 6, 2016, four putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara (the “California Court”) against us, our directors, Auris, and Sub in connection with the proposed Merger.  The lawsuits are captioned Joseph Liu v. Hansen Medical, Inc., et al., 16CV294288 (April 25, 2016), Dawn Stevens-Juhl v. Hansen Medical, Inc., et al., 16CV294354 (April 26, 2016), Howard Huggins v. Hansen Medical, Inc., et al., 16CV294552 (May 2, 2016) and David Simonson v. Cary G. Vance, et al., 16CV294862 (May 6, 2016) (naming our directors, Auris, and Sub as defendants). On May 12, 2016, the plaintiff in the Stevens-Juhl action requested that the California Court dismiss her complaint without prejudice. The California Court has not yet acted on that request.
These lawsuits each allege that our directors breached their fiduciary duties to our stockholders by, among other things, seeking to sell the Company through an allegedly unfair process, for an unfair price, and on unfair terms.  The lawsuits also allege that Auris and Sub aided and abetted those alleged breaches of fiduciary duties.  The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the proposed Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.  The Liu and Simonson actions additionally seek an order directing the our directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of our stockholders and the imposition of a constructive trust, in favor of the plaintiff and the class, upon any benefits improperly received by defendants as a result of their alleged wrongdoing.  The Stevens-Juhl and Huggins actions additionally seek an accounting for any damages suffered by the plaintiff and the class as a result of the defendants’ alleged wrongdoing.
On May 10, 2016 a putative class action was filed in the Court of Chancery of the State of Delaware against us, our directors, twelve entities that are Company stockholders along with two individuals that allegedly control some of those entities (the “Stockholder Defendants”), Auris, and Sub. The lawsuit is captioned Windward Venture Partners, LP v. Hansen Medical, Inc., et al., Civil Action No. 12316 (the “Delaware Action”). The Delaware Action alleges that our directors breached their fiduciary duties to our stockholders by, among other things, seeking to sell the Company through an allegedly unfair process, for an unfair price, and on unfair terms.  The lawsuit also alleges that the Stockholder Defendants were controlling stockholders of us and breached fiduciary duties they owed to our other stockholders by, among other things, causing us to engage in an unfair transaction to the benefit of the Stockholder Defendants. Auris and Sub are alleged to have aided and abetted these breaches of fiduciary duties. The Delaware Action seeks equitable relief that would enjoin the consummation of the proposed Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, an accounting for any damages suffered by the plaintiff and the class as a result of the defendants’ alleged wrongdoing, and attorneys’ fees and costs.
We and our directors believe that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.

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
We have experienced substantial net losses since our inception in late 2002 and expect such losses to continue through at least the year ending December 31, 2016 as we continue to commercialize our technologies and develop new applications and technologies. As of March 31, 2016, we had an accumulated deficit of $463.6 million. We have funded our operations to date principally from the sale of our securities, the issuance of debt and through partnering and the licensing of intellectual property. As of March 31, 2016, our cash, cash equivalents and restricted cash total was $ 18.6 million. We anticipate that our existing available capital resources as of March 31, 2016 and the estimated amounts received through the sale of our products and services will not be sufficient to meet our anticipated cash requirements for the next twelve months. We incurred an operating loss of $9.7 million and had negative cash flows from operations of $7.9 million for the first quarter of 2016. In addition, we are also subject to minimum liquidity requirements under our existing borrowing arrangement with White Oak Global Advisors, LLC ("White Oak") that requires us to maintain $15.0 million in liquidity, consisting of at least $13.0 million in cash, cash equivalents and investments, of which $5.0 million is required to be restricted subject to lenders’ control, and the lesser of $2.0 million or 65% of eligible accounts receivable. Additionally, we are required to obtain an audit opinion from our independent certified public accountants on the annual financial statements that does not include an explanatory uncertainty paragraph raising substantial doubt about its ability to continue as a going concern or any qualification or exception as to the scope of such audit. As of March 31, 2016, we were not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. In the first quarter of 2016, we sold our investment in the corporate equity securities and used the proceeds in the amount of $1.2 million to pay a portion of our short-term debt with White Oak. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was classified as a short-term liability.
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

On April 20, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Auris Surgical Robotics, Inc. (“Auris”) and Pineco Acquisition Corp. (“Sub”), a wholly owned subsidiary of Auris, providing for the merger of Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Auris (the “Merger”). Completion of the Merger remains subject to the satisfaction of various conditions, including the approval of the Company’s stockholders and customary closing conditions, many of which are outside of our control. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. In addition, if the Merger is not completed by October 20, 2016, subject to certain limitations, either the Company or Auris may choose not to proceed with the Merger.

Additionally, concurrently with entering into the Merger Agreement, certain our stockholders owning approximately 64.6% of the outstanding shares of our common stock, including Larry Feinberg and certain affiliated entities, Jack Schuler and certain affiliated entities and an affiliated entity of Lawrence T. Kennedy, Jr. (the "Rollover Stockholders"), executed and delivered a stock purchase agreement with Parent whereby each Rollover Stockholder has unconditionally agreed to acquire shares of preferred stock of Parent immediately following the Effective Time on the terms set forth therein, in exchange for an investment of approximately $49 million (representing the aggregate amount of consideration payable to the Rollover Stockholders in the Merger).

The pendency of our agreement to be acquired by Auris Surgical Robotics, Inc. or our failure to complete the merger or successfully integrate with Auris Surgical Robotics, Inc. could have an adverse effect on our business.
On April 20, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Auris Surgical Robotics, Inc. (“Auris”) and Pineco Acquisition Corp. (“Sub”), a wholly owned subsidiary of Auris, providing for the merger of Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Auris (the “Merger”). Completion of the Merger remains subject to the satisfaction of various conditions, including the approval of the Company’s stockholders and customary closing conditions, many of which are outside of our control. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. In addition, if the Merger is not completed by October 20, 2016, subject to certain limitations, either the Company or Auris may choose not to proceed with the Merger. The Merger gives rise to risks that include:

•	the inability to complete the Merger due to the failure to satisfy conditions to the completion of the Merger;

•
potential stockholder litigation and the costs thereto that could prevent or delay the Merger or otherwise negatively impact our business and operations, including in connection with the stockholder litigation that has already been filed against us in connection with the Merger Agreement (see “Part II. Other Information - Legal Proceedings” for more information);

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

If we are not successful in the commercialization of our Sensei System for uses other than for mapping in EP procedures in the United States or our continued efforts to scale the manufacturing, assembling, testing, marketing and selling of our Magellan System, we may never achieve sustained profitability and may be forced to cease operations.
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
As of March 31, 2016, we were not in compliance with certain covenants and events of default listed in Sections 6.1(c), 6.2(a)(i), 6.2(a)(iv), 6.10, 8.2(a) and 8.2(b) of the loan and security agreement with White Oak (the “Specified Events of Default”). On April 19, 2016, we entered into a Forbearance Agreement with White Oak (“Forbearance Agreement”) whereby White Oak granted forbearance of the Specified Events of Default until August 17, 2016 in exchange for a $150,000 non-refundable transaction fee. Pursuant to the Forbearance Agreement, on April 21, 2016, we made a prepayment to White Oak, with respect to our obligations under the loan and security agreement with White Oak, in the amount of $5.0 million from our restricted account. Additionally, the outstanding obligations under the White Oak loan will become due on or before August 17, 2016. As of March 31, 2016, the debt was classified as a short-term liability.
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

We have completed enrollment in the initial reportable cohort of the ongoing IDE clinical trial, are working closely with FDA and have submitted the initial shell (outline) of the PMA. It is possible that we may need to enroll additional patients in the clinical trial to meet the statistical requirements and as such we may be unable to complete the trial for the treatment of atrial fibrillation or other future trials, or we may experience significant delays in completing the clinical trials, which could prevent or delay regulatory approval of our Sensei System for expanded uses and impair our financial position.
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
We will consider our Sensei System to be effective if the trial for the treatment of atrial fibrillation meets target performance goals based upon the manual control of specified ablation catheters, but there is a risk that, even if we achieve our trial endpoints, the FDA may not approve our Sensei System for use in the treatment of atrial fibrillation. In addition, there is a risk that the FDA may require us to conduct a larger or longer clinical trial, submit additional follow-up data, or engage in other costly and time consuming activities that may delay the FDA’s clearance or approval of the Sensei System for use in atrial fibrillation. We plan to file a premarket approval, or PMA, based on data from our trial for the use of Sensei System in the treatment of atrial fibrillation, which is time-consuming and costly. If our clinical trial fails to produce sufficient data to support a PMA, it will take us longer to ultimately commercialize a product for the treatment of atrial fibrillation, or any other intended treatment, and generate revenue or the delay could result in our being unable to do so. Moreover, our development costs will increase if we need to perform more or larger clinical trials than planned.
We have incurred substantial management and employee turnover and we may lose additional key personnel or fail to attract and retain additional personnel needed for us to operate our business effectively.
Our management team includes several members hired since January 2014, including our Chief Executive Officer who joined us in May 2014. In addition, the position of Chief Financial Officer is currently held on an interim basis. If we are unable to recruit and retain qualified individuals, including retaining our Chief Executive Officer and/or hiring a permanent Chief Financial Officer, our product development and commercialization efforts could be materially delayed or be unsuccessful. We have periodically reduced our work force and we may undertake additional actions to reduce our work force in the future. These reductions in force may make it more difficult to retain and attract the qualified personnel required, placing a significant strain on our management. Retaining such personnel and recruiting necessary new employees in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled management and other personnel, we may be unable to continue our development and commercialization activities and our business will be harmed.

On April 18, 2016, we entered into a Retention Agreement with Christopher P. Lowe, our Interim Chief Financial Officer (the "Retention Agreement"). Pursuant to the terms of the Retention Agreement, provided that Mr. Lowe signs and does not revoke a waiver and release of claims against us and, if requested by our Board of Directors, resigns immediately as a member of the Board of Directors of the Company and each of our subsidiaries, if at any time Mr. Lowe’s employment with us is terminated due to a Covered Termination (as defined in the Retention Agreement and which includes (i) an Involuntary Termination Without Cause (as defined in the Retention Agreement) or (ii) a voluntary termination by Mr. Lowe of his employment for Good Reason (as defined in the Retention Agreement)), which occurs within three months prior to, or 12 months following, a change in control of the Company, then 100% of the unvested portion of any options, restricted stock, restricted stock units or other equity awards held by Mr. Lowe with regard to our capital stock shall become immediately vested.
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
The sale of our systems often represents a significant capital purchase for our customers and some customers finance their purchase of our systems through a credit facility or other financing. If prospective customers that need to finance their capital purchases are not able to access the credit or capital markets on terms that they consider acceptable, they may decide to postpone or cancel a potential purchase of our system. Potential customers with limited capital budgets may decide to spend those dollars on other technologies rather than on our products. Also, even customers with sufficient financial resources to make such purchases without resorting to the credit and capital markets may be less likely to make capital purchases during periods when they view the overall economic conditions unfavorably or with uncertainty. Many potential customers have delayed making a decision to purchase a Sensei or Magellan System, which has significantly impacted our sales, financial condition and results of operations. If we are unable to obtain market acceptance for our products’ value proposition, potential customers may not make these significant capital purchases and our sales, financial condition and results of operations would be harmed.

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
We depend on third-party manufacturers to produce most of the components of our systems and other current products, and have not entered into formal agreements with several of these third parties. We also depend on various third-party suppliers for various components we use in our systems and for our catheters and we generally do not maintain large volumes of inventory.

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
We continue our focus on our Magellan products. We received the CE Mark in Europe for our Magellan System in July 2011 and for the Magellan Robotic Catheter and related accessories designed for use with the Magellan System in October 2011, for our Magellan 6Fr Robotic Catheter in October 2014, and for our Magellan 10Fr Robotic Catheter in April 2015. We received FDA clearance to commercialize our Magellan System including the Magellan 9Fr Robotic Catheter and accessories in June 2012, we received FDA clearance for the marketing of our Magellan 6Fr Robotic Catheter in February 2014 and our Magellan 10Fr Robotic Catheter in July 2015 and Magellan eKit in February 2016. If hospitals do not widely adopt our Sensei or Magellan products, or if they decide that our systems are too expensive to purchase or operate, we may never achieve significant revenue, become profitable or sustain profitability.

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
We believe that the majority of procedures performed using our Sensei technology fall under MS-DRG 251, percutaneous cardiovascular procedures without coronary artery stent or acute myocardial infarction without major cardiovascular complication. The Centers for Medicare & Medicaid Services update the MS-DRG payment rates annually effective October 1 through September 30 of the following year. Because hospital inpatient reimbursement is largely dependent on geographical location and other hospital-specific factors, an individual hospital’s revenues from using our technology can vary significantly. At this time, although payments for these cardiac procedures have not undergone further reductions, we cannot predict the full impact any future rate changes, including rate reductions, will have on our revenues or business. We do not currently know the spread and proportion of MS-DRGs that apply to the range of procedures performed with our Magellan System and whether reimbursement amounts for each will be considered favorable by hospitals.

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
In the first quarter of 2016, approximately 48% of our total revenues were generated outside the United States. While some of these revenues were denominated in U.S. dollars, approximately 9% of our total revenues for the first quarter of 2016 were generated in other currencies. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating financial results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. A hypothetical 10% increase in the United States dollar exchange rate used would have resulted in an immaterial decrease in revenues for the first quarter of 2016.
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
The trading price of our common stock has been highly volatile. From October 1, 2012 through March 31, 2016, our closing stock price has fluctuated from a low of $1.30 to a high of $27.50 (adjusted to reflect the Reverse Split). The market price for our common stock may be affected by a number of factors, including those set forth in this Item 1A as well as:

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
Based on our review of publicly available filings as of May 9, 2016, all those known by the Company to be beneficial owners of more than five percent of our common stock together with our executive officers and directors, beneficially own or control approximately 62.4 percent of our outstanding common stock. Accordingly, our principal stockholders and our executive officers and directors have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Dated: May 16, 2016	By:	/s/ CARY G. VANCE
Cary G. Vance
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ CHRISTOPHER P. LOWE
Christopher P. Lowe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)